Form 10QSB
period 2004-06-30
FIRST FEDERAL FINANCIAL SERVICES INC
filed 2004-08-16
CIK 1283582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission file number 000-50820

                     FIRST FEDERAL FINANCIAL SERVICES, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Federal                                      37-1413556
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


300 St. Louis Street, Edwardsville, IL                                  62025
----------------------------------------                             -----------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code (618) 656-6200
                                                   --------------

Not applicable
--------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . No X .

Transitional Small Business Disclosure Format (Check one): Yes __.  No X.
                                                                      ---

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


              Class                                   Outstanding August 6, 2004
--------------------------------------                --------------------------
Common Stock, par value $.10 per share                3,920,060 *

* As of August 6, 2004, 2,156,033 shares were owned by First Federal Financial Services, MHC, the Company's mutual holding company parent.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.


                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX


                                                                        PAGE NO.


PART I - Financial Information                                             3

    Consolidated Balance Sheets                                            3

    Consolidated Statements of Income                                      4

    Consolidated Statements of Comprehensive Income                        5

    Consolidated Statements of Cash Flows                                  6

    Notes to Consolidated Financial Statements                             8

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       9

     Controls and Procedures                                              15

PART II - Other Information                                               16

Certifications                                                            17

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                                   Form 10-QSB

                       For the Quarter Ended June 30, 2004

                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                                     June 30,           December 31,
      Assets                                                                           2004                 2003
                                                                                 ------------------  ------------------
Cash and due from banks                                                        $           791,690           1,343,860
Federal funds sold                                                                      15,600,000             800,000
                                                                                 ------------------  ------------------
   Total cash and cash equivalents                                                      16,391,690           2,143,860
Interest-bearing time deposits                                                             500,000             500,000
Securities available for sale                                                            7,526,528           9,856,218
Securities held to maturity, at amortized cost (fair value
   of $536,523 and $665,577, respectively)                                                 552,367             668,602
Federal Home Loan Bank stock                                                             5,582,500           5,401,700
Loans, net of allowance for loan losses
   of $428,419 and $428,700, respectively                                              103,243,435         101,144,595
Property and equipment                                                                     861,661             873,029
Accrued interest receivable                                                                302,341             299,587
Foreclosed real estate                                                                      18,377                   -
Other assets                                                                               125,190              83,216
                                                                                 ------------------  ------------------
      Total assets                                                             $       135,104,089         120,970,807
                                                                                 ==================  ==================
      Liabilities and Stockholders' Equity
Deposits:
    Savings                                                                    $        29,623,823          27,386,692
    Time                                                                                68,361,501          70,544,640
                                                                                 ------------------  ------------------
      Total deposits                                                                    97,985,324          97,931,332
Advances from FHLB                                                                       1,000,000           4,000,000
Accrued interest payable                                                                     4,414              13,243
Other liabilities                                                                          501,197             307,506
                                                                                 ------------------  ------------------
      Total liabilities                                                                 99,490,935         102,252,081
                                                                                 ------------------  ------------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.10 par value;  1,000,000 shares
      authorized; no shares issued                                                               -                   -
   Common stock, $.10 par value; 10,000,000 shares authorized;
   3,920,060 and 100 shares issued and outstanding                                         392,006                  10
Additional paid-in capital                                                              16,514,931               4,990
Unearned employee stock ownership plan shares                                             (882,010)                  -
Retained earnings - substantially restricted                                            19,654,512          18,705,730
Accumulated other comprehensive income (loss), net                                         (66,285)              7,996
                                                                                 ------------------  ------------------
      Total stockholders' equity                                                        35,613,154          18,718,726
                                                                                 ------------------  ------------------
      Total liabilities and stockholders' equity                               $       135,104,089         120,970,807
                                                                                 ==================  ==================

See accompanying notes to consolidated financial statements.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                        Consolidated Statements of Income
                                   (Unaudited)


                                                               Three Months Ended                  Six Months Ended
                                                                      June 30,                          June 30,
                                                          -------------------------------  -------------------------------
                                                              2004             2003            2004             2003
                                                          --------------   --------------  --------------   --------------
Interest income:
Interest and fees on loans                              $     1,593,548        1,519,381       3,139,672        3,064,017
Securities:
   Taxable interest income                                       86,188          149,819         190,886          255,284
   Nontaxable income                                                683            1,313           1,365            6,417
   Dividends                                                     81,366           80,722         180,929          133,373
Interest bearing deposits                                        16,493            8,694          28,112           28,030
                                                          --------------   --------------  --------------   --------------
      Total interest income                                   1,778,278        1,759,929       3,540,964        3,487,121
                                                          --------------   --------------  --------------   --------------
Interest expense:
   Deposits                                                     628,167          711,300       1,259,405        1,475,285
   Advances from Federal Home Loan Bank                           4,552                -          15,479                -
                                                          --------------   --------------  --------------   --------------
      Total interest expense                                    632,719          711,300       1,274,884        1,475,285
                                                          --------------   --------------  --------------   --------------
      Net interest income                                     1,145,559        1,048,629       2,266,080        2,011,836
Provision for loan losses                                             -           10,000               -           10,000
                                                          --------------   --------------  --------------   --------------
      Net interest income after
          provision for loan losses                           1,145,559        1,038,629       2,266,080        2,001,836
                                                          --------------   --------------  --------------   --------------
Noninterest income:
   Loss on sale of securities available for sale                      -                -               -          (45,777)
   Other                                                            (75)             855           3,385            3,584
                                                          --------------   --------------  --------------   --------------
      Total noninterest income                                      (75)             855           3,385          (42,193)
                                                          --------------   --------------  --------------   --------------
Noninterest expense:
   Compensation and employee benefits                           203,237          186,444         411,766          361,339
   Occupancy expense                                             26,900           22,475          49,836           48,333
   Data processing services                                      14,633           15,392          31,858           30,743
   Advertising                                                    6,152            8,890          11,960           18,247
   Director fees                                                 53,400           36,200          84,850           63,650
   Professional services                                         32,071           11,349          50,166           22,613
   Other                                                         47,546           53,445          89,422           82,077
                                                          --------------   --------------  --------------   --------------
      Total noninterest expense                                 383,939          334,195         729,858          627,002
                                                          --------------   --------------  --------------   --------------
      Income before income taxes                                761,545          705,289       1,539,607        1,332,641
Income taxes                                                    293,925          269,300         590,825          531,900
                                                          --------------  --------------   --------------   --------------
      Net income                                        $       467,620          435,989         948,782          800,741
                                                          ==============   ==============  ==============   ==============
Basic and diluted income per share                      $             *                *               *                *
                                                          ==============   ==============  ==============   ==============
Dividends per share                                     $             -                -               -                -
                                                          ==============   ==============  ==============   ==============

See accompanying notes to consolidated financial statements.

* Not meaningful since initial public offering completed on June 28, 2004.


                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                               ---------------------------    --------------------------
                                                  2004           2003            2004           2003
                                               ------------   ------------    -----------    -----------

Net income                                   $     467,620        435,989        948,782        800,741
Other comprehensive income:
   Reclassification adjustment for loss
        included in income, net of tax                   -              -              -         27,924
   Unrealized gains (losses) on securities
        arising during the period                 (117,568)        30,325        (74,281)        15,029
                                               ------------   ------------    -----------    -----------
Comprehensive income                         $     350,052        466,314        874,501        843,694
                                               ============   ============    ===========    ===========

See accompanying notes to consolidated financial statements.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                  --------------------------------------
                                                                                        2004                 2003
                                                                                  -----------------    -----------------
Cash flows from operating activities:
   Net income                                                                   $          948,782              800,741
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of:
         Deferred loan origination (fees) costs, net                                       (12,867)             124,348
         Premiums and discounts on securities                                                9,615               26,194
      Provision for loan losses                                                                  -               10,000
      Loss on sale of securities available for sale                                              -               45,777
      Depreciation and amortization                                                         23,449               27,562
      FHLB stock dividends                                                                (180,800)            (191,900)
      Change in assets and liabilities:
        Decrease (increase) in accrued interest receivable                                  (2,754)              12,500
        Decrease (increase) in other assets                                                  5,137               45,604
        Increase (decrease) in accrued interest payable                                     (8,829)              (2,759)
        Increase (decrease) in other liabilities                                           193,691              129,139
                                                                                  -----------------    -----------------
                   Net cash flows from operating activities                                975,424            1,027,206
                                                                                  -----------------    -----------------
Cash flows from investing activities:
   Available for sale securities:
      Purchases                                                                                  -           (8,294,234)
      Proceeds from sale                                                                         -            1,287,450
      Proceeds from call and maturities                                                  2,200,000            4,900,000
   Held to maturity securities:
      Purchases                                                                                  -             (770,218)
      Proceeds from paydowns                                                               114,918               43,596
   Purchase of Federal Home Loan Bank Stock                                                      -           (1,000,000)
   Loan originations, net of principal collected                                        (2,104,350)          (2,992,114)
   Purchase of property and equipment                                                      (12,081)             (11,736)
                                                                                  -----------------    -----------------
           Net cash flows from investing activities                             $          198,487           (6,837,256)
                                                                                  -----------------    -----------------
                                                                                                             (Continued)

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(Continued)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                  ----------------------------------------
                                                                                        2004                  2003
                                                                                  ------------------    ------------------

Cash flows from financing activities:
   Net increase (decrease) in savings accounts                                  $         2,237,131               780,534
   Net increase (decrease) in time accounts                                              (2,183,139)            1,661,875
   Repayment of advances from FHLB                                                       (3,000,000)                    -
   Proceeds from issuance of common stock                                                16,019,927                     -
                                                                                  ------------------    ------------------
         Cash flows from financing activities                                            13,073,919             2,442,409
                                                                                  ------------------    ------------------
Net increase (decrease) in cash and cash equivalents                                     14,247,830            (3,367,641)
Cash and cash equivalents at beginning of period                                          2,143,860             4,269,844
                                                                                  ------------------    ------------------
Cash and cash equivalents at end of period                                      $        16,391,690               902,203
                                                                                  ==================    ==================


Supplemental schedule of noncash investing and financing activities:
Real estate acquired in settlement of loan                                      $            18,377                     -

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
   Interest                                                                     $         1,283,713             1,478,044
   Income taxes, net of refunds                                                 $           508,438               422,435


See accompanying notes to consolidated financial statements.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.


                   Notes to Consolidated Financial Statements


(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 contained in the Prospectus.

     On January 2, 2001, First Federal Savings & Loan Association of Edwardsville (Association) reorganized into the two-tier mutual holding company structure. As part of the reorganization, the Association became a capital stock savings and loan association and a wholly-owned subsidiary of First Federal Financial Services, Inc. (Company), which became the wholly-owned subsidiary of First Federal Financial Services, MHC (Mutual Holding Company). On November 20, 2003, the Board of Directors adopted a plan to complete an initial public offering of the common stock of the Company. In connection with the offering the Company offered its common stock to the depositors as of specified dates and to an employee stock ownership plan. The initial public offering was consummated on June 28, 2004 through the sale and issuance by the Company of 1,764,027 shares of common stock at $10 per share. In addition, the Company issued 2,156,033 shares to the Mutual Holding Company. The Mutual Holding Company has a 55% ownership percentage in the Company. Net proceeds from the sale of common stock were $16,019,927 after deduction of conversion costs of $738,333, and unearned compensation related to shares issued to the ESOP.

     The Association operates as a federally-chartered stock savings and loan association, originally chartered by the State of Illinois in 1921. The Association's deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).

(2) Earnings per share for the three and six months ended June 30, 2004 has not been presented and is not considered meaningful, since the initial public offering was consummated on June 28, 2004.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General
-------

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project' or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution you not to place undue reliance on any such forward-looking statements, which only speak as of the date made. The Company wishes to advise you that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Qualitative Disclosures of Market Risk
--------------------------------------

The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Company has an exposure to interest rate risk. The Company has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Company's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage loans (AMLs) secured by one- to four- family, multi-family, and nonresidential real estate and the origination of other types of adjustable-rate and short-term loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans.

Quantitative Disclosures of Market Risk
---------------------------------------

The Company does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Company is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk. The Company is subject to interest rate risk.

The OTS provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value (NPV) of the institution based upon the effect of an assumed 100 basis point increase or decrease in interest rates. NPV is the present value of the expected net cash flows from the institution's financial instruments (assets, liabilities and off-balance sheet contracts). Loans, deposits, advances and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, advances from the Federal Home Loan Bank (FHLB) and net income. The Association has an agreement with the FHLB of Chicago to provide cash advances, should the Association need additional funds for loan originations or other purposes.

Commitments to originate mortgage loans are legally binding agreements to lend to the Company's customers. Commitments, which generally expire in 90 days or less, at June 30, 2004 to originate adjustable and fixed-rate loans for portfolio were approximately $853,000 and $2,806,000, respectively. Commitments on behalf of borrowers for unused lines of credit for construction adjustable and fixed-rate loans were approximately $1,228,000 and $1,321,000, respectively. Interest rates on these fixed-rate commitments generally ranged from 5.375% to 6.375%.

Financial Condition
-------------------

Total assets increased from $121.0 million at December 31, 2003 to $135.1 million at June 30, 2004. Proceeds from sale of common stock of $16.0 million were temporarily invested in federal funds sold and other cash equivalents at June 30, 2004. Subsequently, the Association and Company have purchased or committed to purchase $10.5 million in federal agency obligations and corporate debt securities. The Association and the Company plan to use the remaining proceeds to fund loans and purchase certain securities. Securities available for sale decreased from $9.9 million at December 31, 2003 to $7.5 million at June 30, 2004. The decline in securities available for sale is due to maturities and calls of certain securities. Loans, net increased from $101.1 million at December 31, 2003 to $103.2 million at June 30, 2004 as a result of new loan originations, partially offset by loan collections. Advances from FHLB decreased from $4.0 million at December 31, 2003 to $1.0 million at June 30, 2004, as certain advances from FHLB of Chicago were repaid. Other liabilities increased from $308,000 at December 31, 2003 to $501,000 at June 30, 2004 as a result of the timing of payment of Federal income taxes and certain accrued expenses. Stockholders' equity increased from $18.8 million at December 31, 2003 to $35.6 million at June 30, 2004, primarily as a result of the proceeds from sale of common stock and net income for the six months ended June 30, 2004.

The Association is required to maintain certain minimum capital requirements under OTS regulations. Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Association's financial statements. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to judgments by the regulators about components, risk-weightings and other factors.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The Association's actual and required capital amounts and ratios at June 30, 2004 are as follows:


                                                                                       Minimum    Required
                                                                        ------------------------------------------------
                                                                              for Capital             to be "Well
                                                       Actual                  Adequacy               Capitalized"
                                               -----------------------  ------------------------ -----------------------
                                                 Amount       Ratio        Amount       Ratio       Amount      Ratio
                                               ------------ ----------  ------------ ----------- ------------ ----------
                                                                        (Dollars in Thousands)
Stockholders' equity                          $     26,857
Unrealized loss on securities AFS, net                  66
                                               ------------
Tangible capital                              $     26,923      19.9%  $     2,028        1.5%         N/A
General valuation allowance                            428
                                               ------------

Total capital to risk-weighted assets         $     27,351      41.5%  $     5,268        8.0%  $     6,585      10.0%
                                               ============

Tier 1 capital to risk-weighted assets        $     26,923      40.9%  $       N/A              $     3,950       6.0%

Tier 1 capital to total assets                $     26,923      19.9%  $     5,407        4.0%  $     6,759       5.0%



Critical Accounting Estimates
-----------------------------

The Company considers the allowance for loan losses to be its critical accounting estimate, due to the higher degree of judgment and complexity than its other significant accounting estimates. The allowance for loan losses is evaluated quarterly by management and is based upon management's consideration of current economic conditions, the Company's loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets. Management also reviews individual loans for which full collectibility may not be reasonably assured.
This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The analysis has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Management also analyzes historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance for loan losses. Actual loan losses may be significantly more than the allowances established which could have a material negative effect on the Company's financial results.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Asset Quality
-------------

The following table sets forth information with respect to the Company's nonperforming loans at the dates indicated.

                                                                               June 30,         December 31,
                                                                                 2004                   2003
                                                                           ------------------   ---------------------

Nonaccrual loans                                                         $           118,562                 140,453
Accruing loans past due 90 days or more                                                    -                       -
                                                                           ------------------   ---------------------
  Total nonperforming loans                                              $           118,562                 140,453
                                                                           ==================   =====================

Allowance for losses on nonperforming loans                              $            11,856                  14,045
                                                                           ==================   =====================

Nonperforming loans with no allowance for loan losses                    $                 -                       -
                                                                           ==================   =====================


At June 30, 2004, the Company had no loans which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured.

Under the Company's internal review policy, loans classified as substandard increased from $181,500 at December 31, 2003 to $214,815 at June 30, 2004. Loans classified as doubtful amounted to $280 at December 31, 2003 compared to none at June 30, 2004.

Following is a summary of activity in the allowance for loan losses:


Balance at December 31, 2003                                             $           428,700
   Charge-offs                                                                          (281)
   Recoveries                                                                              -
   Provision charged to expense                                                            -
                                                                           ------------------
Balance at June 30, 2004                                                 $           428,419
                                                                           ==================




Results of Operations
---------------------

Net income increased from $436,000 for the three months ended June 30, 2003 to $468,000 for the three months ended June 30, 2004. Net income increased from $801,000 for the six months ended June 30, 2003 to $949,000 for the six months ended June 30, 2004. The increase in net income resulted from higher net

                     FIRST FEDERAL FINANCIAL SERVICES, INC.


interest income, which more than offset higher noninterest expense and income taxes.

Net interest income increased from $1.05 million for the three months ended June 30, 2003 to $1.15 million for the three months ended June 30, 2004. Net interest income increased for the six month periods from $2.01 million in 2003 to $2.27 million in 2004. The increase was due to a higher interest rate spread. The interest rate spread was 3.09 % for the six months ended June 30, 2003 and 3.33% for the

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


six months ended June 30, 2004. The average rate on interest-earning assets decreased by 33 basis points, while the average rate on interest-bearing liabilities decreased by 57 basis points. The improvement in the interest rate spread is attributable to the repricing of deposit rates, which more than offset the effect of lower rates earned on loans.

Interest income on loans increased from $1.52 million for the three months ended June 30, 2003 to $1.59 million for the three months ended June 30, 2004. Interest income on loans increased from $3.06 million for the six months ended June 30, 2003 to $3.14 million for the six months ended June 30, 2004. Interest income on loans increased as a result of a higher average balance, partially offset by a lower average yield. The average yield on loans decreased from 6.62% for the six months ended June 30, 2003 to 6.09% for the six months ended June 30, 2004. The average balance of loans was $92.5 million and $103.2 million for the six months ended June 30, 2003 and 2004, respectively. The higher average balance for loans reflects an increase in loan originations, due to the relatively low interest rate environment. Interest income on securities decreased as a result of a lower average balance, partially offset by a higher average yield. The average balance of securities for the six months ended June 30, 2003 and 2004 was $18.2 million and $14.5 million, respectively. The average yield on securities for the six months ended June 30, 2003 and 2004 was 4.32% and 5.14%, respectively.

Interest expense on deposits declined from $711,000 for the three months ended June 30, 2003 to $628,000 for the comparable period in 2004. Interest expense on deposits decreased from $1.48 million for the six months ended June 30, 2003 to $1.26 million for the comparable period in 2004. Interest expense on deposits decreased as a result of a lower average rate, partially offset by a higher average balance. The average rate on deposits decreased from 3.03% for the six months ended June 30, 2003 to 2.49% for the comparable period in 2004. The average balance of deposits was $97.4 million and $101.2 million for the six months ended June 30, 2003 and 2004, respectively. Interest expense on advances from the FHLB increased due to a higher average balance.

The provision for loan losses decreased from $10,000 for the three and six months ended June 30, 2003 to none for the comparable periods in 2004. The provision for loan losses is based upon management's consideration of current economic conditions, the Company's loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company's provision for loan losses.

The Company is subject to periodic examination by the Office of Thrift Supervision (OTS), which may require the Company to record increases in the

                     FIRST FEDERAL FINANCIAL SERVICES, INC.


allowances based on their evaluation of available information. There can be no assurance that the OTS will not require further increases to the allowances.

Noninterest income increased from a loss of $42,000 for the six months ended June 30, 2003 to income of $3,000 for the comparable period in 2004. The 2003 period included losses on sales of securities available for sale of $46,000. Other noninterest income consists of rental income, net of expenses.

Noninterest expense increased from $334,000 for the three months ended June 30, 2003 to $384,000 for the three months ended June 30, 2004. Noninterest expense increased from $627,000 for the six months ended June 30, 2003 to $730,000 for the comparable period in 2004. Compensation and


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


employee benefits increased from $186,000 for the three months ended June 30, 2003 to $203,000 for the comparable period in 2004. Compensation and employee benefits increased from $361,000 for the six months ended June 30, 2003 to $412,000 for the comparable period in 2004. Compensation and employee benefits increased due to salary increases and higher benefit costs associated with the retirement plan and employee bonus plan, which distributes 5% of the Association's pre-tax income to its employees based upon each employee's years of service and salary level. The Company expects compensation and employee benefit expenses to increase in the future due to expenses related to the Employee Stock Ownership Plan approved as part of the stock conversion. Pursuant to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the Company will recognize compensation expense equal to the fair market value of shares committed to be released during the period. Director fees increased from $36,000 for the three months ended June 30, 2003 to $53,000 for the comparable period in 2004. Director fees increased from $64,000 for the six months ended June 30, 2003 to $85,000 for the comparable period in 2004. Director fees increased as a result of additional director meetings held due to the stock conversion and the addition of one director. Professional services increased from $11,000 for the three months ended June 30, 2003 to $32,000 for the comparable period in 2004. Professional services increased from $23,000 for the six months ended June 30, 2003 to $50,000 for the comparable period in 2004. Professional services increased as a result of higher audit fees incurred. The Company also expects other noninterest expense to increase in the future due to the additional costs of operating as a public entity.

Income taxes increased from $269,000 for the three months ended June 30, 2003 to $294,000 for the comparable period in 2004. Income taxes increased from $532,000 for the six months ended June 30, 2003 to $591,000 for the comparable period in 2004. Income taxes increased due to higher pretax income. The effective tax rate was 38.2% for the three months ended June 30, 2003 versus 38.6% for the comparable period in 2004. The effective tax rate was 39.9% for the six months ended June 30, 2003 versus 38.4% for the comparable period in 2004.

                      FIRST FEDERAL FINANCIAL SERVICES INC.

                             Controls and Procedures


As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                           PART II - Other Information

Item 1 - Legal Proceedings.

     There are no material legal proceedings to which the Company is a party or of which any of their property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities and Use of Proceeds.

     (a)  Not applicable.
     (b)  Not applicable.
     (c)  Not applicable.
     (d) Proceeds from sale of common stock were temporarily invested in federal funds sold and other cash equivalents at June 30, 2004. Subsequently, the Association and Company have purchased or committed to purchase $10.5 million in federal agency obligations and corporate debt securities.
     (e)  Not applicable.

Item 3 - Defaults upon Senior Securities.

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

     None

Item 5 - Other Information.

     None

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibit 31.1:  Certification  of Chief Executive  Officer  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
     (b)  Exhibit 31.2:  Certification  of Chief Financial  Officer  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
     (c) Exhibit 32: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (d) Reports on Form 8-K: On June 28, 2004 the Company issued a press release reporting that it had completed its initial stock offering.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     FIRST FEDERAL FINANCIAL SERVICES, INC.
                     --------------------------------------
                             (Small Business Issuer)



DATE: August 11, 2004     BY: /s/ Larry W. Mosby
      ---------------         ------------------
                              Larry Mosby, President and Chief Executive Officer



                          BY: /s/ Donald Engelke
                              ------------------
                              Donald Engelke, Vice President and Chief Financial Officer

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I  Larry W. Mosby, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Federal Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors:

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: August 11, 2004

                                 /s/ Larry W. Mosby
                                 -------------------------------------
                                 Larry W. Mosby
                                 President and Chief Executive Officer

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                                                                   Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Donald Engelke, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Federal Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors:

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: August 11, 2004
                                      /s/ Donald Engelke
                                      ------------------------------------------
                                      Donald Engelke
                                      Vice President and Chief Financial Officer

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                                                                      Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Larry W. Mosby, Chief Executive Officer, and Donald Engelke, Vice President and Chief Financial Officer, of First Federal Financial Services, Inc. (Company) each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2004 (Report) and that to the best of his knowledge:

     1. the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
     2. the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                 By:   /s/ Larry W. Mosby
                                       -----------------------------------------
                                       Larry W. Mosby
                                       President and Chief Executive Officer



                                 By:  /s/ Donald Engelke
                                      -----------------------------------------
                                      Donald Engelke
                                      Vice President and Chief Financial Officer


Date:  August 11, 2004