Form 10QSB
period 2004-09-30
FIRST FEDERAL FINANCIAL SERVICES INC
filed 2004-11-12
CIK 1283582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                  FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                                                Commission file number 000-50820

                     FIRST FEDERAL FINANCIAL SERVICES, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Federal                                37-1413556
                 -------                                ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 300 St. Louis Street, Edwardsville, IL                    62025
 --------------------------------------                    -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

Transitional Small Business Disclosure Format (Check one): Yes |_|. No |X|.

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding October 29, 2004
--------------------------------------          ----------------------------
Common Stock, par value $.10 per share                    3,920,060 *

* As of October 29, 2004, 2,156,033 shares were owned by First Federal Financial Services, MHC, the Company's mutual holding company parent.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                       PAGE NO.

PART I - Financial Information

    Consolidated Balance Sheets                                            3

    Consolidated Statements of Income                                      4

    Consolidated Statements of Comprehensive Income                        5

    Consolidated Statements of Cash Flows                                  6

    Notes to Consolidated Financial Statements                             8

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                      10

    Controls and Procedures                                               16

PART II - Other Information                                               17

Certifications                                                            18

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                    September 30,        December 31,
      Assets                                                            2004                 2003
                                                                    -------------       -------------
Cash and due from banks                                             $   1,134,039           1,343,860
Federal funds sold                                                      1,200,000             800,000
                                                                    -------------       -------------
   Total cash and cash equivalents                                      2,334,039           2,143,860
Interest-bearing time deposits                                            500,000             500,000
Securities available for sale                                          16,190,565           9,856,218
Securities held to maturity, at amortized cost (fair value
   of $505,567 and $665,577, respectively)                                513,071             668,602
Federal Home Loan Bank stock                                            7,665,200           5,401,700
Loans, net of allowance for loan losses
   of $428,419 and $428,700, respectively                             105,944,482         101,144,595
Property and equipment                                                    872,711             873,029
Accrued interest receivable                                               417,923             299,587
Other assets                                                               64,962              83,216
                                                                    -------------       -------------
      Total assets                                                  $ 134,502,953         120,970,807
                                                                    =============       =============
      Liabilities and Stockholders' Equity
Deposits:
    Savings                                                         $  28,281,651          27,386,692
    Time                                                               68,540,057          70,544,640
                                                                    -------------       -------------
      Total deposits                                                   96,821,708          97,931,332
Advances from FHLB                                                      1,000,000           4,000,000
Accrued interest payable                                                    4,470              13,243
Other liabilities                                                         443,097             307,506
                                                                    -------------       -------------
      Total liabilities                                                98,269,275         102,252,081
                                                                    -------------       -------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.10 par value;  1,000,000 shares
      authorized; no shares issued                                             --                  --
   Common stock, $.10 par value; 10,000,000 shares authorized;
   3,920,060 and 100 shares issued and outstanding                        392,006                  10
Additional paid-in capital                                             16,513,181               4,990
Unearned employee stock ownership plan shares                            (859,960)                 --
Retained earnings - substantially restricted                           20,148,252          18,705,730
Accumulated other comprehensive income, net                                40,199               7,996
                                                                    -------------       -------------
      Total stockholders' equity                                       36,233,678          18,718,726
                                                                    -------------       -------------
      Total liabilities and stockholders' equity                    $ 134,502,953         120,970,807
                                                                    =============       =============

See accompanying notes to consolidated financial statements.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                        Consolidated Statements of Income
                                   (Unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                      --------------------------      --------------------------
                                                         2004            2003            2004            2003
                                                      ----------      ----------      ----------      ----------
Interest income:
Interest and fees on loans                            $1,567,562       1,521,615       4,707,234       4,585,632
Securities:
   Taxable interest income                               142,431         135,667         333,317         390,951
   Nontaxable income                                         682           1,312           2,047           7,729
   Dividends                                              82,707          97,831         263,636         231,204
Interest bearing deposits                                 23,354           6,721          51,466          34,751
                                                      ----------      ----------      ----------      ----------
      Total interest income                            1,816,736       1,763,146       5,357,700       5,250,267
                                                      ----------      ----------      ----------      ----------
Interest expense:
   Deposits                                              606,185         674,875       1,865,590       2,150,160
   Advances from Federal Home Loan Bank                    3,169           4,834          18,648           4,834
                                                      ----------      ----------      ----------      ----------
      Total interest expense                             609,354         679,709       1,884,238       2,154,994
                                                      ----------      ----------      ----------      ----------
      Net interest income                              1,207,382       1,083,437       3,473,462       3,095,273
Provision for loan losses                                     --          10,000              --          20,000
                                                      ----------      ----------      ----------      ----------
      Net interest income after
          provision for loan losses                    1,207,382       1,073,437       3,473,462       3,075,273
                                                      ----------      ----------      ----------      ----------
Noninterest income:
   Loss on sale of securities available for sale              --              --              --         (45,777)
   Other                                                   8,392          10,304          11,777          13,888
                                                      ----------      ----------      ----------      ----------
      Total noninterest income                             8,392          10,304          11,777         (31,889)
                                                      ----------      ----------      ----------      ----------
Noninterest expense:
   Compensation and employee benefits                    233,373         203,231         645,139         564,570
   Occupancy expense                                      28,211          28,630          78,047          76,963
   Data processing services                               16,810          14,654          48,668          45,397
   Advertising                                             9,467          11,465          21,427          29,712
   Director fees                                          33,050          31,200         117,900          94,850
   Professional services                                  45,571          11,300          95,737          33,913
   Loss on sale of foreclosed real estate                    316              --             316              --
   Other                                                  44,823          42,901         134,245         124,978
                                                      ----------      ----------      ----------      ----------
      Total noninterest expense                          411,621         343,381       1,141,479         970,383
                                                      ----------      ----------      ----------      ----------
      Income before income taxes                         804,153         740,360       2,343,760       2,073,001
Income taxes                                             310,413         282,717         901,238         814,617
                                                      ----------      ----------      ----------      ----------
      Net income                                      $  493,740         457,643       1,442,522       1,258,384
                                                      ==========      ==========      ==========      ==========
Basic and diluted income per share (see Note 2)       $     0.13               *            0.13               *
                                                      ==========      ==========      ==========      ==========
Dividends per share                                   $       --              --              --              --
                                                      ==========      ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

* Not applicable since initial public offering completed on June 28, 2004.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                --------------------------       --------------------------
                                                   2004            2003             2004            2003
                                                ----------      ----------       ----------      ----------
Net income                                      $  493,740         457,643        1,442,522       1,258,384
Other comprehensive income:
   Reclassification adjustment for loss
        included in income, net of tax                  --              --               --          27,924
   Unrealized gains (losses) on securities
        arising during the period                  106,484         (86,782)          32,203         (71,753)
                                                ----------      ----------       ----------      ----------
Comprehensive income                            $  600,224         370,861        1,474,725       1,214,555
                                                ==========      ==========       ==========      ==========

See accompanying notes to consolidated financial statements.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                          -------------------------------
                                                                              2004               2003
                                                                          ------------       ------------
Cash flows from operating activities:
   Net income                                                             $  1,442,522          1,258,384
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of:
         Deferred loan origination (fees) costs, net                           (17,272)           153,659
         Premiums and discounts on securities                                   12,926             35,825
      Provision for loan losses                                                     --             20,000
      Loss on sale of securities available for sale                                 --             45,777
      Loss on sale of foreclosed real estate                                       316                 --
      Depreciation and amortization                                             35,767             41,343
      FHLB stock dividends                                                    (263,500)          (289,700)
      ESOP expense                                                              28,252                 --
      Change in assets and liabilities:
        Decrease (increase) in accrued interest receivable                    (118,336)           (21,422)
        Decrease (increase) in other assets                                     23,310             74,174
        Increase (decrease) in accrued interest payable                         (8,773)            (1,387)
        Increase (decrease) in other liabilities                               110,086            (17,227)
                                                                          ------------       ------------
                   Net cash flows from operating activities                  1,245,298          1,299,426
                                                                          ------------       ------------
Cash flows from investing activities:
  Available for sale securities:
      Purchases                                                             (8,492,646)        (8,294,234)
      Proceeds from sale                                                            --          1,287,450
      Proceeds from call and maturities                                      2,200,000          5,400,000
  Held to maturity securities:
      Purchases                                                                     --           (770,218)
      Proceeds from paydowns                                                   153,556            157,969
   Purchase of Federal Home Loan Bank Stock                                 (2,000,000)        (1,000,000)
   Loan originations, net of principal collected                            (4,799,101)        (6,063,134)
   Purchase of property and equipment                                          (35,449)           (11,736)
   Proceeds from sale of foreclosed real estate                                 16,170                 --
                                                                          ------------       ------------
           Net cash flows from investing activities                       $(12,957,470)        (9,293,903)
                                                                          ------------       ------------

                                                                     (Continued)

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(Continued)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              -------------------------------
                                                                                  2004               2003
                                                                              ------------       ------------
Cash flows from financing activities:
   Net increase (decrease) in savings accounts                                $    894,959          1,474,250
   Net increase (decrease) in time accounts                                     (2,004,583)           610,382
   Proceeds from advances from FHLB                                                     --          3,000,000
   Repayment of advances from FHLB                                              (3,000,000)                --
   Proceeds from issuance of common stock                                       16,011,975                 --
                                                                              ------------       ------------
         Cash flows from financing activities                                   11,902,351          5,084,632
                                                                              ------------       ------------
Net increase (decrease) in cash and cash equivalents                               190,179         (2,909,845)
Cash and cash equivalents at beginning of period                                 2,143,860          4,269,844
                                                                              ------------       ------------
Cash and cash equivalents at end of period                                    $  2,334,039          1,359,999
                                                                              ============       ============

Supplemental schedule of noncash investing and financing activities:
Real estate acquired in settlement of loan                                    $     16,486                 --

Supplemental  disclosures of cash flow information:
Cash paid (received) during the period for:
   Interest                                                                   $  1,893,011          2,156,381
   Income taxes, net of refunds                                               $    790,165            783,919

See accompanying notes to consolidated financial statements.

                      FIRST FEDERAL FINANCIAL SERVICES INC.

                   Notes to Consolidated Financial Statements

(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 contained in the Prospectus used in the Company's initial public offering (described below).

      On January 2, 2001, First Federal Savings & Loan Association of Edwardsville (Association) reorganized into the two-tier mutual holding company structure. As part of the reorganization, the Association became a capital stock savings and loan association and a wholly-owned subsidiary of First Federal Financial Services, Inc. (Company), which became the wholly-owned subsidiary of First Federal Financial Services, MHC (Mutual Holding Company). On November 20, 2003, the Board of Directors adopted a plan to complete an initial public offering of the common stock of the Company. In connection with the offering the Company offered its common stock to the depositors of the Association as of specified dates and to an employee stock ownership plan. The initial public offering was consummated on June 28, 2004 through the sale and issuance by the Company of 1,764,027 shares of common stock at $10 per share. In addition, the Company issued 2,156,033 shares to the Mutual Holding Company. The Mutual Holding Company has a 55% ownership percentage in the Company. Net proceeds from the sale of common stock were $16,011,975 after deduction of conversion costs of $746,285, and unearned compensation related to shares issued to the ESOP.

      The Association operates as a federally-chartered stock savings and loan association, originally chartered by the State of Illinois in 1921. The Association's deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).

(2) Basic and diluted income per share was $.13 for both the three and nine months ended September 30, 2004. The weighted-average shares outstanding for basic and diluted income per share for the three and nine months ended September 30, 2004 were 3,832,962. Basic and diluted income per share for the nine months ended September 30, 2004 is based upon the weighted-average shares outstanding during the period June 28, 2004 to September 30, 2004. ESOP shares, which have been committed to be released, are considered outstanding. Net income for the six months ended June 30, 2004, is not included in the calculation of basic and diluted income per share for the nine months ended September 30, 2004. Income per share for the three and nine months ended September 30, 2003 is not applicable since the initial public offering was completed on June 28, 2004.

                      FIRST FEDERAL FINANCIAL SERVICES INC.

                   Notes to Consolidated Financial Statements

3) Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2004, are summarized as follows:

                                              Less than 12 Months         12 Months or More               Total
                                             Fair       Unrealized       Fair       Unrealized       Fair      Unrealized
                                             Value         loss          Value          loss         Value         loss
                                          ----------    ----------    ----------    ----------    ----------   ----------
      Securities available for sale:
        U.S. government agency
            obligations                   $1,005,625           737     1,464,870        34,505     2,470,495       35,242
        Corporate                                 --            --     1,537,869        59,131     1,537,869       59,131
                                          ----------    ----------    ----------    ----------    ----------   ----------
                                          $1,005,625           737     3,002,739        93,636     4,008,364       94,373
                                          ==========    ==========    ==========    ==========    ==========   ==========

      Securities held to maturity:
        Mortgage-backed securities        $       --            --       505,567         7,504       505,567        7,504
                                          ==========    ==========    ==========    ==========    ==========   ==========

      For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary, by the Company.

4) Subsequent to September 30, 2004 the Board of Directors declared a $.07 per share cash dividend payable November 18, 2004 to stockholders of record, excluding First Federal Financial Services, MHC, on November 4, 2004. The Company expects that, subject to regulatory capital requirements of the Association, financial condition and results of operations for the Company and Association, quarterly dividends will continue to be paid in the future. No assurances can be given that dividends will be paid in the future.

                      FIRST FEDERAL FINANCIAL SERVICES INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution you not to place undue reliance on any such forward-looking statements, which only speak as of the date made. The Company wishes to advise you that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview
--------

The Company completed an initial public offering on June 28, 2004 through the sale and issuance by the Company of 1,764,027 shares of common stock at $10 per share. Basic and diluted income per share was $.13 for both the three and nine months ended September 30, 2004.

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

                      FIRST FEDERAL FINANCIAL SERVICES INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, advances from the Federal Home Loan Bank (FHLB) and net income. The Association has an agreement with the FHLB of Chicago to obtain cash advances, should the Association need additional funds for loan originations or other purposes.

Commitments to originate mortgage loans are legally binding agreements to lend to the Company's customers. Commitments, which generally expire in 90 days or less, at September 30, 2004 to originate adjustable and fixed-rate loans for portfolio were approximately $1,661,000 and $1,427,000, respectively. Commitments on behalf of borrowers for unused lines of credit for construction adjustable and fixed-rate loans were approximately $698,000 and $1,744,000, respectively. Interest rates on these fixed-rate commitments generally ranged from 5.875% to 6.375%.

Financial Condition
-------------------

Total assets increased from $121.0 million at December 31, 2003 to $134.5 million at September 30, 2004. Proceeds from sale of common stock of $16.0 million were invested $8.5 million in federal agency obligations and corporate debt securities, $2.0 million in FHLB stock and the remaining $5.5 million were used to fund loans and deposit withdrawals. As a result, securities available for sale increased from $9.9 million at December 31, 2003 to $16.2 million at September 30, 2004. Federal Home Loan Bank stock rose from $5.4 million at December 31, 2003 to $7.7 million at September 30, 2004. Loans, net increased from $101.1 million at December 31, 2003 to $105.9 million at September 30, 2004 as a result of new loan originations, partially offset by loan collections. Accrued interest receivable increased from $300,000 at December 31, 2003 to $418,000 at September 30, 2004 due to a higher securities portfolio balance and timing of interest receipts on loans and securities. Deposits declined from $97.9 million at December 31, 2003 to $96.8 million at September 30, 2004. Advances from FHLB decreased from $4.0 million at December 31, 2003 to $1.0 million at September 30, 2004, as certain advances from FHLB of Chicago were repaid. Other liabilities increased from $308,000 at December 31, 2003 to $443,000 at September 30, 2004 as a result of the timing of payment of Federal income taxes and certain accrued expenses. Stockholders' equity increased from $18.8 million at December 31, 2003 to $36.2 million at September 30, 2004, primarily as a result of the net proceeds from sale of common stock of $16.0 million and net income for the nine months ended September 30, 2004 of $1.4 million.

Subsequent to September 30, 2004 the Board of Directors declared a $.07 per share cash dividend payable November 18, 2004 to stockholders of record, excluding First Federal Financial Services, MHC, on November 4, 2004.

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

                      FIRST FEDERAL FINANCIAL SERVICES INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The Association's actual and required capital amounts and ratios at September 30, 2004 were as follows:

                                                                                     Minimum Required
                                                                       -------------------------------------------
                                                                            for Capital            to be "Well
                                                Actual                        Adequacy             Capitalized"
                                             -------------------       -------------------     -------------------
                                               Amount      Ratio         Amount      Ratio       Amount      Ratio
                                             ----------    -----       ---------     -----     ---------     -----
                                                                      (Dollars in Thousands)
Stockholders' equity                         $   27,421
Unrealized loss on securities AFS, net                2
                                             ----------
Tangible capital                             $   27,423     21.5%      $   1,911       1.5%         N/A
General valuation allowance                         428
                                             ----------

Total capital to risk-weighted assets        $   27,851     42.0%      $   5,300       8.0%    $   6,626     10.0%
                                             ==========

Tier 1 capital to risk-weighted assets       $   27,423     41.4%      $     N/A               $   3,975      6.0%

Tier 1 capital to total assets               $   27,423     21.5%      $   5,096       4.0%    $   6,370      5.0%

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

                      FIRST FEDERAL FINANCIAL SERVICES INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Asset Quality
-------------

The following table sets forth information with respect to the Company's nonperforming loans at the dates indicated.

                                                           September 30,      December 31,
                                                               2004               2003
                                                           -------------      ------------
Nonaccrual loans                                           $     158,791           140,453
Accruing loans past due 90 days or more                               --                --
                                                           -------------      ------------
  Total nonperforming loans                                $     158,791           140,453
                                                           =============      ============

Allowance for losses on nonperforming loans                $      15,879            14,045
                                                           =============      ============

Nonperforming loans with no allowance for loan losses      $          --                --
                                                           =============      ============

At September 30, 2004, the Company had no loans which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured.

Under the Company's internal review policy, loans classified as substandard decreased from $181,500 at December 31, 2003 to $158,791 at September 30, 2004. Loans classified as doubtful amounted to $280 at December 31, 2003 compared to none at September 30, 2004.

Following is a summary of activity in the allowance for loan losses:

Balance at December 31, 2003                                $  428,700
   Charge-offs                                                    (281)
   Recoveries                                                       --
   Provision charged to expense                                     --
                                                            ----------
Balance at September 30, 2004                               $  428,419
                                                            ==========

Results of Operations
---------------------

Net income increased from $458,000 for the three months ended September 30, 2003 to $494,000 for the three months ended September 30, 2004. Net income increased from $1,258,000 for the nine months ended September 30, 2003 to $1,443,000 for the nine months ended September 30, 2004. The increases in net income resulted from higher net interest income, which more than offset higher noninterest expense and income taxes.

Net interest income increased from $1.08 million for the three months ended September 30, 2003 to $1.21 million for the three months ended September 30, 2004. Net interest income increased for the nine month periods from $3.10 million in 2003 to $3.47 million in 2004. The increases were due to growth of the Company's assets primarily as a result of the initial public offering and a slightly higher interest rate spread.

                      FIRST FEDERAL FINANCIAL SERVICES INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The ratio of interest-earning assets to interest-bearing liabilities rose from 116.36% for the nine months ended September 30, 2003 to 123.25% for the same period in 2004. The interest rate spread was 3.18% for the nine months ended September 30, 2003 and 3.22% for the nine months ended September 30, 2004. The average rate on interest-earning assets decreased by 39 basis points, while the average rate on interest-bearing liabilities decreased by 43 basis points. The improvement in the interest rate spread was attributable to the repricing of deposit rates, which more than offset the effect of lower rates earned on loans.

Interest income on loans increased from $1.52 million for the three months ended September 30, 2003 to $1.57 million for the three months ended September 30, 2004. Interest income on loans increased from $4.59 million for the nine months ended September 30, 2003 to $4.71 million for the nine months ended September 30, 2004. Interest income on loans increased as a result of a higher average balance, partially offset by a lower average yield. The average yield on loans decreased from 6.51% for the nine months ended September 30, 2003 to 6.03% for the nine months ended September 30, 2004. The average balance of loans was $93.9 million and $104.0 million for the nine months ended September 30, 2003 and 2004, respectively. The higher average balance for loans reflected an increase in loan originations, due to the relatively low interest rate environment. Interest income on securities decreased as a result of a lower average balance, partially offset by a higher average yield. The average balance of securities for the nine months ended September 30, 2003 and 2004 was $18.7 million and $16.6 million, respectively. The average yield on securities for the nine months ended September 30, 2003 and 2004 was 4.50% and 4.81%, respectively.

Interest expense on deposits declined from $675,000 for the three months ended September 30, 2003 to $606,000 for the comparable period in 2004. Interest expense on deposits decreased from $2.15 million for the nine months ended September 30, 2003 to $1.87 million for the comparable period in 2004. Interest expense on deposits decreased as a result of a lower average rate, partially offset by a higher average balance. The average rate on deposits decreased from 2.92% for the nine months ended September 30, 2003 to 2.49% for the comparable period in 2004. The average balance of deposits was $98.3 million and $99.8 million for the nine months ended September 30, 2003 and 2004, respectively. Interest expense on advances from the FHLB for the nine months ended September 30, 2004 increased from the comparable period in 2003 due to a higher average balance. Interest expense on advances from the FHLB for the three months ended September 30, 2004 decreased from the comparable period in 2003 due to a lower average balance.

The provision for loan losses decreased from $10,000 and $20,000 for the three and nine months ended September 30, 2003 to none for the comparable periods in 2004. The provision for loan losses is based upon management's consideration of current economic conditions, the Company's loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company's provision for loan losses. The Company is subject to periodic examination by the Office of Thrift Supervision (OTS), which may require the Company to record increases in the allowances based on their evaluation of available information. There can be no assurance that the OTS will not require further increases to the allowances.

Noninterest income decreased from $10,000 for the three months ended September 30, 2003 to $8,000 for the comparable period in 2004. Noninterest income increased from a loss of $32,000 for the nine months ended September 30, 2003 to income of $12,000 for the comparable period in 2004. The nine month period

                      FIRST FEDERAL FINANCIAL SERVICES INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

in 2003 included losses on sales of securities available for sale of $46,000. Other noninterest income consists of rental income, net of expenses.

Noninterest expense increased from $343,000 for the three months ended September 30, 2003 to $412,000 for the three months ended September 30, 2004. Noninterest expense increased from $970,000 for the nine months ended September 30, 2003 to $1.14 million for the comparable period in 2004. Compensation and employee benefits increased from $203,000 for the three months ended September 30, 2003 to $233,000 for the comparable period in 2004. Compensation and employee benefits increased from $565,000 for the nine months ended September 30, 2003 to $645,000 for the comparable period in 2004. Compensation and employee benefits increased due to salary increases, higher benefit costs associated with the retirement plan and employee bonus plan, which distributes 5% of the Association's pre-tax income to its employees based upon each employee's years of service and salary level and expenses related to the Employee Stock Ownership Plan approved as part of the stock conversion. Pursuant to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the Company recognizes compensation expense equal to the fair market value of shares committed to be released during the period. ESOP expense for the three and nine months ended September 30, 2004 was $28,000. Director fees increased from $31,000 for the three months ended September 30, 2003 to $33,000 for the comparable period in 2004. Director fees increased from $95,000 for the nine months ended September 30, 2003 to $118,000 for the comparable period in 2004. Director fees increased as a result of additional director meetings held due to the initial public offering and the addition of one director. Professional services increased from $11,000 for the three months ended September 30, 2003 to $45,000 for the comparable period in 2004. Professional services increased from $34,000 for the nine months ended September 30, 2003 to $96,000 for the comparable period in 2004. Professional services increased as a result of higher audit fees incurred and costs related to the Company's securities filings. The Company also expects other noninterest expense to increase in the future due to the additional costs of operating as a public entity.

Income taxes increased from $283,000 for the three months ended September 30, 2003 to $310,000 for the comparable period in 2004. Income taxes increased from $815,000 for the nine months ended September 30, 2003 to $901,000 for the comparable period in 2004. Income taxes increased due to higher pretax income. The effective tax rate was 38.2% for the three months ended September 30, 2003 versus 38.6% for the comparable period in 2004. The effective tax rate was 39.3% for the nine months ended September 30, 2003 versus 38.5% for the comparable period in 2004.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

      No equity securities were sold during the quarter that were not registered under the Securities Exchange Act. No repurchases of stock were made during the quarter.

      Proceeds from sale of common stock of $16.0 million were invested $8.5 million in federal agency obligations and corporate debt securities, $2.0 million in FHLB stock, and the remaining $5.5 million were used to fund loans and deposit withdrawals during the quarter ended September 30, 2004.

Item 3 - Defaults upon Senior Securities.

      Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

      None

Item 5 - Other Information.

      None

Item 6 - Exhibits.

      (a)   Exhibits.

            31.1: Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

            31.2: Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

            32: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99: On June 28, 2004 the Company issued a press release reporting that it had completed its initial stock offering.*

            *     Incorporated  herein  by  reference  into this  document  from
                  Exhibit 99 to the Form 8-K/A filed with the Commission on July 1, 2004. (File 000-50820)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST FEDERAL FINANCIAL SERVICES, INC.
                                      --------------------------------------
                                              (Small Business Issuer)


DATE: November 12, 2004               BY: Larry W. Mosby
      -----------------                   --------------
                                          Larry Mosby, President and
                                          Chief Executive Officer


                                      BY: Donald Engelke
                                          --------------
                                          Donald Engelke, Vice President and
                                          Chief Financial Officer