Form 10KSB
period 2004-12-31
FIRST FEDERAL FINANCIAL SERVICES INC
filed 2005-03-31
CIK 1283582

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                        Commission File Number: 000-50820

                     First Federal Financial Services, Inc.
             (Exact Name of Registrant as Specified in its Charter)

              Federal                                   37-1413556
   ------------------------------            ----------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

300 St. Louis Street, Edwardsville, Illinois                  62025
--------------------------------------------                  -----
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (618) 656-6200
                                 --------------
                (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of Class)

      Check  whether  the Issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

1. YES |X|  NO |_|
2. YES |X|  NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year...... $7.3 million

      The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 8, 2005 ($13.98 per share) was $21.39 million.

      As of March 28, 2005, there were 3,920,060 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2005 Annual Meeting of Stockholders (Parts I and
      III).

2. Annual Report to Shareholders for the fiscal year ended December 31, 2004 (Parts II and IV).

      Transitional Small Business Disclosure Format: YES |_| NO |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Forward-Looking Statements

      This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

General

      First Federal Financial Services, Inc. is a federal corporation that was organized in 2001 as part of the mutual holding company reorganization of First Federal Savings & Loan Association of Edwardsville. Our principal asset is our ownership of 100% of the outstanding common stock of First Federal Savings & Loan Association of Edwardsville ("First Federal"). We are a majority- owned subsidiary of First Federal Financial Services, MHC, a federally chartered mutual holding company. In June 2004, we sold 1,764,027 shares of our common stock; the remaining 2,156,033 shares are held by our mutual holding company parent. The net proceeds from our stock offering totaled $16.0 million, after offering costs and unearned compensation related to shares issued to our employee stock ownership plan.

      At December 31, 2004, we had total assets of $138.2 million, total deposits of $98.3 million and stockholders' equity of $36.6 million. Our net income for the year ended December 31, 2004 was $1.9 million.

      Our executive office and branch office are located at 300 St. Louis Street, Edwardsville, Illinois 62025, and our telephone number is (618) 656-6200.

First Federal Savings & Loan Association of Edwardsville

General

      Our principal business consists of attracting retail deposits from the general public in the areas surrounding our office location in Edwardsville, Illinois and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, multifamily mortgage loans, non-residential mortgage loans, construction loans and consumer loans, and in investment securities. Our revenues are derived principally from interest on loans and securities, and from loan origination fees. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Competition

      We face intense competition within our market area both in making loans and attracting deposits. The City of Edwardsville and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as trust services, private banking, internet banking, and business and individual checking accounts. As of June 30, 2004, our market share of deposits was 2.9% of all deposits in Madison County. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

      We operate in a primarily suburban market area that has a stable population and household base. According to the 2000 U.S. Census Report, during the past 10 years, the population of Madison County increased by approximately 3.9% to 258,941 while the population of the City of Edwardsville increased 47.4% to 21,491. During the period, the number of households in Madison County and in the City of Edwardsville increased 7.5% and 39.7%, respectively. In 2000, per capita income for Madison County and the City of Edwardsville was $20,509 and $26,510, respectively, and the median household income was $41,541 and $50,921, respectively. This compares to per capita income for the State of Illinois and the United States of $23,104 and $21,587, respectively, and median household income of $46,590 and $41,994, respectively, according to the 2000 U.S. Census Report.

      Our primary lending area is concentrated in Madison County and the southern portion of Macoupin County, Illinois. The City of Edwardsville is the County Seat of Madison County and is considered a "bedroom community" for St. Louis, Missouri, which is located approximately 20 miles southwest of Edwardsville. The economy of our market area is characterized by a large number of small retail establishments and small industry. Additionally, major employers in our immediate market area include Southern Illinois University-Edwardsville, ConocoPhillips, the local school district and the Madison County government. Our customer base is comprised primarily of middle-income families.

Lending Activities

      Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. Generally, we retain all loans that we originate. One- to four-family residential real estate mortgage loans represented $98.0 million, or 85.73%, of our loan portfolio at December 31, 2004. We also offer multifamily real estate loans, non-residential mortgage loans and construction loans secured by single-family properties. Multi-family real estate loans represented $5.7 million, or 4.98%, of our loan portfolio at December 31, 2004. Non-residential mortgage loans, comprised principally of loans secured by places of worship, represented $9.8 million, or 8.54%, of our loan portfolio at December 31, 2004. On a limited basis, we originate loans that are not secured by real estate, such as consumer loans, primarily as an accommodation to our customers.

      Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                                                        At December 31,
                                                                    -----------------------------------------------------
                                                                               2004                        2003
                                                                    -----------------------       -----------------------
                                                                     Amount         Percent        Amount        Percent
                                                                    --------       --------       --------      ---------
                                                                                    (Dollars in thousands)

      One- to four-family residential loans ..................      $ 97,988          85.73%      $ 93,967          89.07%
      Multi-family ...........................................         5,689           4.98          2,421           2.29
      Non-residential ........................................         9,764           8.54          8,400           7.96
                                                                    --------       --------       --------      ---------
         Total mortgage loans ................................       113,441          99.25        104,788          99.32
                                                                    --------       --------       --------      ---------

      Consumer loans .........................................           855           0.75            721           0.68
                                                                    --------       --------       --------      ---------

      Total loans ............................................       114,296         100.00%       105,509         100.00%
                                                                                   ========                     =========
      Less:
      Deferred loan origination fees, net ....................           161                           190
      Undisbursed portion of construction loans ..............         1,546                         3,745
      Allowance for loan losses ..............................           428                           429
                                                                    --------                      --------

      Total loans, net .......................................      $112,161                      $101,145
                                                                    ========                      ========

      Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2004.

                          One- to Four-Family       Multi-Family     Non-Residential (2)         Consumer               Total
                          -------------------   ------------------   -------------------    -----------------     ------------------
                                   Weighted               Weighted             Weighted              Weighted               Weighted
                                    Average               Average               Average              Average                Average
                          Amount     Rate       Amount      Rate      Amount     Rate       Amount     Rate       Amount      Rate
                          ------   --------     ------    --------    ------   --------     ------   --------     ------    --------
                                                                    (Dollars in thousands)
Due During the Years
Ending December 31,
-------------------
2005 (1) ............    $    102     5.67%    $     --       --%    $     38     6.56%    $    304     6.58%    $    444     6.37%
2006 to 2009 ........       1,245     6.19           90     6.37        1,534     6.60          538     5.75        3,407     6.31
2010 and beyond .....      96,641     5.72        5,599     5.35        8,192     5.94           13    10.00      110,445     5.72
                         --------              --------              --------              --------              --------

         Total ......    $ 97,988     5.73%    $  5,689     5.37%    $  9,764     6.05%    $    855     6.11%    $114,296     5.74%
                         ========              ========              ========              ========              ========

----------
(1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.

(2)   Includes land acquisition loans.

      The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2004 that are contractually due after December 31, 2005.

                                                              Due After December 31, 2005
                                                       ----------------------------------------
                                                         Fixed       Adjustable         Total
                                                       ---------     ----------       ---------
                                                                    (In thousands)
One- to four-family residential loans .......          $  82,889      $  14,997       $  97,886
Multi-family ................................                321          5,368           5,689
Non-residential .............................              1,780          7,946           9,726
                                                       ---------      ---------       ---------
         Total mortgage loans ...............             84,990         28,311         113,301
Consumer loans ..............................                551             --             551
                                                       ---------      ---------       ---------
         Total loans ........................          $  85,541      $  28,311       $ 113,852
                                                       =========      =========       =========

      One- to Four-Family Residential Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Madison County and the southern portion of Macoupin County. At December 31, 2004, $98.0 million, or 85.73% of our loan portfolio, consisted of one- to-four family residential mortgage loans. Included within these one-to-four-family loans were $578,000 in second mortgage loans and $4.6 million in home construction loans, at December 31, 2004. At December 31, 2004, the average balance of our one- to four-family residential mortgage loans was $75,550. Generally, one- to four-family residential mortgage loans are originated in amounts up to 95% of the lesser of the appraised value, tax assessment value, or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 90%. We will not make loans with a loan-to-value ratio in excess of 95% for loans secured by single-family homes. Fixed-rate loans generally are originated for terms of 15, 20 and 30 years. At December 31, 2004, our largest loan secured by one- to four-family real estate had a principal balance of $449,000 and was secured by a residence. This loan was performing in accordance with its repayment terms.

      We also offer adjustable-rate mortgage loans with one, two, three, five and seven year adjustment periods based on changes in either a designated United States Treasury index or a quarterly average national Cost of Funds Index. We originated $4.4 million in adjustable-rate one- to four-family residential loans during the year ended December 31, 2004. Currently, our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment to 13.75%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years.

      Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2004, $15.0 million, or 15.31%, of our one- to four-family residential loans had adjustable rates of interest.

      All one- to four-family residential loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

      We currently offer adjustable-rate or fixed-rate residential construction loans for the construction of owner-occupied, single-family residences. These loans generally are offered to borrowers who have a contract for construction of a single-family residence on property they own at the time of the loan origination in an amount of up to 80% of the value upon completion of construction. These owner-occupied construction loans are not separate loans that are paid off and then converted to permanent mortgage loans. Rather, these construction loans become permanent loans at the time the loan is originated, thereby, at times, creating loans that may have terms exceeding 30 years (e.g., 30 years and 9 months). At December 31, 2004, we had $4.6 million of one- to four-family construction loans, of which $2.9 million were for pre-sold residences. The remaining $1.7 million in construction loans were made to builders to finance the construction of residences that were not pre-sold. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, the repayment of construction loans that are not pre-sold is dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.

      Our second mortgage loans generally have adjustable-interest rates and are offered in amounts up to 80% of the appraised value of the property securing the loan (including prior liens). Our second mortgage loans are generally made with maturities of less than ten years and are secured by the borrower's principal residence. Our procedures for underwriting these loans include an assessment of an applicant's credit history and an assessment of the value of the collateral in relation to the proposed loan amount.

      Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all loans over $250,000, we utilize outside independent appraisers approved by our Board of Directors. All one- to four-family loans below $250,000 must have either an independent appraisal or opinion of value, which, generally, is the property's tax bill. All borrowers are required to obtain title insurance. We also require homeowner's insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

      Non-Residential Real Estate Loans. At December 31, 2004, $9.8 million, or 8.54%, of our total loan portfolio consisted of non-residential real estate loans. Non-residential real estate loans are secured by places of worship, mixed-use properties and other commercial office buildings, or raw land held for future development or in the process of being developed properties. We generally originate adjustable-rate non-residential real estate loans with maximum terms of up to 15 years. In some cases, we originate such loans with up to 30-year terms. Generally, the maximum loan-to-value ratio of non-residential real estate loans is 80%, and 90% of the income from the property must be sufficient to cover the monthly mortgage payment, taxes, insurance and maintenance expense. At December 31, 2004, we had 58 non-residential real estate loans with an average outstanding balance of $168,354. At December 31, 2004, our largest loan secured by non-residential real estate was secured by a church. At December 31, 2004, none of our loans secured by non-residential real estate were classified as non-performing.

      We consider a number of factors in originating non-residential real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of the loan amount to the appraised value of the mortgaged property. Generally, non-residential real estate loans are originated in amounts up to 80% of the lower of the sale price or the appraised value of the mortgaged property securing the loan. All non-residential real estate loans over $250,000 are appraised by outside independent appraisers approved by the Board of Directors. All non-residential real esate loans below $250,000 must have either an independent appraisal or opinion of value, which, generally, is the property's tax bill. Borrowers are required to sign non-residential notes in their individual (not corporate) capacity.

      We also make construction loans to area builders to finance the cost of completing homes on improved property. Construction loans are generally structured to become permanent mortgage loans once the construction is completed. At December 31, 2004, our largest construction loan was $448,000 of which $214,000 was advanced. The loan was performing in accordance with its repayment terms. Construction loans require the payment of interest only during the construction period. Construction loans will generally be made in amounts of up to 80% of the lower of the appraised value of the property or the actual cost of the improvements. Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project. At December 31, 2004, all of our construction loans were secured by properties located in our primary lending area.

      Construction loans generally involve a greater degree of credit risk than one- to four-family residential loans. The risk of loss on a construction loan depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost of construction. If the estimated cost of construction is inaccurate we may have to advance funds beyond the original amount committed in order to protect the value of the property.

      Loans secured by non-residential real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Non-residential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

      Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled $5.7 million, or 4.98%, of our total loan portfolio at December 31, 2004. Multi-family real estate loans generally are secured by apartment buildings and rental properties. All of our multi-family real estate loans are secured by properties located within our lending area. At December 31, 2004, we had 14 multi-family real estate loans with an average principal balance of $406,341, and the largest multi-family real estate loan had a principal balance of $3.7 million. The loan is secured by ten, twelve-unit apartment buildings. As of December 31, 2004, none of our loans secured by multi-family real estate were non-performing. Multi-family real estate loans generally are offered with adjustable interest rates that adjust after one, three or five years. The interest rate adjustments are tied to either a Treasury Bill Index tied to the adjustment period, or to a Cost of Funds Index. Multi-family loans generally are originated for terms of up to 15 years, but in some cases, we will make multi-family loans with terms of up to 30 years.

      We consider a number of factors in originating multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans are originated in amounts up to 80% of the lower of the sale price or the appraised value of the mortgaged property securing the loan. All multi-family real estate loans over $250,000 are appraised by outside independent appraisers approved by the Board of Directors. All multi-family real estate loans below $250,000 must either have an independent appraisal or an opinion of value, which, generally, is the property's tax bill. Borrowers are required to sign multi-family notes in their individual (not corporate) capacity.

      Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loan. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

      Consumer Loans. We offer a small number of consumer loans, principally to existing First Federal customers residing in our primary market area with above-average credit ratings. Our consumer loans are generally made on new and used automobiles and amounted to $855,000, or 0.75%, of our total loan portfolio at December 31, 2004. We also originate share loans secured by deposit accounts.

      Origination and Servicing of Loans. Loan origination activities are primarily concentrated in Madison County and the southern portion of Macoupin County, Illinois. New loans are generated primarily from walk-in customers, customer referrals, attorneys, and other parties with whom we do business, and from the efforts of employees and advertising. Loan applications are underwritten and processed at our single banking office. We service all loans that we originate.

      Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors. All one- to four-family loans up to $400,000 may be approved by either our President, Vice President/Treasurer or Loan Officer. All other loans (except for consumer loans) and all one- to four-family loans in excess of $400,000 must be approved by the Board of Directors. In addition, the Board of Directors ratifies all loans (except consumer loans) approved by management.

      We generally require appraisals of all real property securing loans, although one- to four-family residential loans up to $250,000 can be approved without an appraisal. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the Board of Directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

Non-performing and Problem Assets

      A computer-generated delinquency notice is mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes 60 days delinquent, a letter from our attorney is sent advising the borrower of his or her failure to make payments as required. The borrower is given 30 days to make up the delinquent payments or to contact us to make arrangements to bring the loan up to date over a longer period of time. If the borrower fails to bring the loan current in 30 days or to make arrangements to cure the delinquency over a longer period of time, foreclosure proceedings are started. We may consider forbearance in cases of a temporary loss of income if a plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.

      Mortgage loans are reviewed on a regular basis and such loans are placed on non-accrual status when they become more than 90 days delinquent unless the credit is well-secured and in the process of collection. When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.

      Non-performing Loans and non-performing Assets. At December 31, 2004 and 2003, our non-performing loans and non-performing assets were as shown in the table below. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                     At December 31,
                                                               -------------------------
                                                                 2004            2003
                                                               ---------       ---------
                                                                 (Dollars in thousands)
Non-accrual loans:
   One- to four-family ..................................      $      --       $      --
   Multi-family .........................................             --              --
   Non-residential ......................................             --              --
   Consumer .............................................             --              --
                                                               ---------       ---------
     Total non-accrual loans ............................             --              --
                                                               ---------       ---------

Accruing loans delinquent 90 days or more:

     One- to four-family ................................      $      --       $     140
     Multi-family .......................................             --              --
     Consumer ...........................................              3              --
                                                               ---------       ---------
          Total non-performing loans ....................              3             140
                                                               ---------       ---------

Real estate owned:
   One- to four-family ..................................             --              --
   Commercial real estate ...............................             --              --
                                                               ---------       ---------
      Total real estate owned ...........................             --              --
                                                               ---------       ---------

Total non-performing assets .............................      $       3       $     140
                                                               =========       =========
Allowance for loan losses attributable to non-performing
loans ...................................................      $      --       $      14

Ratios:
   Non-performing loans to total loans ..................           0.00%           0.13%
   Non-performing assets to total assets ................           0.00            0.12

      The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                                 Loans Delinquent For
                                   --------------------------------------------
                                         60-89 Days           90 Days and Over             Total
                                   --------------------    --------------------    --------------------
                                    Number      Amount      Number      Amount      Number      Amount
                                   --------    --------    --------    --------    --------    --------
                                                          (Dollars in thousands)
At December 31, 2004
--------------------
   One- to four-family ........           2    $    152          --    $     --           2    $    152
   Multi-family ...............          --          --          --          --          --          --
   Non-residential ............          --          --          --          --          --          --
   Consumer ...................          --          --           1           3           1           3
                                   --------    --------    --------    --------    --------    --------
     Total ....................           2    $    152           1    $      3           3    $    155
                                   ========    ========    ========    ========    ========    ========

At December 31, 2003
--------------------
   One- to four-family ........           1    $     41           3    $    140           4    $    181
   Multi-family ...............          --          --          --          --          --          --
   Non-residential ............          --          --          --          --          --          --
   Consumer ...................          --          --          --          --          --          --
                                   --------    --------    --------    --------    --------    --------
     Total ....................           1    $     41           3    $    140           4    $    181
                                   ========    ========    ========    ========    ========    ========

      Classified Assets. Office of Thrift Supervision regulations provide that loans and other assets considered to be of lesser quality be classified as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

      On the basis of management's review of its assets, at December 31, 2004 we had classified $89,000 of our assets as substandard (which consisted of one single-family loan) and none as doubtful. At December 31, 2004, none of our assets were classified as loss. Of the loans classified by management, $89,000 was included in the above loan delinquency table. The allowance for loan losses related to classified assets totaled $4,000 at December 31, 2004.

      The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

      Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. Once a loan becomes delinquent, we may establish a specific loan loss allowance based on a review of among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management's judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2004 was maintained at a level that represented management's best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

      In addition, the Office of Thrift Supervision and Federal Deposit Insurance Corporation, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table sets forth activity in our allowance for loan losses for the years indicated.

                                                                    At or For the Years Ended
                                                                          December 31,
                                                                  ----------------------------
                                                                     2004               2003
                                                                  ---------          ---------
                                                                     (Dollars in thousands)
Balance at beginning of year ..............................       $     429          $     399
                                                                  ---------          ---------

Charge-offs:
   One- to four-family ....................................              --                 --
   Multi-family ...........................................              --                 --
   Non-residential ........................................              --                 --
   Consumer ...............................................              (1)                --
                                                                  ---------          ---------
     Total charge-offs ....................................              (1)                --

Recoveries:
   One- to four-family ....................................              --                 --
   Multi-family ...........................................              --                 --
   Non-residential ........................................              --                 --
   Consumer ...............................................              --                 --
                                                                  ---------          ---------
     Total recoveries .....................................              --                 --

Net (charge-offs) recoveries ..............................              (1)                --
Provision for loan losses .................................              --                 30
                                                                  ---------          ---------

Balance at end of year ....................................       $     428          $     429
                                                                  =========          =========

Ratios:
Net charge-offs to average loans outstanding ..............            0.00%              0.00%
Allowance for loan losses to non-performing loans .........       15,704.51             306.43
Allowance for loan losses to total loans ..................            0.38               0.41

      Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                         At December 31,
                            ------------------------------------------------------------------------------------------------------
                                                  2004                                                  2003
                            -----------------------------------------------       ------------------------------------------------
                                                                 Percent of                                            Percent of
                                                                  Loans in                                               Loans in
                                                  Loan              Each                                 Loan              Each
                            Allowance for      Balances by      Category to       Allowance for      Balances by       Category to
                             Loan Losses        Category        Total Loans        Loan Losses         Category        Total Loans
                            -------------      -----------      -----------       -------------      -----------       -----------
                                                                    (Dollars in thousands)
One- to four-family.....     $       259       $     97,988            85.73%       $       372      $     93,967            89.07%
Multi-family............              14              5,689             4.98                  9             2,421             2.29
Non-residential.........              24              9,764             8.54                 32             8,400             7.96
Consumer................               9                855             0.75                  4               721             0.68
                             -----------                                            -----------
      Total allocated
       allowance                     306                                                    417
Unallocated allowance                122                                                     12
                             -----------       ------------      -----------        -----------      ------------       ----------
   Total................     $       428       $    114,296           100.00%       $       429      $    105,509           100.00%
                             ===========       ============      ===========        ===========      ============       ==========

      Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

      This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investments

      Investments and Mortgage-Backed Securities. Our investment portfolio at December 31, 2004 consisted of $9.5 million in federal agency obligations and $4.8 million in investment grade corporate debt securities, all of which were classified as available for sale. Our investment policy objectives are to maintain liquidity within the guidelines established by the Board of Directors.

      We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or government-sponsored agencies, and all of which are classified as held to maturity. At December 31, 2004, our mortgage-backed securities portfolio totaled $472,000, or 0.34% of total assets, and consisted of $439,000 in fixed-rate mortgage-backed securities guaranteed by Freddie Mac, and $33,000 in fixed-rate mortgage-backed securities guaranteed by Ginnie Mae.

      Available-for-Sale Portfolio. The following table sets forth the composition of our available-for-sale portfolio at the dates indicated.

                                                                                      At December 31,
                                                                ----------------------------------------------------------
                                                                           2004                            2003
                                                                --------------------------      --------------------------
                                                                 Amortized                      Amortized
                                                                   Cost         Fair Value         Cost         Fair Value
                                                                ----------      ----------      ----------      ----------
                                                                                     (In thousands)
Investment Securities:
   Federal agency obligations ............................      $    9,501      $    9,499      $    6,423      $    6,452
   Corporate debt securities .............................           4,854           4,835           3,355           3,338
   State and municipal securities ........................              --              --              65              66
                                                                ----------      ----------      ----------      ----------

   Total investment securities available for sale ........      $   14,355      $   14,334      $    9,843      $    9,856
                                                                ==========      ==========      ==========      ==========

            Held-to-Maturity Portfolio. The following table sets forth the composition of our held-to-maturity portfolio at the dates indicated.

                                                                                      At December 31,
                                                                ----------------------------------------------------------
                                                                           2004                            2003
                                                                --------------------------      --------------------------
                                                                 Amortized                      Amortized
                                                                   Cost         Fair Value         Cost         Fair Value
                                                                ----------      ----------      ----------      ----------
                                                                                     (In thousands)
Mortgage-Backed Securities:
   Pass-through securities:
     Ginnie Mae ..........................................      $       33      $       35      $       69      $       73
     Freddie Mac .........................................             439             430             600             593
                                                                ----------      ----------      ----------      ----------

   Total mortgage-backed securities held to
   maturity ..............................................      $      472      $      465      $      669      $      666
                                                                ==========      ==========      ==========      ==========

      Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2004 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                             More than One Year      More than Five Years
                                       One Year or Less      through Five Years       through Ten Years
                                    ---------------------   ---------------------    --------------------
                                                 Weighted                Weighted                Weighted
                                    Amortized    Average    Amortized    Average     Amortized    Average
                                       Cost       Yield        Cost       Yield        Cost        Yield
                                    ---------    --------   ---------    --------    ---------   --------
                                                           (Dollars in thousands)
Available for Sale:
Investment Securities
   U.S. Government and
     agency securities .........     $ 2,115        4.78%    $ 3,886        3.61%     $ 3,500        4.02%
   Corporate debt securities ...          --          --       3,518        4.87          489        4.34
                                                             -------                  -------
   Total debt securities
     available for sale ........     $ 2,115        4.78%    $ 7,404        4.21%     $ 3,989        4.06%
                                     =======     =======     =======     =======      =======     =======

Held to Maturity:

   Mortgage-Backed Securities
   Ginnie Mae ..................     $    --          --%    $    33        9.32%     $    --          --%
   Freddie Mac .................          --          --          --          --          439        4.37

   Total debt securities held to
     maturity ..................     $    --          --%    $    33        9.32%     $   439        4.37%
                                     =======     =======     =======     =======      =======     =======


                                        More than Ten Years            Total Securities
                                       ---------------------   ---------------------------------
                                                    Weighted                            Weighted
                                       Amortized     Average   Amortized      Fair       Average
                                          Cost        Yield       Cost        Value       Yield
                                       ---------    --------   ---------      ----      --------
                                                         (Dollars in thousands)
Available for Sale:
Investment Securities
   U.S. Government and
     agency securities .........         $    --          --%    $ 9,501     $ 9,499        4.02%
   Corporate debt securities ...             847        5.06       4,854       4,835        4.85
                                         -------                 -------     -------
   Total debt securities
     available for sale ........         $   847        5.06%    $14,355     $14,334        4.30%
                                         =======     =======     =======     =======     =======

Held to Maturity:

   Mortgage-Backed Securities
   Ginnie Mae ..................         $    --          --%    $    33     $    35        9.32%
   Freddie Mac .................              --          --         439         430        4.37

   Total debt securities held to
     maturity ..................         $    --          --%    $   472     $   465     $  4.72%
                                         =======     =======     =======     =======     =======

Sources of Funds

      General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of Chicago may be used in the short-term to compensate for reductions in deposits and to fund loan growth.

      Deposits. Deposits are not actively solicited outside of the Edwardsville area, and a majority of our depositors are persons who work or reside in Madison County, Illinois. We offer a selection of deposit instruments, including passbook savings, money market deposit accounts (without check-drawing features) and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not currently offer checking accounts. We do not accept brokered deposits.

      Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and rates near the upper-end of those offered in our market area.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2004, $70.1 million, or 71.39% of our deposit accounts were certificates of deposit, of which $28.8 million had maturities of one year or less.

      The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

                                                                  Years Ended December 31,
                                          -------------------------------------------------------------------------
                                                        2004                                   2003
                                          ---------------------------------      ----------------------------------
                                                                   Weighted                                Weighted
                                          Average                  Average       Average                    Average
                                          Balance      Percent       Rate        Balance      Percent        Rate
                                          -------      -------     --------      -------      -------      --------
                                                               (Dollars in Thousands)
Savings deposits ...................      $ 4,857        4.91%        1.21%      $ 4,520        4.62%        1.39%
Money market deposits ..............       24,404       24.69         1.68        21,639       22.14         1.74
                                          -------      ------                    -------      ------
                                           29,261       29.60         1.60        26,159       26.76         1.68
Certificates of deposit ............       69,587       70.40         2.91        71,578       73.24         3.29
                                          -------      ------                    -------      ------

   Total deposits ..................      $98,848      100.00%        2.53%      $97,737      100.00%        2.86%
                                          =======      ======                    =======      ======

      The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2004.

                                                                                             Maturity
                                                             -----------------------------------------------------------------------
                                                             3 Months or     Over 3 to 6   Over 6 to 12     Over 12
                                                                 Less          Months         Months         Months          Total
                                                             -----------     -----------   ------------    ----------     ----------
                                                                                          (In thousands)
Certificates of deposit less than $100,000 ..............     $    6,661     $    6,282     $   11,111     $   34,822     $   58,876
Certificates of deposit of $100,000 or more (1) .........          1,057          1,565          2,101          6,548         11,271
                                                              ----------     ----------     ----------     ----------     ----------
   Total of certificates of deposit .....................     $    7,718     $    7,847     $   13,212     $   41,370     $   70,147
                                                              ==========     ==========     ==========     ==========     ==========

----------
(1) The weighted average interest rates for these accounts, by maturity period, were: 2.06% for 3 months or less; 1.86% for 3 to 6 months; 2.70% for 6 to 12 months; and 3.68% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 3.23%.

      The following table sets forth, by interest rate ranges, information concerning certificates of deposit at December 31, 2004.

                                                                       Period to Maturity
                                      -------------------------------------------------------------------------------------
                                                                      Two to        More than
                                       Less than     One to Two        Three          Three                      Percent of
                                       One Year         Years          Years          Years          Total          Total
                                      ----------     ----------     ----------     ----------     ----------     ----------
                                                                     (Dollars in thousands)
Interest Rate Range:
   2.00% and below ..............     $   17,464     $       49     $       --     $       --     $   17,513          24.96%
   2.01% to 3.00% ...............          7,596          8,929          1,222             --         17,747          25.30
   3.01% to 4.00% ...............          1,703          5,305          4,115         11,659         22,782          32.48
   4.01% to 5.00% ...............          1,226            946          2,160          2,737          7,069          10.08
   5.01% to 6.00% ...............            692             16          4,152             80          4,940           7.04
   6.01% and above ..............             96             --             --             --             96            .14
                                      ----------     ----------     ----------     ----------     ----------     ----------

   Total ........................     $   28,777     $   15,245     $   11,649     $   14,476     $   70,147         100.00%
                                      ==========     ==========     ==========     ==========     ==========     ==========

      Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At December 31, 2004, we had $2.9 million in advances and access to additional Federal Home Loan Bank advances of up to $43.1 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

                                                                   At or For the Years Ended
                                                                         December 31,
                                                                 ----------------------------
                                                                   2004                2003
                                                                 ---------          ---------
                                                                    (Dollars in thousands)
      Balance at end of period ..........................        $   2,900          $   4,000
      Average balance during period .....................            1,992              1,269
      Maximum outstanding at any month end ..............            4,000              4,000
      Weighted average interest rate at end of period ...             2.05%              1.21%
      Average interest rate during period ...............             1.51%              1.18%

Subsidiary Activities

      First Federal Financial Services, Inc.'s only subsidiary is First Federal. First Federal does not have any subsidiaries.

Personnel

      As of December 31, 2004, we had nine full-time employees and one part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. First Federal Financial Services, Inc. and First Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. First Federal Financial Services, Inc.'s and First Federal's tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Federal Financial Services, Inc. or First Federal.

      Method of Accounting. For federal income tax purposes, First Federal Financial Services, Inc. and First Federal currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing its federal income tax returns.

      Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the "1996 Act"), First Federal was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. First Federal was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2004 First Federal had no reserves subject to recapture.

      Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if First Federal failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules. At December 31, 2004, our total federal pre-1988 base year reserve was approximately $2.0 million. However, under current law, pre-1988 base year reserves remain subject to recapture if First Federal makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

      Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. First Federal has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2004, First Federal had no net operating loss carryforwards for federal income tax purposes.

      Corporate Dividends-Received Deduction. First Federal Financial Services, Inc. may exclude from its income 100% of dividends received from First Federal as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

      Illinois State Taxation. First Federal Financial Services, Inc. is required to file Illinois income tax returns and pay tax at a stated tax rate of 7.30% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations.

                           SUPERVISION AND REGULATION

General

      First Federal is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). First Federal also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System. First Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines First Federal and prepares reports for the consideration of its Board of Directors on any operating deficiencies. First Federal's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of First Federal's mortgage documents.

      Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on First Federal Financial Services, Inc. and First Federal and their operations.

Federal Banking Regulation

      Business Activities. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, First Federal may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not exceed 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. First Federal also may establish subsidiaries that may engage in activities not otherwise permissible for First Federal, including real estate investment and securities and insurance brokerage.

      Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

      The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. First Federal does not typically engage in asset sales.

      At December 31, 2004, First Federal's capital exceeded all applicable requirements.

      Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2004, First Federal was in compliance with the loans-to-one borrower limitations.

      Qualified Thrift Lender Test. As a federal savings association, First Federal is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, First Federal must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association's business.

      "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. First Federal also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code.

      A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2004, First Federal satisfied this test.

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

      o the total capital distributions for the applicable calendar year exceed the sum of the association's net income for that year to date plus the association's retained net income for the preceding two years;

      o the association would not be at least adequately capitalized following the distribution;

      o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

      o the association is not eligible for expedited treatment of its filings.

      Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

      The Office of Thrift Supervision may disapprove a notice or application if:

      o the association would be undercapitalized following the distribution;

      o the proposed capital distribution raises safety and soundness concerns; or

      o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

      In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

      Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

      Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. First Federal received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

      Transactions with Related Parties. A federal savings association's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). The term "affiliates" for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. First Federal Financial Services, Inc. is an affiliate of

First Federal. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

      First Federal's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Federal's capital. In addition, extensions of credit in excess of certain limits must be approved by First Federal's Board of Directors.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

      Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

      Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association's capital:

      o well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

      o adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

      o undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

      o significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

      o     critically undercapitalized (less than 2% tangible capital).

      Generally, the banking regulator is required to appoint a receiver or conservator for an association that is "critically undercapitalized" within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings association's assets at the time it was notified or deemed to be under capitalized by the Office of Thrift Supervision or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings association that it as maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to requirement payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase asset size or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      At December 31, 2004, First Federal met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in First Federal are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. First Federal's deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

      Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

      Federal Home Loan Bank System. First Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, First Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2004, First Federal was in compliance with this requirement.

Federal Reserve System

      The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2004, First Federal was in compliance with these reserve requirements.

The USA PATRIOT Act

      The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including thrifts, like First Federal. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

      The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.

      The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

      Although we have incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Holding Company Regulation

      General. First Federal Financial Services, Inc. is a nondiversified savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, First Federal Financial Services, Inc. is registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over First Federal Financial Services, Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As a federal corporation, First Federal Financial Services, Inc. is generally not subject to state business organization laws.

      Permitted Activities. Pursuant to Section 10(o) of the Home Owners' Loan Act and Office of Thrift Supervision regulations and policy, a federally chartered mid-tier holding company such as First Federal Financial Services, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company;
(viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

      The Home Owners' Loan Act prohibits a savings and loan holding company, including First Federal Financial Services, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

      The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

      Waivers of Dividends by First Federal Financial Services, MHC. Office of Thrift Supervision regulations require First Federal Financial Services, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from First Federal Financial Services, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.

      Conversion of First Federal Financial Services, MHC to Stock Form. Office of Thrift Supervision regulations permit First Federal Financial Services, MHC to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a

Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to First Federal Financial Services, Inc. (the "New Holding Company"), First Federal Financial Services, MHC's corporate existence would end, and certain depositors of First Federal would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than First Federal Financial Services, MHC ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in First Federal Financial Services, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by First Federal Financial Services, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event First Federal Financial Services, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Federal Securities Laws

      First Federal Financial Services, Inc.'s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. First Federal Financial Services, Inc. is subject to the information, proxy solicitation, insider trader restrictions and other requirements under the Securities Exchange of 1934.

      First Federal Financial Services, Inc. common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of First Federal Financial Services, Inc. may not be resold without registration or unless sold in accordance with certain resale restrictions. If First Federal Financial Services, Inc. meets specified current public information requirements, each affiliate of First Federal Financial Services, Inc. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Executive Officers of the Company

      Listed below is information, as of December 31, 2004, concerning First Federal Financial Services, Inc.'s executive officers. There are no arrangements or understandings between First Federal Financial Services, Inc. and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                Age    Position and Term
----                ---    -----------------

Larry W. Mosby      63     President, Chief Executive Officer and Director

Donald Engelke      41     Vice President, Chief Financial Officer and Director

Linda Werner        53     Secretary

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

      The following table provides certain information with respect to our offices as of December 31, 2004:

                                                                                              Net Book Value
            Location                   Leased or Owned            Year Acquired              of Real Property
            --------                   ---------------            -------------              ----------------
Main Office                                Owned                      1964                      $806,000
300 St. Louis Street
Edwardsville, Illinois 62023

      The net book value of our premises, land and equipment was approximately $865,000 at December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2004, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

      None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL
--------------------------------------------------------------------------
        BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
        ----------------------------------------------

      (a) The information required by this item is incorporated by reference to our Annual Report to Shareholders. No equity securities were sold during the year ended December 31, 2004 that were not registered under the Securities Act.

      (b) First Federal Financial Services, Inc.'s use of proceeds from its initial public offering in 2004 has not materially changed from the report thereof contained in First Federal Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 12, 2004.

      (c) First Federal Financial Services, Inc. did not repurchase any of its equity securities during the year ended December 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference to our Annual Report to Shareholders.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

      (a)(1) Financial Statements
             --------------------

            The following financial statements are incorporated by reference to our Annual Report to Shareholders:

                  o     Report of Independent Registered Public Accounting Firm

                  o     Consolidated Balance Sheets at December 31, 2004 and
                        2003

                  o Consolidated Statements of Income for the Years Ended December 31, 2004 and 2003

                  o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004 and 2003

                  o Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

                  o     Notes to Consolidated Financial Statements


                  o Report of Independent Registered Public Accounting Firm on the Supplementary Information

                  o     Consolidating Balance Sheet Information at December 31,
                        2004

                  o Consolidating Statement of Income for the Year Ended December 31, 2004

      (a)(2) Financial Statement Schedules
             -----------------------------

            No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

      Information required by this item is incorporated herein by reference from our definitive Annual Meeting Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal II - Ratification of Appointment of Auditors."

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

      (a)   Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b)   Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 8B. OTHER INFORMATION
--------------------------

            None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------

      First Federal Financial Services, Inc. has adopted a Code of Conduct that applies to First Federal Financial Services, Inc.'s principal executive officer, principal financial officer and all other employees and directors. The Code of Conduct is filed herewith as Exhibit 14.

      Information concerning directors and executive officers of First Federal Financial Services, Inc. is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning our executive officers.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

      Information  concerning  executive  compensation is incorporated herein by
reference  from  the  Proxy  Statement,   specifically  the  section   captioned
"Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

      Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

      Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

      (a) The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

      3.1   Federal Stock Charter of First Federal Financial Services, Inc.*

      3.2   Bylaws of First Federal Financial Services, Inc.*

      4 Form of common stock certificate of First Federal Financial Services, Inc.*

      10.1  Employee Stock Ownership Plan*

      10.2  Description of Bonus Plan*

      10.3  Employment Agreement of Larry W. Mosby

      10.4  Employment Agreement of Donald Engelke

      13    Annual Report to Shareholders

      14    Code of Conduct

      16    Letter on Change of Certifying Accountant

      21    Subsidiaries of the Registrant

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Incorporated by reference to the Registration Statement on Form SB-2 of First Federal Financial Services, Inc. (File no. 333-113615), originally filed with the Securities and Exchange Commission on March 15, 2004.

      (b) On October 26, 2004, First Federal Financial Services, Inc. filed a Current Report on Form 8-K related to the declaration of a quarterly dividend of $0.07 per share of common stock to stockholders of record as of November 4, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

      Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Proposal II-Ratification of Appointment of Auditors."

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         First Federal Financial Services, Inc.


Date: March 29, 2005                    By: /s/ Larry W. Mosby
                                             -----------------------------------
                                             Larry W. Mosby, President and
                                             Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Larry W. Mosby                         By: /s/ Joseph Helms
   -----------------------------------------       -----------------------------
     Larry W. Mosby, President, Chief              Joseph Helms
       Executive Officer and Director              Chairman of the Board
     (Principal Executive Officer)

Date: March 29, 2005                           Date: March 29, 2005


By: /s/ Donald Engelke                         By: /s/ Nina Baird
   -----------------------------------------       -----------------------------
     Donald Engelke, Vice President,               Nina Baird
        Chief Financial Officer and Director       Director
        Principal Financial and
        Accounting Officer)

Date: March 29, 2005                           Date: March 29, 2005


By: /s/ Harry Gallatin                         By: /s/ Dean Pletcher
   -----------------------------------------       -----------------------------
     Harry Gallatin                                Dean Pletcher
     Director                                      Director

Date: March 29, 2005                           Date: March 28, 2005


By: /s/ Robert Richards                        By: /s/ Joseph Stevens
   -----------------------------------------       -----------------------------
     Robert Richards                               Joseph Stevens
     Director                                      Director

Date: March 26, 2005                           Date: March 27, 2005