Form 10QSB
period 2005-03-31
FIRST FEDERAL FINANCIAL SERVICES INC
filed 2005-05-16
CIK 1283582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            Commission file number
                               ----------    ---------  000-50820

                     FIRST FEDERAL FINANCIAL SERVICES, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Federal                                     37-1413556
------------------------------                    -----------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


300 St. Louis Street, Edwardsville, IL                  62025
------------------------------------------            -----------
(Address of principal executive office)               (Zip Code)
Registrant's telephone number, including area code (618) 656-6200
                                                   --------------

Not applicable
--------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

Transitional Small Business Disclosure Format (Check one): Yes     No X
                                                              ---    ---

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


         Class                                    Outstanding May 6, 2005
------------------------------                    -------------------------
Common Stock, par value $.10 per share                  3,920,060 *

* As of May 6, 2005, 2,156,033 shares were owned by First Federal Financial Services, MHC, the Company's mutual holding company parent.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                      INDEX


                                                                       PAGE NO.


PART I - Financial Information

    Consolidated Balance Sheets                                             3

    Consolidated Statements of Income                                       4

    Consolidated Statements of Comprehensive Income                         5

    Consolidated Statements of Cash Flows                                   6

    Notes to Consolidated Financial Statements                              8

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       10

     Controls and Procedures                                               16

PART II - Other Information                                                17

Certifications                                                             19

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                 March 31,          December 31,
      Assets                                                                        2005                2004
                                                                             -------------------  -----------------
Cash and due from banks                                                     $           453,381  $       1,536,987
Federal funds sold                                                                    1,500,000            100,000
                                                                             -------------------  -----------------
   Total cash and cash equivalents                                                    1,953,381          1,636,987
Interest-bearing time deposits                                                          500,000            500,000
Securities available for sale                                                        14,134,339         14,333,810
Securities held to maturity, at amortized cost (fair value
   of $430,215 and $464,575, respectively)                                              443,187            472,418
Federal Home Loan Bank stock                                                          5,978,000          7,771,300
Loans, net of allowance for loan losses
   of $428,419 and $428,419, respectively                                           111,828,068        112,160,553
Property and equipment                                                                  852,345            865,367
Accrued interest receivable                                                             421,491            414,067
Other assets                                                                            143,846             39,523
                                                                             -------------------  -----------------
      Total assets                                                          $       136,254,657  $     138,194,025
                                                                             ===================  =================
      Liabilities and Stockholders' Equity
Deposits:
    Savings                                                                 $        27,196,986  $      28,107,164
    Time, $100,000 and over                                                          11,337,332         11,271,212
    Time, under $100,000                                                             60,164,089         58,875,951
                                                                             -------------------  -----------------
      Total deposits                                                                 98,698,407         98,254,327
Advances from FHLB                                                                        -               2,900,000
Accrued interest payable                                                                  7,134              6,852
Other liabilities                                                                       635,912            437,200
                                                                             -------------------  -----------------
      Total liabilities                                                              99,341,453        101,598,379
                                                                             -------------------  -----------------

Stockholders' equity:
    Preferred stock, $.10 par value;  1,000,000 shares
      authorized; no shares issued                                                       -                    -
   Common stock, $.10 par value; 10,000,000 shares authorized;
   3,920,060 shares issued and outstanding                                              392,006            392,006
Additional paid-in capital                                                           16,527,230         16,522,464
Retained earnings - substantially restricted                                         20,956,468         20,533,533
Accumulated other comprehensive income (loss), net                                    (134,479)           (13,274)
Unearned employee stock ownership plan shares                                         (828,021)          (839,083)
                                                                             -------------------  -----------------
      Total stockholders' equity                                                     36,913,204         36,595,646
                                                                             -------------------  -----------------
      Total liabilities and stockholders' equity                            $       136,254,657  $     138,194,025
                                                                             ===================  =================

See accompanying notes to consolidated financial statements.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                       Consolidated Statements of Income
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                        ------------------------------
                                                                             2005           2004
                                                                        --------------- --------------
Interest income:
Interest and fees on loans                                             $     1,650,942 $    1,546,124
Securities:
   Taxable interest income                                                     158,742        104,697
   Nontaxable income                                                              -               683
   Dividends                                                                   106,722         99,563
Interest bearing deposits                                                       13,020         11,618
                                                                        --------------- --------------
      Total interest income                                                  1,929,426      1,762,685
                                                                        --------------- --------------
Interest expense:
   Deposits                                                                    652,130        631,237
   Advances from Federal Home Loan Bank                                         13,939         10,927
                                                                        --------------- --------------
      Total interest expense                                                   666,069        642,164
                                                                        --------------- --------------
      Net interest income                                                    1,263,357      1,120,521
Provision for loan losses                                                         -             -
                                                                        --------------- --------------
      Net interest income after
          provision for loan losses                                          1,263,357      1,120,521
                                                                        --------------- --------------
Noninterest income:
   Other                                                                         3,591          3,460
                                                                        --------------- --------------
      Total noninterest income                                                   3,591          3,460
                                                                        --------------- --------------
Noninterest expense:
   Compensation and employee benefits                                          222,154        208,529
   Occupancy expense                                                            26,655         22,935
   Data processing services                                                     18,393         17,226
   Advertising                                                                   6,797          5,809
   Director fees                                                                31,650         31,450
   Professional services                                                        43,440         18,095
   Other                                                                        62,699         41,876
                                                                        --------------- --------------
      Total noninterest expense                                                411,788        345,920
                                                                        --------------- --------------
      Income before income taxes                                               855,160        778,061
Income taxes                                                                   315,000        296,900
                                                                        --------------- --------------
      Net income                                                       $       540,160 $      481,161
                                                                        =============== ==============
Basic and diluted income per share (see Note 3)                        $          0.14 $         *
                                                                        =============== ==============
Dividends per share                                                    $          0.07 $         *
                                                                        =============== ==============

See accompanying notes to consolidated financial statements.
* Not applicable since initial public offering completed on June 28, 2004.


                 FIRST FEDERAL FINANCIAL SERVICES, INC.

                Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                 Three Months Ended
                                                     March 31,
                                               ---------------------------
                                                  2005           2004
                                               ------------   ------------

Net income                                   $     540,160  $     481,161
Other comprehensive income:
   Unrealized gains (losses) on securities
        arising during the period                 (121,205)        43,288
                                               ------------   ------------
Comprehensive income                         $     418,955  $     524,449
                                               ============   ============

See accompanying notes to consolidated financial statements.


                      FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                            March 31,
                                                                             -------------------------------------
                                                                                   2005               2004
                                                                             ----------------- -------------------
Cash flows from operating activities:
   Net income                                                               $         540,160      $      481,161
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of:
         Deferred loan origination (fees) costs, net                                   (3,172)              5,689
         Premiums and discounts on securities                                           1,953               4,807
      Provision for loan losses                                                            -                  -
      Depreciation and amortization                                                    13,485              11,136
      FHLB stock dividends                                                           (106,700)            (99,500)
      ESOP expense                                                                     15,828                 -
      Change in assets and liabilities:
        Decrease (increase) in accrued interest receivable                             (7,424)            (33,016)
        Decrease (increase) in other assets                                          (104,323)           (132,176)
        Increase (decrease) in accrued interest payable                                   282              (3,166)
        Increase (decrease) in other liabilities                                      275,613             201,926
                                                                             ----------------- -------------------
                   Net cash flows from operating activities                           625,702             436,861
                                                                             ----------------- -------------------
Cash flows from investing activities: Available for sale securities:
      Purchases                                                                          -                  -
      Proceeds from sale                                                                 -                  -
      Proceeds from call and maturities                                                  -              2,200,000
  Held to maturity securities:
      Purchases                                                                          -                  -
      Proceeds from paydowns                                                           28,643              44,061
  Redemption of Federal Home Loan Bank Stock                                        1,900,000               -
  Loan originations, net of principal collected                                       335,657          (2,572,170)
  Purchase of property and equipment                                                     (463)              -
                                                                             ----------------- -------------------
           Net cash flows from investing activities                         $       2,263,837 $          (328,109)
                                                                             ----------------- -------------------
                                                                                                      (Continued)

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


(Continued)
                                                                                        Three Months Ended
                                                                                                 March 31,
                                                                             ----------------------------------------
                                                                                    2005                 2004
                                                                             -------------------   ------------------
Cash flows from financing activities:
   Net increase (decrease) in savings accounts                              $          (910,178)   $       3,233,876
   Net increase (decrease) in time accounts                                           1,354,258              217,195
   Proceeds from advances from FHLB                                                       -                     -
   Repayment of advances from FHLB                                                   (2,900,000)          (2,000,000)
   Cash dividends                                                                      (117,225)                -
                                                                             -------------------   ------------------
         Cash flows from financing activities                                        (2,573,145)           1,451,071
                                                                             -------------------   ------------------
Net increase in cash and cash equivalents                                               316,394            1,559,823
Cash and cash equivalents at beginning of period                                      1,636,987            2,143,860
                                                                             -------------------   ------------------
Cash and cash equivalents at end of period                                  $         1,953,381   $        3,703,683
                                                                             ===================   ==================


Supplemental schedule of noncash investing and financing activities:
Real estate acquired in settlement of loan                                  $             -            $        -

Supplemental disclosures of cash flow information: Cash paid (received) during the period for:
   Interest                                                                 $           665,787   $          645,330
   Income taxes, net of refunds                                             $            12,468   $           11,454

See accompanying notes to consolidated financial statements.


                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                   Notes to Consolidated Financial Statements


(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2004 contained in the 2004 Annual Report to Stockholders that is filed as an exhibit to the Company's Annual Report on Form 10-KSB.

      On January 2, 2001, First Federal Savings & Loan Association of Edwardsville (Association) reorganized into the two-tier mutual holding company structure. As part of the reorganization, the Association became a capital stock savings and loan association and a wholly-owned subsidiary of First Federal Financial Services, Inc. (Company), which became the wholly-owned subsidiary of First Federal Financial Services, MHC (Mutual Holding Company). On November 20, 2003, the Board of Directors adopted a plan to complete an initial public offering of the common stock of the Company. In connection with the offering, the Company offered its common stock to the depositors of the Association as of specified dates and to an employee stock ownership plan. The initial public offering was consummated on June 28, 2004 through the sale and issuance by the Company of 1,764,027 shares of common stock at $10 per share. In addition, the Company issued 2,156,033 shares to the Mutual Holding Company. The Mutual Holding Company has a 55% ownership percentage in the Company. Net proceeds from the sale of common stock were $16,011,975 after deduction of conversion costs of $746,285, and unearned compensation related to shares issued to the ESOP.

      The Association operates as a federally-chartered stock savings and loan association, originally chartered by the State of Illinois in 1921. The Association's deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).

   2) Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2005, are summarized as follows:


                                  Less than                   12 Months                     Total
                                  12 Months                    or More
                                     Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                    Value          loss         Value          loss         Value          loss
                                 ------------- ------------- ------------- ------------- ------------- -------------
Securities available for sale:
  U.S. government agency
      obligations                 $ 5,822,564   $    70,966   $ 1,450,845   $    48,718   $ 7,273,409   $   119,684
  Corporate                         2,471,088        32,102     1,512,013        84,987     3,983,101       117,089
                                 ------------- ------------- ------------- ------------- ------------- -------------
                                  $ 8,293,652   $   103,068   $ 2,962,858   $   133,705   $11,256,510   $   236,773
                                 ============= ============= ============= ============= ============= =============

  Securities held to maturity:
  Mortgage-backed securities      $    -        $    -        $   399,152   $    12,972   $   399,152   $    12,972
                                 ============= ============= ============= ============= ============= =============


     For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.

                   FIRST FEDERAL FINANCIAL SERVICES, INC.

                   Notes to Consolidated Financial Statements


3 ) Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding. ESOP shares which are committed to be released are considered outstanding for basic and diluted income per share.


                                                                                Three Months Ended
                                                                                     March 31,
                                                                        ------------------------------
                                                                               2005           2004
                                                                        ------------------------------

Net income available to common stockholders                               $      540,160       *
                                                                        ==============================

Basic potential common shares:
   Weighted average shares outstanding                                         3,920,060       *
   Weighted average unallocated Employee Stock
      Ownership Plan shares                                                      (82,794)      *
                                                                        ------------------------------
          Basic weighted average shares outstanding                            3,837,266       *

Dilutive potential common shares                                                  -            *
                                                                        ------------------------------

Dilutive weighted average shares outstanding                                   3,837,266       *
                                                                        ==============================

Basic and diluted income per share                                        $         0.14       *
                                                                        ==============================


* Income per share for the three months ended March 31, 2004 is not applicable since the initial public offering was completed on June 28, 2004.


 4) Subsequent to March 31, 2005 the Board of Directors declared a $.09 per share cash dividend payable May 18, 2005 to stockholders of record, excluding First Federal Financial Services, MHC, on May 4, 2005. The Company expects that, subject to regulatory capital requirements of the Association, financial condition and results of operations for the Company and Association, quarterly dividends will continue to be paid in the future. No assurances can be given that dividends will be paid in the future.

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

Overview
--------

The Company completed an initial public offering on June 28, 2004 through the sale and issuance by the Company of 1,764,027 shares of common stock at $10 per share. Basic and diluted income per share was $.14 for the three months ended March 31, 2005.

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

Commitments to originate mortgage loans are legally binding agreements to lend to the Company's customers. Commitments, which generally expire in 90 days or less, at March 31, 2005, to originate adjustable and fixed-rate loans for portfolio were approximately $355,000 and $1,402,000, respectively. Commitments on behalf of borrowers for unused lines of credit for construction adjustable and fixed-rate loans were approximately $958,000 and $1,004,000, respectively. Interest rates on these fixed-rate commitments generally ranged from 5.00% to 6.50%.

Financial Condition
-------------------

Total assets decreased from $138.2 million at December 31, 2004 to $136.3 million at March 31, 2005. Federal Home Loan Bank stock decreased from $7.8 million at December 31, 2004 to $6.0 million at March 31, 2005. Loans decreased from $112.2 million at December 31, 2004 to $111.8 million at March 31, 2005 as a result of loan collections, partially offset by new loan originations.

Deposits increased slightly from $98.3 million at December 31, 2004 to $98.7 million at March 31, 2005. Advances from FHLB of $2.9 million at December 31, 2004 were repaid during the quarter. Other liabilities increased from $437,000 at December 31, 2004 to $636,000 at March 31, 2005 as a result of the timing of payment of Federal income taxes and certain accrued expenses.

Stockholders' equity increased from $36.6 million at December 31, 2004 to $36.9 million at March 31, 2005, as a result of net income for the three months ended March 31, 2005, partially offset by cash dividends paid and an increase in unrealized losses on securities, net of tax effect.

Subsequent to March 31, 2005 the Board of Directors declared a $.09 per share cash dividend payable May 18, 2005 to stockholders of record, excluding First Federal Financial Services, MHC, on May 4, 2005.

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

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The Association's actual and required capital amounts and ratios at March 31, 2005 were as follows:


                                                                                    Minimum    Required
                                                                        ------------------------------------------------
                                                                              for Capital             to be "Well
                                                       Actual                  Adequacy               Capitalized"
                                               -----------------------  ------------------------ -----------------------
                                                 Amount       Ratio        Amount       Ratio       Amount      Ratio
                                               ------------ ----------  ------------------------ -----------------------
                                                                        (Dollars in Thousands)
Stockholders' equity                          $     28,342
Unrealized loss on securities AFS, net                  97
                                               ------------
Tangible capital                              $     28,439      21.9%     $    1,945      1.5%       N/A         -
General valuation allowance                            429
                                               ------------

Total capital to risk-weighted assets         $     28,868      41.8%     $    5,529      8.0%    $  6,911    10.0%
                                               ============

Tier 1 capital to risk-weighted assets        $     28,439      41.2%     $     N/A         -     $  4,147     6.0%

Tier 1 capital to total assets                $     28,439      21.9%     $     ,186      4.0%    $  6,482     5.0%


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

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Asset Quality
-------------

The following table sets forth information with respect to the Company's nonperforming loans at the dates indicated.


                                                                           March 31,        December 31,
                                                                             2005                   2004
                                                                      --------------------  ---------------------

Nonaccrual loans                                                     $         -                     -
Accruing loans past due 90 days or more                                     202,389                 2,728
                                                                      --------------------  ---------------------
  Total nonperforming loans                                          $      202,389                 2,728
                                                                      ====================  =====================

Allowance for losses on nonperforming loans                          $       20,239                  -
                                                                      ====================  =====================

Nonperforming loans with no allowance for loan losses                $         -                    2,728
                                                                      ====================  =====================


At March 31, 2005, the Company had no loans which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured.

Under the Company's internal review policy, loans classified as substandard increased from $89,352 at December 31, 2004 to $202,389 at March 31, 2005.

Following is a summary of activity in the allowance for loan losses:


Balance at December 31, 2004                                         $      428,419
   Charge-offs                                                                 -
   Recoveries                                                                  -
   Provision charged to expense                                                -
                                                                      --------------------
Balance at March 31, 2005                                            $      428,419
                                                                      ====================

Results of Operations
---------------------

Net income increased from $481,000 for the three months ended March 31, 2004 to $540,000 for the three months ended March 31, 2005. The increase in net income resulted from higher net interest income, which more than offset higher noninterest expense and income taxes.

Net interest income increased from $1.1 million for the three months ended March 31, 2004 to $1.3 million for the three months ended March 31, 2005. The increase was due to growth of the Company's assets primarily as a result of the initial public offering, partially offset by a lower interest rate spread.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The ratio of interest-earning assets to interest-bearing liabilities rose from 117.36% for the three months ended March 31, 2004 to 134.97% for the same period in 2005. The interest rate spread was 3.33% for the three months ended March 31, 2004 and 3.02% for the three months ended March 31, 2005. The average rate on interest-earning assets decreased by 16 basis points, while the average rate on interest-bearing liabilities increased by 15 basis points. The decline in the interest rate spread was attributable to higher rates paid on customer deposits and the effect of lower rates earned on loans and securities.

Interest income on loans increased from $1.6 million for the three months ended March 31, 2004 to $1.7 million for the three months ended March 31, 2005. Interest income on loans increased as a result of a higher average balance, partially offset by a lower average yield. The average yield on loans decreased from 6.01% for the three months ended March 31, 2004 to 5.87% for the three months ended March 31, 2005. The average balance of loans was $102.9 million and $112.4 million for the three months ended March 31, 2004 and 2005, respectively. The higher average balance for loans reflected an increase in loan originations, due to the relatively low interest rate environment. Interest income on securities increased from $205,000 for the three months ended March 31, 2004 to $265,000 for the comparable period in 2005. Interest income on securities rose due to a higher average balance, partially offset by a lower yield. The average yield on securities decreased from 5.40% for the three months ended March 31, 2004 to 4.81% for the three months ended March 31, 2005. The average balance of securities was $15.2 million and $22.1 million for the three months ended March 31, 2004 and 2005, respectively. The higher average balance for securities resulted from the investment of a portion of the proceeds from sale of common stock. Components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets.

Interest expense on deposits increased slightly from $631,000 for the three months ended March 31, 2004 to $652,000 for the comparable period in 2005. The effect of a higher average rate on deposits was partially offset by a lower average balance.

There was no provision for loan losses for the three months ended March 31, 2005 and 2004. Provision for loan losses is based upon management's consideration of current economic conditions, the Company's loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company's provision for loan losses. The Company is subject to periodic examination by the Office of Thrift Supervision (OTS), which may require the Company to record increases in the allowances based on its evaluation of available information. There can be no assurance that the OTS will not require further increases to the allowances.

Noninterest expense increased from $346,000 for the three months ended March 31, 2004 to $412,000 for the three months ended March 31, 2005. Compensation and employee benefits increased by $13,000 from $209,000 for the three months ended March 31, 2004 to $222,000 for the comparable period in 2005. Compensation and employee benefits increased due to expenses related to the Employee Stock Ownership Plan. Pursuant to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the Company recognizes compensation expense equal to the fair market value of shares committed to be released during the period. ESOP expense for the three months ended March 31, 2005 was $16,000. There was no ESOP expense for the comparable period in 2004 as the ESOP was established in connection with the Company's initial stock offering which closed on June 28, 2004.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Professional services increased from $18,000 for the three months ended March 31, 2004 to $43,000 for the comparable period in 2005. Professional services increased as a result of higher audit and legal fees incurred and costs related to the Company's securities filings. Other noninterest expense increased due primarily to the additional costs of operating as a public entity.

Income taxes increased from $297,000 for the three months ended March 31, 2004 to $315,000 for the comparable period in 2004 due to higher earnings before income taxes, offset by a lower effective income tax rate. The effective tax rate was 38.2% for the three months ended March 31, 2004 versus 36.8% for the comparable period in 2005.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

      (a) On April 21, 2005 the Company held its Annual Meeting of Stockholders.

      (b) At the meeting, Joseph Helms, Nina Baird and Donald Engelke were elected, each to serve a three-year term.

      (c) Stockholders voted on the following matters:

              (i) The election of the following directors of the Company:

                    DIRECTOR:                  FOR          WITHHELD
                    --------                   ---          --------

                    Joseph Helms             3,451,654       57,600

                    Nina Baird               3,450,354       58,900

                    Donald Engelke           3,451,654       57,600

              (ii) The ratification of the appointment of McGladrey & Pullen,
                   LLP as independent auditor for the Company for the year ended December 31, 2005:

                    VOTES              FOR           AGAINST     ABSTAIN
                    -----              ---           -------     -------

                   3,509,254          3,436,054       67,200      6,000

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

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.
                     --------------------------------------
                             (Small Business Issuer)

DATE: May 13, 2005       BY:  /s/  Larry W. Mosby
      ------------            -------------------
                              Larry Mosby, President and Chief Executive Officer

                         BY:  /s/  Donald Engelke
                              -------------------
                              Donald Engelke, Vice President and Chief
                              Financial Officer