Form 10QSB
period 2005-06-30
FIRST FEDERAL FINANCIAL SERVICES INC
filed 2005-08-09
CIK 1283582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---

For the transition period from             to
                               -----------    ----------

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

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X . No   .
            ---   ---

Transitional Small Business Disclosure Format (Check one): Yes   . No X .
                                                              ---    ---

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


                Class                                Outstanding August 1, 2005
-------------------------------------                --------------------------
Common Stock, par value $.10 per share                        3,920,060 *

* As of August 1, 2005, 2,156,033 shares were owned by First Federal Financial Services, MHC, the Company's mutual holding company parent.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2005

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

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                 June 30,       December 31,
      Assets                                                       2005             2004
                                                              -------------    -------------
Cash and due from banks                                       $     891,698    $   1,536,987
Federal funds sold                                                1,400,000          100,000
                                                              -------------    -------------
   Total cash and cash equivalents                                2,291,698        1,636,987
Interest-bearing time deposits                                      500,000          500,000
Securities available for sale                                    13,759,846       14,333,810
Securities held to maturity, at amortized cost (fair value
   of $402,297 and $464,575, respectively)                          412,693          472,418
Federal Home Loan Bank stock                                      6,080,900        7,771,300
Loans, net of allowance for loan losses
   of $428,419 and $428,419, respectively                       114,133,822      112,160,553
Property and equipment                                              850,764          865,367
Accrued interest receivable                                         443,907          414,067
Other assets                                                         89,808           39,523
                                                              -------------    -------------
      Total assets                                            $ 138,563,438    $ 138,194,025
                                                              =============    =============

      Liabilities and Stockholders' Equity
Deposits:
    Savings                                                   $  25,455,525    $  28,107,164
    Time, $100,000 and over                                      12,066,895       11,271,212
    Time, under $100,000                                         63,223,990       58,875,951
                                                              -------------    -------------
      Total deposits                                            100,746,410       98,254,327
Advances from FHLB                                                       --        2,900,000
Accrued interest payable                                              3,534            6,852
Other liabilities                                                   468,942          437,200
                                                              -------------    -------------
      Total liabilities                                         101,218,886      101,598,379
                                                              -------------    -------------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.10 par value;  1,000,000 shares
   authorized; no shares issued                                          --               --
Common stock, $.10 par value; 10,000,000 shares authorized;
   3,920,060 shares issued and outstanding                          392,006          392,006
Additional paid-in capital                                       16,531,410       16,522,464
Retained earnings - substantially restricted                     21,295,362       20,533,533
Accumulated other comprehensive loss, net                           (57,267)         (13,274)
Unearned employee stock ownership plan shares                      (816,959)        (839,083)
                                                              -------------    -------------
      Total stockholders' equity                                 37,344,552       36,595,646
                                                              -------------    -------------
      Total liabilities and stockholders' equity              $ 138,563,438    $ 138,194,025
                                                              =============    =============

See accompanying notes to consolidated financial statements.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                        Consolidated Statements of Income
                                  (Unaudited)

                                                     Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                  -------------------------    -------------------------
                                                      2005          2004           2005          2004
                                                  -----------   -----------    -----------   -----------
Interest income:
Interest and fees on loans                        $ 1,672,124   $ 1,593,548    $ 3,323,066   $ 3,139,672

Securities:
   Taxable interest income                            154,513        86,188        313,255       190,886
   Nontaxable income                                       --           683             --         1,365
   Dividends                                          102,966        81,366        209,688       180,929
Interest-bearing deposits                              14,746        16,493         27,766        28,112
                                                  -----------   -----------    -----------   -----------
      Total interest income                         1,944,349     1,778,278      3,873,775     3,540,964
                                                  -----------   -----------    -----------   -----------
Interest expense:
   Deposits                                           693,716       628,167      1,345,846     1,259,405
   Advances from Federal Home Loan Bank                    --         4,552         13,939        15,479
                                                  -----------   -----------    -----------   -----------
      Total interest expense                          693,716       632,719      1,359,785     1,274,884
                                                  -----------   -----------    -----------   -----------
      Net interest income                           1,250,633     1,145,559      2,513,990     2,266,080
Provision for loan losses                                  --            --             --            --
                                                  -----------   -----------    -----------   -----------
      Net interest income after
          provision for loan losses                 1,250,633     1,145,559      2,513,990     2,266,080
                                                  -----------   -----------    -----------   -----------
Noninterest income - other                              4,476           (75)         8,067         3,385
                                                  -----------   -----------    -----------   -----------
Noninterest expense:
   Compensation and employee benefits                 216,834       203,237        438,988       411,766
   Occupancy expense                                   27,120        26,900         53,775        49,836
   Data processing services                            16,204        14,633         34,597        31,858
   Advertising                                         11,094         6,152         17,891        11,960
   Director fees                                       52,500        53,400         84,150        84,850
   Professional services                               74,341        32,071        117,781        50,166
   Other                                               48,827        47,546        111,526        89,422
                                                  -----------   -----------    -----------   -----------
      Total noninterest expense                       446,920       383,939        858,708       729,858
                                                  -----------   -----------    -----------   -----------
      Income before income taxes                      808,189       761,545      1,663,349     1,539,607
Income taxes                                          317,700       293,925        632,700       590,825
                                                  -----------   -----------    -----------   -----------
      Net income                                  $   490,489   $   467,620    $ 1,030,649   $   948,782
                                                  ===========   ===========    ===========   ===========

Basic and diluted income per share (see Note 3)   $      0.13   $         *    $      0.27   $         *
                                                  ===========   ===========    ===========   ===========
Dividends per share                               $      0.09   $         *    $      0.16   $         *
                                                  ===========   ===========    ===========   ===========

See accompanying notes to consolidated financial statements.
*  Not applicable since initial public offering completed on June 28, 2004.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                -------------------------    --------------------------
                                                  2005           2004            2005           2004
                                                -----------   -----------    -----------    -----------
Net income                                      $   490,489   $   467,620    $ 1,030,649    $   948,782
Other comprehensive income:
   Unrealized gains (losses) on securities
        arising during the period, net of tax        77,212      (117,568)       (43,993)       (74,281)
                                                -----------   -----------    -----------    -----------
Comprehensive income                            $   567,701   $   350,052    $   986,656    $   874,501
                                                ===========   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                   Six Months Ended
                                                                      June 30,
                                                             --------------------------
                                                                 2005           2004
                                                             -----------    -----------
Cash flows from operating activities:
   Net income                                                $ 1,030,649    $   948,782
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of:
         Deferred loan origination (fees) costs, net             (11,699)       (12,867)
         Premiums and discounts on securities                      3,227          9,615
      Provision for loan losses                                       --             --
      Depreciation and amortization                               24,481         23,449
      FHLB stock dividends                                      (209,600)      (180,800)
      ESOP expense                                                31,070             --
      Change in assets and liabilities:
        Decrease (increase) in accrued interest receivable       (29,840)        (2,754)
        Decrease (increase) in other assets                      (50,285)         5,137
        Increase (decrease) in accrued interest payable           (3,318)        (8,829)
        Increase (decrease) in other liabilities                  59,655        193,691
                                                             -----------    -----------
           Net cash flows from operating activities              844,340        975,424
                                                             -----------    -----------
Cash flows from investing activities:
   Available for sale securities:
      Purchases                                                       --             --
      Proceeds from sale                                              --             --
      Proceeds from call and maturities                          500,000      2,200,000
  Held to maturity securities:
      Purchases                                                       --             --
      Proceeds from paydowns                                      58,556        114,918
  Redemption of Federal Home Loan Bank Stock                   1,900,000             --
  Loan originations, net of principal collected               (1,961,570)    (2,104,350)
  Purchase of property and equipment                              (9,878)       (12,081)
                                                             -----------    -----------
           Net cash flows from investing activities          $   487,108    $   198,487
                                                             -----------    -----------
                                                                             (Continued)

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

(Continued)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
Cash flows from financing activities:
   Net increase (decrease) in savings accounts                         $ (2,651,639)   $  2,237,131
   Net increase (decrease) in time accounts                               5,143,722      (2,183,139)
   Proceeds from advances from FHLB                                              --              --
   Repayment of advances from FHLB                                       (2,900,000)     (3,000,000)
   Proceeds from issuance of common stock                                        --      16,019,927
   Cash dividends                                                          (268,820)             --
                                                                       ------------    ------------
         Net cash flows from financing activities                          (676,737)     13,073,919
                                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents                        654,711      14,247,830
Cash and cash equivalents at beginning of period                          1,636,987       2,143,860
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $  2,291,698    $ 16,391,690
                                                                       ============    ============


Supplemental schedule of noncash investing and financing activities:
  Real estate acquired in settlement of loan                           $         --    $     18,377

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
     Interest                                                          $  1,363,103    $  1,283,713
     Income taxes, net of refunds                                      $    598,411    $    508,438


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

(2) Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2005, are summarized as follows:

                                   Less than 12 Months         12 Months or More              Total
                                    Fair      Unrealized      Fair      Unrealized       Fair     Unrealized
                                    Value        loss        Value         loss         Value        loss
                                 ----------   ----------   ----------   ----------   ----------   ----------
Securities available for sale:
  U.S. government agency
      obligations                $3,859,916   $   37,524   $1,475,400   $   24,256   $5,335,316   $   61,780
  Corporate                       1,493,625       11,774    1,551,251       45,749    3,044,876       57,523
                                 ----------   ----------   ----------   ----------   ----------   ----------
                                 $5,353,541   $   49,298   $3,026,651   $   70,005   $8,380,192   $  119,303
                                 ==========   ==========   ==========   ==========   ==========   ==========

Securities held to maturity:
  Mortgage-backed securities     $       --   $       --   $  373,480   $   10,396   $  373,480   $   10,396
                                 ==========   ==========   ==========   ==========   ==========   ==========

      For all of the above investment securities, the unrealized losses are primarily due to changes in interest rates and, as such, are considered to be temporary by the Company.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                   Notes to Consolidated Financial Statements

(3) Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding. ESOP shares which are committed to be released are considered outstanding for basic and diluted income per share.

                                                          Three Months Ended          Six Months Ended
                                                                June 30,                  June 30,
                                                      ------------------------   ------------------------
                                                          2005         2004         2005           2004
                                                      -----------    ---------   -----------    ---------
Net income available to common stockholders           $   490,489    $       *   $ 1,030,649    $       *
                                                      ===========    =========   ===========    =========

Basic potential common shares:
   Weighted average shares outstanding                  3,920,060            *     3,920,060            *
   Weighted average unallocated Employee Stock
      Ownership Plan shares                               (82,241)           *       (82,794)           *
                                                      -----------    ---------   -----------    ---------
          Basic weighted average shares outstanding     3,837,819            *     3,837,266            *

Dilutive potential common shares                                *            *             *            *
                                                      -----------    ---------   -----------    ---------

Dilutive weighted average shares outstanding            3,837,819            *     3,837,266            *
                                                      ===========    =========   ===========    =========

Basic and diluted income per share                    $      0.13    $       *   $      0.27    $       *
                                                      ===========    =========   ===========    =========



      * Income per share for the three and six months ended June 30, 2004 is not applicable since the initial public offering was completed on June 28, 2004.

(4) Subsequent to June 30, 2005 the Board of Directors declared a $.10 per share cash dividend payable August 18, 2005 to stockholders of record on August 4, 2005. First Federal Financial Services, MHC waived its receipt of dividends. The Company expects that, subject to regulatory capital requirements of the Association, financial condition and results of operations for the Company and Association, quarterly dividends will continue to be paid in the future. No assurances can be given that dividends will be paid in the future.

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

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview
--------

The Company completed an initial public offering on June 28, 2004 through the sale and issuance by the Company of 1,764,027 shares of common stock at $10 per share. Basic and diluted income per share was $.13 and $.27 for the three and six months ended June 30, 2005, respectively.

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

Quantitative Disclosures of Market Risk
---------------------------------------

The Company does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Company is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk. The Company is subject to interest rate risk. The Office of Thrift Supervision ("OTS"), the Association's primary regulator, provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value ("NPV") of the institution based upon the effect of an assumed 100 basis point increase or decrease in interest rates. NPV is the present value of the expected net cash flows from the institution's financial instruments (assets, liabilities and off-balance sheet contracts). Loans, deposits, advances and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions.

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

Commitments to originate mortgage loans are legally binding agreements to lend to the Company's customers. Commitments, which generally expire in 90 days or less, at June 30, 2005, to originate fixed-rate loans for portfolio were approximately $1,515,000. Commitments on behalf of borrowers for unused lines of credit for construction adjustable and fixed-rate loans were approximately $840,000 and $284,000, respectively. Interest rates on these fixed-rate commitments ranged from 5.00% to 6.375%.

Financial Condition
-------------------

Total assets increased from $138.2 million at December 31, 2004 to $138.6 million at June 30, 2005. Federal Home Loan Bank (FHLB) stock decreased from $7.8 million at December 31, 2004 to $6.1 million at June 30, 2005. FHLB stock of $1.9 million was redeemed during the six months ended June 30, 2005. Loans increased from $112.2 million at December 31, 2004 to $114.1 million at June 30, 2005 as a result of new loan originations, partially offset by loan collections.

Deposits increased from $98.3 million at December 31, 2004 to $100.8 million at June 30, 2005. Advances from FHLB of $2.9 million at December 31, 2004 were repaid. Other liabilities increased from $437,000 at December 31, 2004 to $469,000 at June 30, 2005 as a result of the timing of payment of certain accrual items.

Stockholders' equity increased from $36.6 million at December 31, 2004 to $37.3 million at June 30, 2005, as a result of net income for the six months ended June 30, 2005, partially offset by cash dividends paid and an increase in unrealized losses on securities, net of tax effect.

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

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The Association's actual and required capital amounts and ratios at June 30, 2005 were as follows:

                                                                           Minimum Required
                                                               -------------------------------------
                                                                  for Capital         to be "Well
                                                  Actual           Adequacy           Capitalized"
                                           ------------------  ------------------   ----------------
                                             Amount    Ratio    Amount    Ratio      Amount  Ratio
                                           --------------------------------------   ----------------
                                                             (Dollars in Thousands)
Stockholders' equity                       $ 28,882
Unrealized loss on securities AFS, net           46
                                           --------
Tangible capital                           $ 28,928    21.9%  $  1,986     1.5%      N/A       --
General valuation allowance                     429
                                           --------

Total capital to risk-weighted assets      $ 29,357    41.6%  $  5,645     8.0%  $   7,057   10.0%
                                           ========

Tier 1 capital to risk-weighted assets     $ 28,928    41.0%  $    N/A      --   $   4,234    6.0%

Tier 1 capital to total assets             $ 28,928    21.9%  $  5,295     4.0%  $   6,619    5.0%


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

The analysis has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Management also analyzes historical loss experience, delinquency trends, general economic conditions, geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance for loan losses. Actual loan losses may be significantly more than the allowances established which could have a material negative effect on the Company's financial results.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Asset Quality
-------------

The following table sets forth information with respect to the Company's nonperforming loans at the dates indicated.

                                                        June 30,    December 31,
                                                          2005          2004
                                                      ------------  ------------

Nonaccrual loans                                      $     49,171  $         --
Accruing loans past due 90 days or more                      1,602         2,728
                                                      ------------  ------------
  Total nonperforming loans                           $     50,773  $      2,728
                                                      ============  ============

Allowance for losses on nonperforming loans           $      6,519  $         --
                                                      ============  ============

Nonperforming loans with no allowance for loan losses $         --  $      2,728
                                                      ============  ============

At June 30, 2005, the Company had no loans which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured.

Under the Company's internal review policy, loans classified as substandard decreased from $89,352 at December 31, 2004 to $53,734 at June 30, 2005.

Following is a summary of activity in the allowance for loan losses:

Balance at December 31, 2004                          $    428,419
   Charge-offs                                                  --
   Recoveries                                                   --
   Provision charged to expense                                 --
                                                      ------------
Balance at June 30, 2005                              $    428,419
                                                      ============

Results of Operations
---------------------

Net income increased from $468,000 for the three months ended June 30, 2004 to $490,000 for the three months ended June 30, 2005. Net income increased from $949,000 for the six months ended June 30, 2004 to $1.03 million for the six months ended June 30, 2005. The increase in net income resulted from higher net interest income, which more than offset higher noninterest expense and income taxes.

Net interest income increased from $1.2 million for the three months ended June 30, 2004 to $1.3 million for the three months ended June 30, 2005. Net interest income increased from $2.3 million for the six months ended June 30, 2004 to $2.5 million for the six months ended June 30, 2005. The increase was due to growth of the Company's assets primarily as a result of the initial public offering, partially offset by a lower interest rate spread.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The ratio of interest-earning assets to interest-bearing liabilities rose from 117.92% for the six months ended June 30, 2004 to 135.74% for the same period in 2005. The interest rate spread was 3.33% for the six months ended June 30, 2004 and 2.97% for the six months ended June 30, 2005. The average rate on interest-earning assets decreased by 11 basis points, while the average rate on interest-bearing liabilities increased by 25 basis points. The decline in the interest rate spread was attributable to higher rates paid on customer deposits and the effect of lower rates earned on loans and securities.

Interest income on loans increased from $1.6 million for the three months ended June 30, 2004 to $1.7 million for the three months ended June 30, 2005. Interest income on loans increased from $3.1 million for the six months ended June 30, 2004 to $3.3 million for the six months ended June 30, 2005. Interest income on loans increased as a result of a higher average balance, partially offset by a lower average yield. The average yield on loans decreased from 6.09% for the six months ended June 30, 2004 to 5.88% for the six months ended June 30, 2005. The average balance of loans was $103.2 million and $113.1 million for the six months ended June 30, 2004 and 2005, respectively. Interest income on securities increased from $168,000 for the three months ended June 30, 2004 to $257,000 for the comparable period in 2005. Interest income on securities increased from $373,000 for the six months ended June 30, 2004 to $523,000 for the comparable period in 2005. Interest income on securities rose due to a higher average balance, partially offset by a lower yield. The average yield on securities decreased from 5.14% for the six months ended June 30, 2004 to 4.90% for the six months ended June 30, 2005. The average balance of securities was $14.5 million and $21.3 million for the six months ended June 30, 2004 and 2005, respectively. The higher average balance for securities resulted from the investment of a portion of the proceeds from sale of common stock. Components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets.

Interest expense on deposits increased slightly from $628,000 for the three months ended June 30, 2004 to $694,000 for the comparable period in 2005. Interest expense on deposits increased slightly from $1.26 million for the six months ended June 30, 2004 to $1.35 million for the comparable period in 2005. The effect of a higher average rate on deposits was partially offset by a lower average balance. The average rate on deposits increased from 2.49% for the six months ended June 30, 2004 to 2.72% for the six months ended June 30, 2005.

There was no provision for loan losses for the three and six months ended June 30, 2005 and 2004. Provision for loan losses is based upon management's consideration of current economic conditions, the Company's loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company's provision for loan losses. The Company is subject to periodic examination by the OTS, which may require the Company to record increases in the allowances based on its evaluation of available information. There can be no assurance that the OTS will not require further increases to the allowances.

Noninterest expense increased from $384,000 for the three months ended June 30, 2004 to $447,000 for the three months ended June 30, 2005. Noninterest expense increased from $730,000 for the six months ended June 30, 2004 to $859,000 for the six months ended June 30, 2005. Compensation and employee benefits increased by $14,000 from $203,000 for the three months ended June 30, 2004 to $217,000 for the comparable period in 2005.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Compensation and employee benefits increased by $27,000 from $412,000 for the six months ended June 30, 2004 to $439,000 for the comparable period in 2005. Compensation and employee benefits increased due to expenses related to the Employee Stock Ownership Plan. Pursuant to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the Company recognizes compensation expense equal to the fair market value of shares committed to be released during the period. ESOP expense for the three and six months ended June 30, 2005 was $15,000 and $31,000, respectively. There was no ESOP expense for the comparable periods in 2004 as the ESOP was established in connection with the Company's initial stock offering which closed on June 28, 2004.

Professional services increased from $32,000 for the three months ended June 30, 2004 to $74,000 for the comparable period in 2005. Professional services increased from $50,000 for the six months ended June 30, 2004 to $118,000 for the comparable period in 2005. Professional services increased as a result of higher audit and legal fees incurred and costs related to the Company's securities filings. Other noninterest expense for the six months ended June 30, 2005 increased due primarily to higher charitable contribution expenses.

Income taxes increased from $294,000 for the three months ended June 30, 2004 to $318,000 for the comparable period in 2005. Income taxes increased from $591,000 for the six months ended June 30, 2004 to $633,000 for the comparable period in 2005. The primary reason for the increase in income taxes was higher earnings before income taxes. The effective tax rate was 38.6% for the three months ended June 30, 2004 versus 39.3% for the comparable period in 2005. The effective tax rate was 38.4% for the six months ended June 30, 2004 versus 38.0% for the comparable period in 2005.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

      No equity securities were sold during the quarter that was not registered under the Securities Exchange Act. No repurchases of stock were made during the quarter.

Item 3 - Defaults upon Senior Securities.

      Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

      (a)   On  April  21,  2005  the  Company   held  its  Annual   Meeting  of
            Stockholders.

      (b) At the meeting, Joseph Helms, Nina Baird and Donald Engelke were elected as directors, each to serve a three-year term. In addition, Larry Mosby, Joseph Stevens, Robert Richards, Harry Gallatin and Dean Pletcher remain as incumbent directors of the Company.

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

            (ii) The ratification of the appointment of McGladrey & Pullen, LLP as independent auditor for the Company for the year ending December 31, 2005:

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

                                  FIRST FEDERAL FINANCIAL SERVICES, INC.
                                  --------------------------------------
                                        (Small Business Issuer)

DATE: August 5, 2005          BY: Larry W. Mosby
      --------------              --------------
                                  Larry W. Mosby, President and
                                  Chief Executive Officer

                              BY: Donald Engelke
                                  --------------
                                  Donald Engelke, Vice President and
                                  Chief Financial Officer