Form 10QSB
period 2005-09-30
FIRST FEDERAL FINANCIAL SERVICES INC
filed 2005-11-09
CIK 1283582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---

For the transition period from                        to
                               ----------------------    -----------------

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
            ---    ---
Transitional Small Business Disclosure Format (Check one): Yes    . No  X .
                                                               ---     ---
State by checkmark whether the Registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). Yes    . No  X .
                                ---     ---
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding October 27, 2005
--------------------------------------              ----------------------------
Common Stock, par value $.10 per share                      3,920,060 *

* As of October 27, 2005, 2,156,033 shares were owned by First Federal Financial Services, MHC, the Company's mutual holding company parent.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                              September 30,     December 31,
      Assets                                                       2005             2004
                                                              -------------    -------------
Cash and due from banks                                       $     845,173    $   1,536,987
Federal funds sold                                                1,400,000          100,000
                                                              -------------    -------------
   Total cash and cash equivalents                                2,245,173        1,636,987
Interest-bearing time deposits                                      500,000          500,000
Securities available for sale                                    14,129,987       14,333,810
Securities held to maturity, at amortized cost (fair value
   of $362,804 and $464,575, respectively)                          375,106          472,418
Federal Home Loan Bank stock                                      6,156,100        7,771,300
Loans, net of allowance for loan losses
   of $428,419 and $428,419, respectively                       114,602,590      112,160,553
Property and equipment                                              863,977          865,367
Accrued interest receivable                                         437,291          414,067
Other assets                                                        177,283           39,523
                                                              -------------    -------------
      Total assets                                            $ 139,487,507    $ 138,194,025
                                                              =============    =============

      Liabilities and Stockholders' Equity
Deposits:
    Savings                                                   $  24,427,248    $  28,107,164
    Time, $100,000 and over                                      12,431,059       11,271,212
    Time, under $100,000                                         64,609,547       58,875,951
                                                              -------------    -------------
      Total deposits                                            101,467,854       98,254,327
Advances from FHLB                                                       --        2,900,000
Accrued interest payable                                              4,114            6,852
Dividends payable                                                   199,814               --
Other liabilities                                                   453,444          437,200
                                                              -------------    -------------
      Total liabilities                                         102,125,226      101,598,379
                                                              -------------    -------------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.10 par value;  1,000,000 shares
   authorized; no shares issued                                          --               --
Common stock, $.10 par value; 10,000,000 shares authorized;
   3,920,060 shares issued and outstanding                          392,006          392,006
Additional paid-in capital                                       16,535,611       16,522,464
Retained earnings - substantially restricted                     21,378,089       20,533,533
Accumulated other comprehensive loss, net                          (137,266)         (13,274)
Unearned employee stock ownership plan shares                      (806,159)        (839,083)
                                                              -------------    -------------
      Total stockholders' equity                                 37,362,281       36,595,646
                                                              -------------    -------------
      Total liabilities and stockholders' equity              $ 139,487,507    $ 138,194,025
                                                              =============    =============

See accompanying notes to consolidated financial statements.


                               FIRST FEDERAL FINANCIAL SERVICES, INC.

                                 Consolidated Statements of Income
                                            (Unaudited)


                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                  -----------------------   -----------------------
                                                     2005         2004         2005         2004
                                                  ----------   ----------   ----------   ----------
Interest income:
Interest and fees on loans                        $1,680,555   $1,567,562   $5,003,621   $4,707,234
Securities:
   Taxable interest income                           151,199      142,431      464,454      333,317
   Nontaxable income                                      --          682           --        2,047
   Dividends                                          75,211       82,707      284,899      263,636
Interest-bearing deposits                             23,422       23,354       51,188       51,466
                                                  ----------   ----------   ----------   ----------
      Total interest income                        1,930,387    1,816,736    5,804,162    5,357,700
                                                  ----------   ----------   ----------   ----------
Interest expense:
   Deposits                                          781,361      606,185    2,127,207    1,865,590
   Advances from Federal Home Loan Bank                   --        3,169       13,939       18,648
                                                  ----------   ----------   ----------   ----------
      Total interest expense                         781,361      609,354    2,141,146    1,884,238
                                                  ----------   ----------   ----------   ----------
      Net interest income                          1,149,026    1,207,382    3,663,016    3,473,462
Provision for loan losses                                 --           --           --           --
                                                  ----------   ----------   ----------   ----------
      Net interest income after
          provision for loan losses                1,149,026    1,207,382    3,663,016    3,473,462
                                                  ----------   ----------   ----------   ----------
Noninterest income - other                             2,315        8,392       10,382       11,777
                                                  ----------   ----------   ----------   ----------
Noninterest expense:
   Compensation and employee benefits                227,412      233,373      666,400      645,139
   Occupancy expense                                  30,330       28,211       84,105       78,047
   Data processing services                           16,217       16,810       50,814       48,668
   Advertising                                        13,558        9,467       31,449       21,427
   Director fees                                      32,700       33,050      116,850      117,900
   Professional services                              53,981       45,571      171,762       95,737
   Loss on sale of foreclosed real estate                 --          316           --          316
   Other                                              49,889       44,823      161,415      134,245
                                                  ----------   ----------   ----------   ----------
      Total noninterest expense                      424,087      411,621    1,282,795    1,141,479
                                                  ----------   ----------   ----------   ----------
      Income before income taxes                     727,254      804,153    2,390,603    2,343,760
Income taxes                                         276,700      310,413      909,400      901,238
                                                  ----------   ----------   ----------   ----------
      Net income                                  $  450,554   $  493,740   $1,481,203   $1,442,522
                                                  ==========   ==========   ==========   ==========

Basic and diluted income per share (see Note 3)   $     0.12   $     0.13   $     0.39   $     0.39
                                                  ==========   ==========   ==========   ==========
Dividends declared per share                      $     0.21   $       --   $     0.37   $       --
                                                  ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.


                               FIRST FEDERAL FINANCIAL SERVICES, INC.

                          Consolidated Statements of Comprehensive Income
                                            (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                                --------------------------   --------------------------
                                                  2005           2004            2005           2004
                                                -----------    -----------   -----------    -----------
Net income                                      $   450,554    $   493,740   $ 1,481,203    $ 1,442,522
Other comprehensive income:
   Unrealized gains (losses) on securities
        arising during the period, net of tax       (79,999)       106,484      (123,992)        32,203
                                                -----------    -----------   -----------    -----------
Comprehensive income                            $   370,555    $   600,224   $ 1,357,211    $ 1,474,725
                                                ===========    ===========   ===========    ===========

See accompanying notes to consolidated financial statements.


                               FIRST FEDERAL FINANCIAL SERVICES, INC.

                                Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                 ----------------------------
                                                                     2005            2004
                                                                 ------------    ------------
Cash flows from operating activities:
   Net income                                                    $  1,481,203    $  1,442,522
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of:
         Deferred loan origination (fees) costs, net                  (17,851)        (17,272)
         Premiums and discounts on securities                           7,196          12,926
      Provision for loan losses                                            --              --
      Loss on sale of foreclosed real estate                               --             316
      Depreciation and amortization                                    36,722          35,767
      FHLB stock dividends                                           (284,800)       (263,500)
      ESOP expense                                                     46,071          28,252
      Change in assets and liabilities:
        Decrease (increase) in accrued interest receivable            (23,224)       (118,336)
        Decrease (increase) in other assets                          (137,760)         23,310
        Increase (decrease) in accrued interest payable                (2,738)         (8,773)
        Increase (decrease) in other liabilities                       94,913         110,086
                                                                 ------------    ------------
           Net cash flows from operating activities                 1,199,732       1,245,298
                                                                 ------------    ------------
Cash flows from investing activities:
   Available for sale securities:
      Purchases                                                    (1,004,273)     (8,492,646)
      Proceeds from call and maturities                             1,000,000       2,200,000
  Held to maturity securities:
      Proceeds from paydowns                                           95,551         153,556
  (Purchase) redemption of Federal Home Loan Bank Stock             1,900,000      (2,000,000)
  Loan originations, net of principal collected                    (2,424,186)     (4,799,101)
  Purchase of property and equipment                                  (35,332)        (35,449)
  Proceeds from sale of foreclosed real estate                             --          16,170
                                                                 ------------    ------------
           Net cash flows from investing activities              $   (468,240)   $(12,957,470)
                                                                 ------------    ------------
                                                                                   (Continued)


                               FIRST FEDERAL FINANCIAL SERVICES, INC.

                                Consolidated Statements of Cash Flows
                                            (Unaudited)

(Continued)
                                                                             Nine Months Ended
                                                                               September 30,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------

Cash flows from financing activities:
   Net increase (decrease) in savings accounts                         $ (3,679,916)   $    894,959
   Net increase (decrease) in time accounts                               6,893,443      (2,004,583)
   Repayment of advances from FHLB                                       (2,900,000)     (3,000,000)
   Proceeds from issuance of common stock                                        --      16,011,975
   Cash dividends                                                          (436,833)             --
                                                                       ------------    ------------
         Net cash flows from financing activities                          (123,306)     11,902,351
                                                                       ------------    ------------
Net increase in cash and cash equivalents                                   608,186         190,179
Cash and cash equivalents at beginning of period                          1,636,987       2,143,860
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $  2,245,173    $  2,334,039
                                                                       ============    ============


Supplemental schedule of noncash investing and financing activities:
  Real estate acquired in settlement of loan                           $         --    $     16,486
  Dividends declared                                                   $    199,814    $         --
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
     Interest                                                          $  2,143,884    $  1,893,011
     Income taxes, net of refunds                                      $    944,411    $    790,165

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

(2) Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2005, are summarized as follows:


                                    Less than 12 Months          12 Months or More                Total
                                    Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                    Value         loss          Value         loss          Value         loss
                                 -----------   -----------   -----------   -----------   -----------   -----------
Securities available for sale:
  U.S. government agency
      obligations                $ 7,315,022   $    87,980   $ 1,463,625   $    36,125   $ 8,778,647   $   124,105
  Corporate                        2,475,910        26,336     1,520,862        76,138     3,996,772       102,474
                                 -----------   -----------   -----------   -----------   -----------   -----------
                                 $ 9,790,932   $   114,316   $ 2,984,487   $   112,263   $12,775,419   $   226,579
                                 ===========   ===========   ===========   ===========   ===========   ===========

Securities held to maturity:
  Mortgage-backed securities     $        --   $        --   $   336,064   $    12,302   $   336,064   $    12,302
                                 ===========   ===========   ===========   ===========   ===========   ===========

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

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                      --------------------------    --------------------------
                                                         2005            2004           2005           2004
                                                      -----------    -----------    -----------    -----------
Net income available to common stockholders*          $   450,554    $   493,740    $ 1,481,203    $   493,740
                                                      ===========    ===========    ===========    ===========

Basic potential common shares:
   Weighted average shares outstanding                  3,920,060      3,920,060      3,920,060      1,306,687
   Weighted average unallocated Employee Stock
      Ownership Plan shares                               (81,135)       (87,098)       (82,241)       (29,033)
                                                      -----------    -----------    -----------    -----------
          Basic weighted average shares outstanding     3,838,925      3,832,962      3,837,819      1,277,654

Dilutive potential common shares                               --             --             --             --
                                                      -----------    -----------    -----------    -----------

Dilutive weighted average shares outstanding            3,838,925      3,832,962      3,837,819      1,277,654
                                                      ===========    ===========    ===========    ===========

Basic and diluted income per share*                   $      0.12    $      0.13    $      0.39    $      0.39
                                                      ===========    ===========    ===========    ===========

      * The initial public offering was consummated on June 28, 2004. Net income for the six months ended June 30, 2004, is not included in the calculation of basic and diluted income per share for the nine months ended September 30, 2004.

(4) On September 22, 2005 the Board of Directors declared a $.11 per share cash dividend payable November 18, 2005 to stockholders of record on November 4, 2005. First Federal Financial Services, MHC waived its receipt of dividends, except for $15,000. The Company expects that, subject to regulatory capital requirements of the Association, financial condition and results of operations for the Company and Association, quarterly dividends will continue to be paid in the future. No assurances can be given that dividends will be paid in the future.

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

Overview
--------

The Company completed an initial public offering on June 28, 2004 through the sale and issuance by the Company of 1,764,027 shares of common stock at $10 per share. Basic and diluted income per share was $.12 and $.39 for the three and nine months ended September 30, 2005, respectively.

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

Quantitative Disclosures of Market Risk
---------------------------------------

The Company does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Company is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk. The Company is subject to interest rate risk. The Office of Thrift Supervision, the Association's primary regulator ("OTS") provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value ("NPV") of the institution based upon the effect of an assumed 100 basis point increase or decrease in interest rates. NPV is the present value of the expected net cash flows from the institution's financial instruments (assets, liabilities and off-balance sheet contracts). Loans, deposits, advances and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions.

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

Commitments to originate mortgage loans are legally binding agreements to lend to the Company's customers. Commitments, which generally expire in 90 days or less, at September 30, 2005, to originate adjustable and fixed-rate loans for portfolio were approximately $150,000 and $2,585,000, respectively. Commitments on behalf of borrowers for unused lines of credit for construction adjustable and fixed-rate loans were approximately $781,000 and $491,000, respectively. Interest rates on these fixed-rate commitments ranged from 5.125% to 7.00%.

Financial Condition
-------------------

Total assets increased from $138.2 million at December 31, 2004 to $139.5 million at September 30, 2005. Federal Home Loan Bank (FHLB) stock decreased from $7.8 million at December 31, 2004 to $6.2 million at September 30, 2005. FHLB stock of $1.9 million was redeemed during the nine months ended September 30, 2005. Loans increased from $112.2 million at December 31, 2004 to $114.6 million at September 30, 2005 as a result of new loan originations, partially offset by loan collections. Other assets increased due primarily to higher deductible temporary differences related to unrealized losses on securities and timing of certain prepaid items.

Deposits increased from $98.3 million at December 31, 2004 to $101.5 million at September 30, 2005. Advances from FHLB of $2.9 million at December 31, 2004 were repaid. Other liabilities increased from $437,000 at December 31, 2004 to $453,000 at September 30, 2005 as a result of the timing of payment of certain accrual items.

Stockholders' equity increased from $36.6 million at December 31, 2004 to $37.4 million at September 30, 2005, as a result of net income for the nine months ended September 30, 2005, partially offset by cash dividends paid or declared and an increase in unrealized losses on securities, net of tax effect.

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

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The Association's actual and required capital amounts and ratios at September 30, 2005 were as follows:

                                                                            Minim Required
                                                                --------------------------------------
                                                                   for Capital          to be "Well
                                                   Actual            Adequacy           Capitalized"
                                              ----------------- ------------------  ------------------
                                               Amount    Ratio    Amount    Ratio     Amount    Ratio
                                              --------  ------- ---------  -------  ---------  -------
                                                                 (Dollars in Thousands)
Stockholders' equity                          $ 29,274
Unrealized loss on securities AFS, net              93
                                              --------
Tangible capital                              $ 29,367   22.1%  $   1,995     1.5%      N/A        --
General valuation allowance                        429
                                              --------

Total capital to risk-weighted assets         $ 29,796   42.2%  $   5,653     8.0%  $    7,067   10.0%
                                              ========

Tier 1 capital to risk-weighted assets        $ 29,367   41.6%  $   N/A        --   $    4,240    6.0%

Tier 1 capital to total assets                $ 29,367   22.1%  $   5,319     4.0%  $    6,649    5.0%


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

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Asset Quality
-------------

The following table sets forth information with respect to the Company's nonperforming loans at the dates indicated.

                                                        September 30,    December 31,
                                                            2005             2004
                                                        -------------   -------------
Nonaccrual loans                                        $     547,779   $          --
Accruing loans past due 90 days or more                         4,805           2,728
                                                        -------------   -------------
  Total nonperforming loans                             $     552,584   $       2,728
                                                        =============   =============

Allowance for losses on nonperforming loans             $      59,208   $          --
                                                        =============   =============

Nonperforming loans with no allowance for loan losses   $          --   $       2,728
                                                        =============   =============

At September 30, 2005, the Company had no loans which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured.

Under the Company's internal review policy, loans classified as substandard increased from $89,352 at December 31, 2004 to $552,584 at September 30, 2005. The nonaccrual loans were paid current in October 2005.

Following is a summary of activity in the allowance for loan losses:

Balance at December 31, 2004                    $   428,419
   Charge-offs                                           --
   Recoveries                                            --
   Provision charged to expense                          --
                                                -----------
Balance at September 30, 2005                   $   428,419
                                                ===========

Results of Operations
---------------------

Net income decreased from $494,000 for the three months ended September 30, 2004 to $451,000 for the three months ended September 30, 2005. Net income increased from $1,443,000 for the nine months ended September 30, 2004 to $1,481,000 for the nine months ended September 30, 2005. The decrease in net income for the three months ended September 30, 2005 resulted from lower net interest income and higher noninterest expense, partially offset by lower income taxes. The increase in net income for the nine months ended September 30, 2005 resulted from higher net interest income, which more than offset higher noninterest expense and income taxes.

Net interest income decreased from $1.2 million for the three months ended September 30, 2004 to $1.1 million for the three months ended September 30, 2005. Net interest income increased from $3.5 million for the nine months ended September 30, 2004 to $3.7 million for the nine months ended September 30, 2005. The

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

decrease for the three month period was due to a lower interest rate spread, partially offset by the growth of the Company's assets primarily as a result of the initial public offering. The increase for the nine month period was due to growth of the Company's assets primarily as a result of the initial public offering, partially offset by a lower interest rate spread. The ratio of interest-earning assets to interest-bearing liabilities rose from 123.25% for the nine months ended September 30, 2004 to 135.84% for the same period in 2005. The interest rate spread was 3.22% for the nine months ended September 30, 2004 and 2.82% for the nine months ended September 30, 2005. The average rate on interest-earning assets decreased by 3 basis points, while the average rate on interest-bearing liabilities increased by 37 basis points. The decline in the interest rate spread was attributable to higher rates paid on customer deposits and, to a lesser extent, lower rates earned on loans and securities.

Interest income on loans increased from $1.6 million for the three months ended September 30, 2004 to $1.7 million for the three months ended September 30, 2005. Interest income on loans increased from $4.7 million for the nine months ended September 30, 2004 to $5.0 million for the nine months ended September 30, 2005. Interest income on loans increased as a result of a higher average balances, partially offset by a lower average yield. The average yield on loans decreased from 6.03% for the nine months ended September 30, 2004 to 5.88% for the nine months ended September 30, 2005. The average balance of loans was $104.0 million and $113.5 million for the nine months ended September 30, 2004 and 2005, respectively. Interest income on securities for the three months ended September 30, 2005 remained unchanged from the comparable period in 2004. Interest income on securities increased from $599,000 for the nine months ended September 30, 2004 to $749,000 for the comparable period in 2005. Interest income on securities rose due to a higher average balance, partially offset by a lower yield. The average yield on securities decreased from 4.81% for the nine months ended September 30, 2004 to 4.74% for the nine months ended September 30, 2005. The average balance of securities was $16.6 million and $21.1 million for the nine months ended September 30, 2004 and 2005, respectively. The higher average balance for securities resulted from the investment of a portion of the proceeds from sale of common stock. Components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets.

Interest expense on deposits increased from $606,000 for the three months ended September 30, 2004 to $781,000 for the comparable period in 2005. Interest expense on deposits increased from $1.9 million for the nine months ended September 30, 2004 to $2.1 million for the comparable period in 2005. Interest expense on deposits increased as a result of a higher average rate. The average rate on deposits increased from 2.49% for the nine months ended September 30, 2004 to 2.85% for the nine months ended September 30, 2005.

There was no provision for loan losses for the three and nine months ended September 30, 2005 and 2004. Provision for loan losses is based upon management's consideration of current economic conditions, the Company's loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company's provision for loan losses. The Company is subject to periodic examination by the OTS, which may require the Company to record increases in the allowances based on its evaluation of available information. There can be no assurance that the OTS will not require further increases to the allowances.

Noninterest expense increased from $412,000 for the three months ended September 30, 2004 to $424,000 for the three months ended September 30, 2005. Noninterest expense increased from $1.1 million for the nine months ended September 30, 2004 to $1.3 million for the nine months ended September 30, 2005.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Compensation and employee benefits increased by $21,000 from $645,000 for the nine months ended September 30, 2004 to $666,000 for the comparable period in 2005. Compensation and employee benefits for the nine months ended September 30, 2005 increased due to expenses related to the Employee Stock Ownership Plan. Pursuant to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the Company recognizes compensation expense equal to the fair market value of shares committed to be released during the period. ESOP expense for the three and nine months ended September 30, 2005 was $15,000 and $46,000, respectively. ESOP expense for the three and nine months ended September 30, 2004 was $28,000. The ESOP was established in connection with the Company's initial stock offering which closed on June 28, 2004.

Professional services increased from $96,000 for the nine months ended September 30, 2004 to $172,000 for the comparable period in 2005. Professional services increased as a result of higher audit and legal fees incurred and costs related to the Company's securities filings. Other noninterest expense for the nine months ended September 30, 2005 increased due primarily to higher charitable contribution expenses.

Income taxes decreased from $310,000 for the three months ended September 30, 2004 to $277,000 for the comparable period in 2005. Income taxes increased from $901,000 for the nine months ended September 30, 2004 to $909,000 for the comparable period in 2005. Income taxes changed due to the level of earnings before income taxes. The effective tax rate was 38.6% for the three months ended September 30, 2004 versus 38.0% for the comparable period in 2005. The effective tax rate was 38.5% for the nine months ended September 30, 2004 versus 38.0% for the comparable period in 2005.

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

      None.

Item 5 - Other Information.

      None.

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

                                       FIRST FEDERAL FINANCIAL SERVICES, INC.
                                                (Small Business Issuer)

DATE: November 10, 2005          BY:    Larry W. Mosby
      -----------------                 --------------
                                        Larry W. Mosby, President and
                                          Chief Executive Officer

                                 BY:    Donald Engelke
                                        --------------
                                        Donald Engelke, Vice President and
                                          Chief Financial Officer