Form 10KSB
period 2005-12-31
FIRST FEDERAL FINANCIAL SERVICES INC
filed 2006-03-30
CIK 1283582

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________ to _____________________

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


     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
1.   YES [X] NO [_]
2.   YES [X] NO [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) [_]

     State issuer's revenues for its most recent fiscal year....... $7.8 million

     The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 20, 2006 ($19.52 per share) was $29.86 million.

     As of March 20, 2006, there were 3,920,060 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Proxy Statement for the 2006 Annual Meeting of Stockholders (Parts II and
     III).
2. Annual Report to Shareholders for the fiscal year ended December 31, 2005 (Part II).

     Transitional Small Business Disclosure Format: YES [_] NO [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

     At December 31, 2005, we had total assets of $140.2 million, total deposits of $102.1 million and stockholders' equity of $37.7 million. Our net income for the year ended December 31, 2005 was $1.9 million.

     On January 31, 2006, the Boards of Directors of First Federal Financial Services, MHC (the "MHC") and First Federal Financial Services, Inc. (the "Company") adopted a Plan of Conversion and Reorganization pursuant to which the MHC will convert from the mutual to stock form ("the Conversion"). In connection with the Conversion, a new Maryland corporation named First Clover Leaf Financial Corp. ("First Clover Leaf") has been formed as the holding company for First Federal, and will offer common stock representing the ownership interest of the MHC in the Company to eligible depositors of First Federal and the public ("the Offering"). Upon completion of the Conversion and Offering, the MHC will cease to exist and First Clover Leaf will succeed to all of the business and operations of the Company and will be the holding company of First Federal. Current stockholders of the Company, other than the MHC, will have their existing shares exchanged for shares of First Clover Leaf based on an exchange ratio yet to be determined, but is expected to range between 1.518 and 2.054 shares for each share held. The Conversion is subject to approval by the OTS and is subject to the approval of the shareholders of the Company and the members of the MHC and is expected to be completed in the third quarter of 2006.

     On February 3, 2006, the Company entered into a definitive merger agreement to acquire (the "Acquisition") Clover Leaf Financial Corp., the holding company of Clover Leaf Bank, an Illinois bank located in Edwardsville, Illinois (collectively, "Clover Leaf"). The completion of the Acquisition is contingent upon the successful completion of the Conversion. Under the terms of the merger agreement, at the effective time of the Acquisition, Clover Leaf will merge with and into First Clover Leaf. The merger agreement provides that each share of Clover Leaf Financial Corp. common stock will be converted into the right to receive merger consideration of between $40.00 and $43.00 per share. The appraised pro forma market value of the common stock of First Clover Leaf will determine the value between $40.00 and $43.00 per share of merger consideration to which stockholders of Clover Leaf will be entitled in the merger. If the Conversion closes at the minimum of the valuation range, Clover Leaf stockholders will receive a combination of First Clover Leaf stock and cash valued at $40 per share. If the Conversion closes at the maximum of the valuation range, Clover Leaf stockholders will receive a combination of First Clover Leaf stock and cash valued at $42 per share. If the Conversion closes at the adjusted maximum of the valuation range, Clover Leaf stockholders will receive a combination of First Clover Leaf stock and cash valued at $43 per share. Between the minimum and the maximum of the valuation range, and between the maximum and adjusted maximum of the valuation range, the value of the merger consideration for Clover Leaf stockholders will be prorated. In exchange for their shares, stockholders of Clover Leaf will have the right to elect either all First Clover Leaf stock, all cash, or a combination of First Clover Leaf stock and cash, provided that, in the aggregate, 70% of the Clover Leaf shares are exchanged for First Clover Leaf stock and 30% are exchanged for cash.

     Our executive office and branch office is located at 300 St. Louis Street, Edwardsville, Illinois 62025, and our telephone number is (618) 656-6200.

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

Competition

     We face intense competition within our market area both in making loans and attracting deposits. The City of Edwardsville and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as trust services, private banking, internet banking, and business and individual checking accounts. Based on Federal Deposit Insurance Corporation data as of June 30, 2005, our market share of deposits was 2.7% of all deposits in Madison County. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

     We operate in a primarily suburban market area that has a stable population and household base. According to the 2005 U.S. Census Report, during the past five years the population of Madison County increased by approximately 3.6% to 268,191 while the population of the City of Edwardsville increased 5.0% to 22,571. During the same period, the number of households in Madison County and in the City of Edwardsville increased 5.0% and 6.6%, respectively. In 2005, per capita income for Madison County and the City of Edwardsville was $23,851 and $28,974, respectively, and the median household income was $46,761 and $53,711, respectively. This compares to per capita income for the State of Illinois and the United States of $27,097 and $26,228, respectively, and median household income of $53,053 and $49,747, respectively, according to the 2005 U.S. Census Report.

     Our primary lending area is concentrated in Madison County and the southern portion of Macoupin County, Illinois. The City of Edwardsville is the County Seat of Madison County and is considered a "bedroom community" for St. Louis, Missouri, approximately 20 miles southwest of Edwardsville. The economy of our market area is characterized by a large number of small retail establishments and small industry. Additionally, major employers in our immediate market area include Southern Illinois University-Edwardsville, ConocoPhillips, the local school district and the Madison County government. Our customer base is comprised primarily of middle-income families.

Lending Activities

     Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. Generally, we retain all loans that we originate. One- to four-family residential real estate mortgage loans represented $99.9 million, or 84.9%, of our loan portfolio at December 31, 2005. We also offer multifamily real estate loans, non-residential mortgage loans and construction loans secured by single-family properties. Multi-family real estate loans represented $5.4 million, or 4.6%, of our loan portfolio at December 31, 2005. Non-residential mortgage loans, comprised principally of loans secured by places of worship and land development loans for subdivisions, represented $11.1 million, or 9.4%, of our loan portfolio at December 31, 2005. On a limited basis, we have originated loans that are not secured by real estate, such as consumer loans, primarily as an accommodation to our customers.

     Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                         At December 31,
                                            ------------------------------------------
                                                    2005                  2004
                                            -------------------    -------------------
                                             Amount     Percent     Amount     Percent
                                            --------   --------    --------   --------
                                                      (Dollars in thousands)

One- to four-family residential mortgage
   loans ................................   $ 99,911       84.9%   $ 97,988       85.7%
Multi-family ............................      5,390        4.6       5,689        5.0
Non-residential(1) ......................     11,074        9.4       9,764        8.5
                                            --------   --------    --------   --------
   Total mortgage loans .................    116,375       98.9     113,441       99.2
                                            --------   --------    --------   --------

Consumer loans ..........................      1,257        1.1         855        0.8
                                            --------   --------    --------   --------

Total loans .............................    117,632     100.00%    114,296     100.00%
                                                       ========   ========
Less:
Deferred loan origination fees, net .....        137                    161
Undisbursed portion of construction loans      1,422                  1,546
Allowance for loan losses ...............        428                    428
                                            --------              --------

Total loans, net ........................   $115,645               $112,161
                                            ========               ========

-------
(1) Includes land development loans of $1.8 million and $1.1 million and construction loans of $2.3 million and $5.0 million, at December 31, 2005 and 2004, respectively.

     Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2005.

                           One- to Four-Family      Multi-Family      Non-Residential(2)      Consumer               Total
                           -------------------  -------------------  ------------------   ------------------   ------------------
                                     Weighted             Weighted             Weighted             Weighted            Weighted
                                      Average              Average              Average              Average             Average
                            Amount     Rate      Amount     Rate      Amount     Rate      Amount     Rate      Amount     Rate
                           --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
                                                                                (Dollars in thousands)
Due During the Years
Ending December 31,
2006(1) .................  $      6      7.57%  $     --       --%   $    272      5.04%  $     69      5.90%  $    347      5.25%
2007 to 2010 ............     1,051      6.15         61      6.49      1,831      7.06      1,106      5.26      4,049      6.32
2011 and beyond .........    98,854      5.75      5,329      5.33      8,971      5.92         82      6.42    113,236      5.74
                           --------  --------   --------  --------   --------  --------   --------  --------   --------  --------

         Total ..........  $ 99,911      5.75%  $  5,390      5.34%  $ 11,074      6.09%  $  1,257      5.37%  $117,632      5.76%
                           ========  ========   ========  ========   ========  ========   ========  ========   ========  ========

-------------------------------
(1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.
(2)  Includes land acquisition loans.

     The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2005 that are contractually due after December 31, 2006.

                                          Due After December 31, 2006
                                        ------------------------------
                                         Fixed    Adjustable    Total
                                        --------   --------   --------
                                                 (In thousands)

One- to four-family residential loans   $ 84,584   $ 15,321   $ 99,905
Multi-family ........................        320      5,070      5,390
Non-residential .....................      2,722      8,080     10,802
                                        --------   --------   --------
         Total mortgage loans .......     87,626     28,471    116,097

Consumer loans ......................      1,188         --      1,188
                                        --------   --------   --------

         Total loans ................   $ 88,814   $ 28,471   $117,285
                                        ========   ========   ========

     One- to Four-Family Residential Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family residential loans that are primarily secured by properties located in Madison County and the southern portion of Macoupin County. At December 31, 2005, $99.9 million, or 84.9% of our loan portfolio, consisted of one- to-four family residential mortgage loans. Included within these one-to-four-family loans at December 31, 2005 were $2.0 million in second mortgage loans and $2.3 million in home construction loans. At December 31, 2005, the average balance of our one- to four-family residential mortgage loans was $77,000. Generally, one- to four-family residential mortgage loans are originated in amounts up to 95% of the lesser of the appraised value, tax assessment value, or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 90%. We will not make loans with a loan-to-value ratio in excess of 95% for loans secured by single-family homes. Fixed-rate loans generally are originated for terms of 15, 20 and 30 years. At December 31, 2005, our largest loan secured by one- to four-family real estate had a principal balance of $549,000 and was secured by a residence and adjoining acreage. This loan was performing in accordance with its repayment terms.

     We also offer adjustable-rate mortgage loans with one, two, three, five and seven year adjustment periods based on changes in either a designated United States Treasury index or a quarterly average national Cost of Funds Index. We originated $5.5 million in adjustable-rate one- to four-family residential loans during the year ended December 31, 2005. Currently, our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment to 13.75%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years.

     Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2005, $15.3 million, or 15.3%, of our one- to four-family residential loans had adjustable rates of interest.

     All one- to four-family residential loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     We currently offer adjustable-rate or fixed-rate residential construction loans for the construction of owner-occupied, single-family residences. These loans generally are offered to borrowers who have a contract for construction of a single-family residence on property they own at the time of the loan origination in an amount up to 80% of the value upon completion of construction. These owner-occupied construction loans are not separate loans that are paid off and then converted to permanent mortgage loans. Rather, these construction loans become permanent loans at the time the loan is originated, thereby, at times, creating loans that may have terms exceeding 30 years (e.g., 30 years and 9 months). At December 31, 2005, we had $2.3 million of one- to four-family construction loans, of which $1.2 million were for pre-sold residences. The remaining $1.1 million in construction loans were made to builders to finance the construction of residences that were not pre-sold. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, the repayment of construction loans that are not pre-sold is dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.

     Our second mortgage loans generally have adjustable interest rates and are offered in amounts up to 80% of the appraised value of the property securing the loan (including prior liens). Our second mortgage loans are generally made with maturities of less than ten years and are secured by the borrower's principal residence. Our procedures for underwriting these loans include an assessment of an applicant's credit history and an assessment of the value of the collateral in relation to the proposed loan amount.

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

     Non-Residential Real Estate Loans. At December 31, 2005, $11.1 million, or 9.4%, of our total loan portfolio consisted of non-residential real estate loans. Non-residential real estate loans are secured by places of worship, mixed-use properties and other commercial office buildings, or raw land held for future development or in the process of being developed. We generally originate adjustable-rate non-residential real estate loans with maximum terms of up to 15 years. In some cases, we originate such loans with up to 30-year terms. Generally, the maximum loan-to-value ratio of non-residential real estate loans is 80%, and 90% of the income from the property must be sufficient to cover the monthly mortgage payment, taxes, insurance and maintenance expense. At December 31, 2005, we had 41 non-residential real estate loans with an average outstanding balance of $270,000. At December 31, 2005, our largest loan secured by non-residential real estate was $1.6 million and was secured by land to be developed for a multi-phase subdivision. At December 31, 2005, none of our loans secured by non-residential real estate were classified as non-performing.

     We consider a number of factors in originating non-residential real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of the loan amount to the appraised value of the mortgaged property. Generally, non-residential real estate loans are originated in amounts up to 80% of the lower of the sale price or the appraised value of the mortgaged property securing the loan. All non-residential real estate loans over $250,000 are appraised by outside independent appraisers approved by the board of directors. All non-residential real estate loans below $250,000 must have either an independent appraisal or opinion of value, which, generally, is the property's tax bill. Borrowers are required to sign non-residential notes in their individual (not corporate) capacity.

     We also make construction loans to area builders to finance the cost of completing homes on improved property. Construction loans are generally structured to become permanent mortgage loans once the construction is completed. At December 31, 2005, our largest construction loan was $360,000 of which $352,000 was advanced. The loan was performing in accordance with its repayment terms. Construction loans require the payment of interest only during the construction period. Construction loans will generally be made in amounts of up to 80% of the lower of the appraised value of the property or the actual cost of the improvements. Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project. At December 31, 2005, all of our construction loans were secured by properties located in our primary lending area.

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

     Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled $5.4 million, or 4.6%, of our total loan portfolio at December 31, 2005. Multi-family real estate loans generally are secured by apartment buildings and rental properties. All of our multi-family real estate loans are secured by properties located within our lending area. At December 31, 2005, we had 14 multi-family real estate loans with an average principal balance of $385,000, and the largest multi-family real estate loan had a principal balance of $3.5 million. The loan is secured by ten, twelve-unit apartment buildings. As of December 31, 2005, none of our loans secured by multi-family real estate were non-performing. Multi-family real estate loans generally are offered with adjustable interest rates that adjust after one, three or five years. The interest rate adjustments are tied to either a Treasury Bill Index tied to the adjustment period, or to a Cost of Funds Index. Multi-family loans generally are originated for terms of up to 15 years, but in some cases, we will make multi-family loans with terms of up to 30 years.

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

     Consumer Loans. We offer a small number of consumer loans, principally to existing customers residing in our primary market area with above-average credit ratings. Our consumer loans are generally made on new and used automobiles and amounted to $1.3 million, or 1.1%, of our total loan portfolio at December 31, 2005. We also originate share loans secured by deposit accounts.

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

     Non-Performing Loans and Non-Performing Assets. At December 31, 2005 and 2004, our non-performing loans and non-performing assets were as shown in the table below. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                            At December 31,
                                                           ---------------
                                                            2005      2004
                                                           ------    ------
                                                        (Dollars in thousands)
Non-accrual loans:
   One- to four-family .................................   $   --    $   --
   Multi-family ........................................       --        --
   Non-residential .....................................       --        --
   Consumer ............................................        4        --
                                                           ------    ------
     Total non-accrual loans ...........................        4        --
                                                           ------    ------

Accruing loans delinquent 90 days or more:
   One- to four-family .................................   $   --    $   --
   Multi-family ........................................       --        --
   Consumer ............................................       11         3
                                                           ------    ------
     Total accruing loans delinquent 90 days or more ...       11         3
                                                           ------    ------
     Total non-performing loans ........................       15         3
                                                           ------    ------

Real estate owned:
   One- to four-family .................................       --        --
   Commercial real estate ..............................       --        --
                                                           ------    ------
     Total real estate owned ...........................       --        --
                                                           ------    ------

Total non-performing assets ............................   $   15    $    3
                                                           ======    ======
Allowance for loan losses attributable to non-performing
   loans ...............................................   $    4    $   --

Ratios:
   Non-performing loans to total loans .................     0.01%     0.00%
   Non-performing assets to total assets ...............     0.01      0.00

     The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                 Loans Delinquent For
                         ----------------------------------
                            60-89 Days     90 Days and Over      Total
                         ---------------   ----------------  ---------------
                         Number   Amount   Number   Amount   Number   Amount
                         ------   ------   ------   -------  ------   ------
                                       (Dollars in thousands)
At December 31, 2005
   One- to four-family        1   $   52       --   $   --        1   $   52
   Multi-family ......        1        2       --       --        1        2
   Non-residential ...       --       --       --       --       --       --
   Consumer ..........       --       --        4       15        4       15
                         ------   ------   ------   ------   ------   ------
     Total ...........        2   $   54        4   $   15        6   $   69
                         ======   ======   ======   ======   ======   ======

At December 31, 2004
   One- to four-family        2   $  152       --   $   --        2   $  152
   Multi-family ......       --       --       --       --       --       --
   Non-residential ...       --       --       --       --       --       --
   Consumer ..........       --       --        1        3        1        3
                         ------   ------   ------   ------   ------   ------
     Total ...........        2   $  152        1   $    3        3   $  155
                         ======   ======   ======   ======   ======   ======

     Classified Assets. Office of Thrift Supervision regulations provide that loans and other assets considered to be of lesser quality be classified as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. The regulations also provide for a "special mention" category, described as assets that do not currently expose the institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving close attention.

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

     On the basis of management's review of its assets, at December 31, 2005 we had classified $4,000 of our assets as substandard (which consisted of three consumer loans) and none as doubtful, special mention, or loss. Of the loans classified by management, $4,000 was included in the above loan delinquency table. The allowance for loan losses related to classified assets totaled $4,000 at December 31, 2005.

     The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

     Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. Once a loan becomes delinquent, we may establish a specific loan loss allowance based on a review of among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management's judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2005 was maintained at a level that represented management's best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

                                                   At or For the Years Ended
                                                           December 31,
                                                    ----------------------
                                                       2005         2004
                                                    ---------    ---------
                                                    (Dollars in thousands)

Balance at beginning of year ....................   $     428    $     429
                                                    ---------    ---------

Charge-offs:
   One- to four-family ..........................          --           --
   Multi-family .................................          --           --
   Non-residential ..............................          --           --
   Consumer .....................................          --           (1)
                                                    ---------    ---------
     Total charge-offs ..........................          --           (1)

Recoveries:
   One- to four-family ..........................          --           --
   Multi-family .................................          --           --
   Non-residential ..............................          --           --
   Consumer .....................................          --           --
                                                    ---------    ---------
     Total recoveries ...........................          --           --

Net (charge-offs) recoveries ....................          --           (1)
Provision for loan losses .......................          --           --
                                                    ---------    ---------

Balance at end of year ..........................   $     428    $     428
                                                    =========    =========

Ratios:
Net charge-offs to average loans outstanding ....        0.00%        0.00%
Allowance for loan losses to non-performing loans    2,853.33    14,266.67
Allowance for loan losses to total loans ........        0.37         0.38

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

                                                                   At December 31,
                                 -----------------------------------------------------------------------------------
                                                    2005                                      2004
                                 ----------------------------------------   ----------------------------------------
                                                              Percent of                                 Percent of
                                                               Loans in                                   Loans in
                                                                 Each                                       Each
                                Allowance for Loan Balances   Category to  Allowance for  Loan Balances  Category to
                                 Loan Losses   by Category    Total Loans   Loan Losses   by Category    Total Loans
                                 ------------  ------------  ------------   ------------  ------------  ------------
                                                                 (Dollars in thousands)

One- to four-family ...........  $        362  $     99,911          84.9%  $        368  $     97,988          85.7%
Multi-family ..................            19         5,390           4.6             19         5,689           5.0
Non-residential ...............            39        11,074           9.4             33         9,764           8.5
Consumer ......................             8         1,257           1.1              8           855           0.8
                                 ------------                               ------------
      Total allocated
       Allowance ..............           428                                        428
Unallocated allowance .........            --                                         --
                                 ------------  ------------  ------------   ------------  ------------  ------------
   Total ......................  $        428  $    117,632        100.00%  $        428  $    114,296        100.00%
                                 ============  ============  ============   ============  ============  ============

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

Investments

     Investments and Mortgage-Backed Securities. Our investment portfolio at December 31, 2005 consisted of $8.2 million in federal agency obligations and $4.7 million in investment grade corporate debt securities, all of which were classified as available for sale. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

     We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or government-sponsored agencies, and all of which are classified as held to maturity. At December 31, 2005, our mortgage-backed securities portfolio totaled $353,000, or 0.3% of total assets, and consisted of $328,000 in fixed-rate mortgage-backed securities guaranteed by Freddie Mac, and $25,000 in fixed-rate mortgage-backed securities guaranteed by Ginnie Mae.

     Available-for-Sale Portfolio. The following table sets forth the composition of our available-for-sale portfolio at the dates indicated.

                                                                      At December 31,
                                                   ------------------------------------------------------
                                                              2005                        2004
                                                   --------------------------  --------------------------
                                                    Amortized        Fair        Amortized       Fair
                                                       Cost          Value         Cost          Value
                                                   ------------  ------------  ------------  ------------
                                                                            (In thousands)
Investment Securities:
   Federal agency obligations ...................  $      8,402  $      8,255  $      9,501  $      9,499
   Corporate debt securities ....................         4,849         4,689         4,854         4,835
                                                   ------------  ------------  ------------  ------------

   Total investment securities available-for-sale  $     13,251  $     12,944  $     14,355  $     14,334
                                                   ============  ============  ============  ============

         Held-to-Maturity Portfolio. The following table sets forth the composition of our held-to-maturity portfolio at the dates indicated.


                                                                            At December 31,
                                                    --------------------------------------------------------------

                                                                 2005                            2004
                                                    ------------------------------  ------------------------------

                                                    Amortized Cost    Fair Value    Amortized Cost    Fair Value
                                                    --------------  --------------  --------------  --------------


                                                                            (In thousands)
Mortgage-Backed Securities:
   Pass-through securities:
     Ginnie Mae................................     $           25  $           25  $           33  $           35
     Freddie Mac...............................                328             313             439             430
                                                    --------------  --------------  --------------  --------------

   Total mortgage-backed securities held to
      maturity.................................     $          353  $          338  $          472  $          465
                                                    ==============  ==============  ==============  ==============

     Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

                                               More than One Year  More than Five Years
                             One Year or Less  through Five Years  through Ten Years  More than Ten Years    Total Securities
                             ----------------  ------------------  ----------------   ------------------- -----------------------
                                      Weighted           Weighted           Weighted           Weighted                  Weighted
                            Amortized Average  Amortized Average   Amortized Average  Amortized Average Amortized  Fair    Average
                              Cost     Yield      Cost    Yield      Cost     Yield      Cost    Yield    Cost     Value    Yield
                             -------  -------   -------  -------    -------  -------   -------  -------  -------  -------  -------
                                                                                              (Dollars in thousands)

Available for Sale:
Investment Securities
   U.S. Government and
     agency securities ..... $   500     2.58%  $ 5,402     4.15%   $ 2,500     3.63%  $    --       --% $ 8,402  $ 8,255     3.90%
   Corporate debt
       securities ..........   1,250     6.53     2,752     4.04         --       --       847     5.06    4,849    4,689     4.86
                             -------            -------             -------            -------           -------  -------

   Total debt securities
     available for sale .... $ 1,750  5.40% $     8,154     4.11%   $ 2,500  3.63% $       847  5.06% $   13,251  $12,944     4.25%
                             =======  =======   =======  =======    =======  =======   =======  =======  =======  =======  =======

Held to Maturity:

   Mortgage-Backed
    Securities
   Ginnie Mae .............. $    --      --%   $    25     9.29%   $    --      --%   $    --      --%  $    25  $    25     9.29%
   Freddie Mac .............      --       --       328     4.50         --       --        --       --      328      313     4.50
                             -------            -------             -------            -------           -------  -------


   Total debt securities
      held to maturity ..... $    --      --%   $   353     4.83%   $    --      --%   $    --      --%  $   353  $   338  $  4.83%
                             =======  =======   =======  =======    =======  =======   =======  =======  =======  =======  =======

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

     Deposits. Deposits are not solicited outside of the Edwardsville area, and a majority of our depositors are persons who work or reside in Madison County, Illinois. We offer a selection of deposit instruments, including passbook savings, money market deposit accounts (without check-drawing features) and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not currently offer checking accounts. We do not accept brokered deposits.

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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2005, $78.3 million, or 76.7% of our deposit accounts were certificates of deposit, of which $35.7 million had maturities of one year or less.

     The following table sets forth the distribution of average deposit accounts, by account type, for the years indicated.

                                                              Years Ended December 31,
                                  ---------------------------------------------------------------------------------
                                                   2005                                      2004
                                  --------------------------------------   ----------------------------------------
                                                               Weighted
                                    Average                     Average      Average                     Weighted
                                    Balance      Percent         Rate        Balance      Percent      Average Rate
                                  -----------   ----------   -----------   ----------   -----------    ------------
                                                               (Dollars in Thousands)
Savings deposits..............    $     4,029         4.03%         0.79%  $     4,857         4.91%         1.21%
Money market deposits.........         21,745        21.73          2.08        24,404        24.69          1.68
                                  -----------   ----------                 -----------   ----------
                                       25,774        25.76          1.88        29,261        29.60          1.60
Certificates of deposit.......         74,275        74.24          3.35        69,587        70.40          2.91
                                  -----------   ----------                 -----------   ----------

   Total deposits.............    $   100,049       100.00%         2.97%  $    98,848       100.00%         2.53%
                                  ===========   ==========                 ===========   ==========

     The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2005.

                                                                           Maturity
                                                  --------------------------------------------------------
                                                   3 Months or    Over 3 to 6   Over 6 to 12      Over 12
                                                      Less          Months         Months         Months          Total
                                                  ------------   ------------   ------------   ------------   ------------
                                                                               (In thousands)

Certificates of deposit less than $100,000...     $      7,390   $      8,299   $     14,591   $     34,915   $     65,195
Certificates of deposit of $100,000 or
   more (1)..................................              605          1,542          3,299          7,626         13,072
                                                  ------------   ------------   ------------   ------------   ------------
   Total of certificates of deposit..........     $      7,995   $      9,841   $     17,890   $     42,541   $     78,267
                                                  ============   ============   ============   ============   ============

-----------------------
(1) The weighted average interest rates for these accounts, by maturity period, were: 3.16% for 3 months or less; 3.49% for over 3 to 6 months; 3.53% for over 6 to 12 months; and 4.30% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 3.93%.

     The following table sets forth, by interest rate ranges, information concerning certificates of deposit at December 31, 2005.

                                                             Period to Maturity
                          --------------------------------------------------------------------------------------
                                           Over One       Over Two      More than
                           Up to One        to Two        to Three        Three                       Percent of
                              Year          Years          Years          Years          Total           Total
                          -----------    -----------    -----------    -----------    -----------     ----------
                                                           (Dollars in thousands)

Interest Rate Range:
   2.01% to 3.00%......   $    15,572    $     1,269    $        --    $        --    $    16,841          21.5%
   3.01% to 4.00%......        17,675         11,388          8,126          3,201         40,390          51.6
   4.01% to 5.00%......         2,462          4,232          2,660          7,360         16,714          21.4
   5.01% and above.....            17          4,220             --             85          4,322           5.5
                          -----------    -----------    -----------    -----------    -----------     ----------

   Total...............   $    35,726    $    21,109    $    10,786    $    10,646    $    78,267         100.00%
                          ===========    ===========    ===========    ===========    ===========     ==========

     Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At December 31, 2005, we had no advances outstanding. At that date, we had access to Federal Home Loan Bank advances of up to $47.0 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

                                                   At or For the Years Ended
                                                          December 31,
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------
                                                   (Dollars in thousands)

Balance at end of period ......................  $         --   $      2,900
Average balance during period .................           669          1,992
Maximum outstanding at any month end ..........         2,900          4,000
Weighted average interest rate at end of period           --%           1.97%
Average interest rate during period ...........          2.09%          1.51%

Subsidiary Activities

     First Federal Financial Services, Inc.'s only subsidiary is First Federal Savings & Loan Association of Edwardsville. First Federal Savings & Loan Association of Edwardsville does not have any subsidiaries.

Personnel

     As of December 31, 2005, we had nine full-time employees and one part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

                           SUPERVISION AND REGULATION

General

     First Federal is a federally chartered savings association. First Federal will be the surviving financial institution following the proposed merger with Clover Leaf Bank and will remain a federally chartered savings association (although it will be renamed "First Clover Leaf Bank").

     First Federal is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution's operations and assigns its rating (known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. First Federal also is a member of, and owns stock in, the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System. First Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines First Federal and prepares reports for the consideration of its board of directors on any operating deficiencies.

     Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, or Congress, could have a material adverse impact on us and our operations.

Supervisory Agreement

     On December 16, 2004, First Federal Savings & Loan Association of Edwardsville entered into a Supervisory Agreement with the Office of Thrift Supervision. The Supervisory Agreement, previously disclosed on a Current Report on Form 8-K filed on February 2, 2005, facilitates corrective actions concerning certain regulatory compliance issues, including violations of the Bank Secrecy Act. In addition, the Office of Thrift Supervision assessed civil money penalties against First Federal Savings & Loan Association of Edwardsville in the amount of $7,700 for its failure to purchase and maintain flood insurance in an appropriate amount on 14 loans and its failure to obtain signed and dated flood notices from the borrowers on eight loans.

     The Supervisory Agreement was based upon First Federal Savings & Loan Association of Edwardsville's August 2004 Report of Examination in which the Office of Thrift Supervision concluded that grounds existed for the initiation of an administrative proceeding against First Federal Savings & Loan Association of Edwardsville. Without admitting or denying that such grounds existed, First Federal Savings & Loan Association of Edwardsville determined to enter into the Supervisory Agreement to cooperate with the Office of Thrift Supervision and as evidence of First Federal Savings & Loan Association of Edwardsville's intent to comply with all applicable laws and regulations and engage in safe and sound practices.

     Pursuant to the terms of the Supervisory Agreement, First Federal Savings & Loan Association of Edwardsville agreed as follows:

     (1) to adopt an anti-money laundering and Bank Secrecy Act compliance program that ensures compliance with its requirements and that, among other things, requires the accurate and timely completion and filing of currency transaction reports, designates a primary Bank Secrecy Act officer, provides for annual independent testing by a qualified third party of the Bank Secrecy Act compliance program, provides First Federal Savings & Loan Association of Edwardsville personnel with comprehensive Bank Secrecy Act training, and provides for internal controls to ensure First Federal's ongoing compliance with its Bank Secrecy Act compliance program.

     (2) to adopt a Customer Identification Program and an Office of Foreign Assets Control policy.

     (3) to develop and implement a comprehensive training program for operational and supervisory adherence to the requirements of the Bank Secrecy Act and regulations thereunder.

     (4) to review and amend its Flood Disaster Protection Act policies and procedures to ensure that appropriate flood insurance is obtained and maintained upon all properties securing a loan from First Federal Savings & Loan Association of Edwardsville. The board of directors will review all loans made on or after March 1, 2001 to ensure that all loans subject to the Flood Disaster Protection Act and regulations thereunder comply with such laws and regulations.

     (5) to comply with the requirement of the Equal Credit Opportunity Act, including the nondiscriminatory loan underwriting standards thereunder, and to review its business practices at least annually to ensure compliance therewith.

     (6) at least annually, to require First Federal Savings & Loan Association of Edwardsville's security officer to report to the board of directors on the administration and effectiveness of First Federal Savings & Loan Association of Edwardsville's security program as required by the Bank Protection Act.

     (7) for the board of directors of First Federal Savings & Loan Association of Edwardsville to appoint a regulatory compliance committee of at least three directors, the majority of whom must be independent, to monitor and coordinate compliance with the Supervisory Agreement and to submit to the full board quarterly written progress reports and actions taken to comply with the Supervisory Agreement. The progress reports must be signed by each director and filed with the Regional Director of the Office of Thrift Supervision.

     The Supervisory Agreement will remain in effect until terminated, modified or suspended in writing by the Office of Thrift Supervision.

     First Federal Savings & Loan Association of Edwardsville believes that it has adopted and implemented the various plans, policies and procedures required by the Supervisory Agreement. However, a failure to comply with the Supervisory Agreement could result in the initiation of a formal enforcement action by the Office of Thrift Supervision, including the imposition of additional civil money penalties. While the Supervisory Agreement has resulted in additional regulatory compliance expenses for First Federal Savings & Loan Association of Edwardsville, the amount of such expenses have not had a material financial impact on First Federal.

Federal Banking Regulation

     Business Activities. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, First Federal may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. First Federal Savings & Loan Association of Edwardsville also may establish subsidiaries that may engage in activities not otherwise permissible for First Federal Savings & Loan Association of Edwardsville directly, including real estate investment, securities brokerage and insurance agency.

     Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

     The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     At December 31, 2005, First Federal's capital exceeded all applicable requirements.

     Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2005, First Federal was in compliance with the loans-to-one-borrower limitations.

     Qualified Thrift Lender Test. As a federal savings association, First Federal is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, First Federal must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association's business.

     "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. First Federal also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

     A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2005, First Federal maintained virtually all of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

     Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the institution's capital account. A savings association must file an application for approval of a capital distribution if:

     o the total capital distributions for the applicable calendar year exceed the sum of the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years;
     o the savings association would not be at least adequately capitalized following the distribution;
     o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or
     o the savings association is not eligible for expedited treatment of its filings.

     Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

     The Office of Thrift Supervision may disapprove a notice or application if:

     o the savings association would be undercapitalized following the distribution;
     o the proposed capital distribution raises safety and soundness concerns; or
     o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

     Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

     Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. First Federal received a "satisfactory" Community Reinvestment Act rating in its most recent federal examination.

     Transactions with Related Parties. A federal savings association's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. First Federal and its non-savings institution subsidiaries will be affiliates of First Federal. In general, transactions with affiliates must be on terms that are as favorable to the savings association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

     First Federal's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and
(ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Federal Savings & Loan Association of Edwardsville's capital. In addition, extensions of credit in excess of certain limits must be approved by First Federal Savings & Loan Association of Edwardsville's board of directors.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

     Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association's capital:

     o well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);
     o adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);
     o undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);
     o significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); and
     o    critically undercapitalized (less than 2% tangible capital).

     Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the savings association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At December 31, 2005, First Federal met the criteria for being considered "well-capitalized."

     Insurance of Deposit Accounts. Deposit accounts in First Federal are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. First Federal Savings & Loan Association of Edwardsville's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds maturing in 2017 that were issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

     On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund and an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The Act also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The new legislation requires the Federal Deposit Insurance Corporation to issue regulations implementing the law. The changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

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

     Federal Home Loan Bank System. First Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, First Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2005, First Federal was in compliance with this requirement.

Federal Reserve System

     Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. As of December 31, 2005, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

     In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was enacted. The Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The Act also requires the federal banking regulators to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of an FDIC-insured institution. As such, if First Federal or First Federal Savings & Loan Association of Edwardsville were to engage in a merger or other acquisition, the effectiveness of its anti-money-laundering controls would be considered as part of the application process. First Federal Savings & Loan Association of Edwardsville believes it has established policies, procedures and systems that comply with the applicable requirements of the law.

Holding Company Regulation

     General. First Federal Financial Services, Inc. is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over First Federal Financial Services, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to First Federal.

     Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings association was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. First Federal Financial Services, Inc. will not be a grandfathered unitary savings and loan holding company and, therefore, will be limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

     Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     Waivers of Dividends by First Federal Financial Services, MHC. Office of Thrift Supervision regulations require First Federal Financial Services, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from First Federal Financial Services, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the dividend waiver is not detrimental to the safe and sound operation of First Federal and the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members.

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

Sarbanes-Oxley Act of 2002

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted, which provides for corporate governance, disclosure and accounting reforms intended to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies. The Act also places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for audit partner rotation after a period of time. The Act also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report to the chief executive officer or chief legal officer of the company, evidence of a material violation of the securities laws or a breach of fiduciary duty by a company and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restating a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in beneficial ownership in a company's securities within two business days of the change.

     The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the public company. In addition, companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as defined by Securities and Exchange Commission regulations) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to stockholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

     Although we have incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.


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

     Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the "1996 Act"), First Federal was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. First Federal was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2005, First Federal had no reserves subject to recapture.

     Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if First Federal failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules. At December 31, 2005, our total federal pre-1988 base year reserve was approximately $2.0 million. However, under current law, pre-1988 base year reserves remain subject to recapture if First Federal makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

     Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. First Federal Savings & Loan Association of Edwardsville has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, First Federal had no net operating loss carryforwards for federal income tax purposes.

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

Executive Officers of the Company

     Listed below is information, as of December 31, 2005, concerning First Federal Financial Services, Inc.'s executive officers. There are no arrangements or understandings between First Federal Financial Services, Inc. and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                 Age    Position and Term
----                 ---    -----------------

Larry W. Mosby       64     President, Chief Executive Officer and Director

Donald Engelke       42     Vice President, Chief Financial Officer and Director

Linda Werner         54     Secretary

ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------

     The following table provides certain information with respect to our offices as of December 31, 2005:

                                                                 Net Book Value
            Location           Leased or Owned   Year Acquired  of Real Property
            --------           ---------------   -------------  ----------------

Main Office                         Owned             1964          $778,000
300 St. Louis Street
Edwardsville, Illinois  62023

     The net book value of our premises, land and equipment was approximately $860,000 at December 31, 2005.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     None

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------

     (a) The information required by this item is incorporated by reference to our Annual Report to Shareholders. No equity securities were sold during the year ended December 31, 2005 that were not registered under the Securities Act.

     (b) Not applicable.

     (c) First Federal Financial Services, Inc. did not repurchase any of its equity securities during the year ended December 31, 2005.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference to our Annual Report to Shareholders.

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

     (a)(1) Financial Statements

          The following financial statements are incorporated by reference to our Annual Report to Shareholders:

               o    Report of Independent Registered Public Accounting Firm
               o    Consolidated Balance Sheets at December 31, 2005 and 2004
               o Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004
               o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005 and 2004

               o Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004
               o    Notes to Consolidated Financial Statements
               o Report of Independent Registered Public Accounting Firm on the Supplementary Information
               o    Consolidating Balance Sheet Information at December 31, 2005
               o Consolidating Statement of Income for the Year Ended December 31, 2005

         (a)(2)  Financial Statement Schedules

               No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

----------------------------------------------------------

     Information required by this item is incorporated herein by reference from our definitive Annual Meeting Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal II - Ratification of Appointment of Auditors."

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

     (a)  Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b)  Changes in internal controls.

     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 8B.  OTHER INFORMATION
---------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

     First Federal Financial Services, Inc. has adopted a Code of Conduct that applies to First Federal Financial Services, Inc.'s principal executive officer, principal financial officer and all other employees and directors. The Code of Conduct was filed as Exhibit 14 to our Form 10-KSB for the year ended December 31, 2004, and is incorporated herein by reference thereto.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------

     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."


ITEM 13.  EXHIBITS
------------------

     The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

     2.1  Plan of Conversion and Reorganization (1)

     2.2 Agreement and Plan of Reorganization by and between First Federal Financial Services, MHC, First Federal Financial Services, Inc., First Clover Leaf Financial Corp., First Federal Savings & Loan Association of Edwardsville and Clover Leaf Financial Corp. and Clover Leaf Bank
          (2)

     3.1  Federal Stock Charter of First Federal Financial Services, Inc. (3)

     3.2  Bylaws of First Federal Financial Services, Inc. (3)

     4 Form of common stock certificate of First Federal Financial Services, Inc. (3)

     10.1 Employee Stock Ownership Plan (3)

     10.2 Description of Bonus Plan (3)

     10.3 Employment Agreement of Larry W. Mosby (2)

     10.4 Employment Agreement of Donald Engelke (2)

     10.5 Employment Agreement of Dennis M. Terry (2)

     10.6 Employment Agreement of Linda Werner (2)

     13   Annual Report to Shareholders

     14   Code of Conduct (4)

     21   Subsidiaries of the Registrant

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------------

(1) Incorporated by Reference to the Current Report on Form 8-K of First Federal Financial Services, Inc., filed with the Commission on February 6, 2006 (File No. 000-50820).
(2) Incorporated by Reference to the Current Report on Form 8-K of First Federal Financial Services, Inc., filed with the Commission on February 9, 2006 (File No. 000-50820).
(3) Incorporated by reference to the Registration Statement on Form SB-2 of First Federal Financial Services, Inc. (File No. 333-113615), originally filed with the Securities and Exchange Commission on March 15, 2004.
(4) Incorporated by reference to the Annual Report on Form 10-KSB of First Federal Financial Services, Inc for the year ended December 31, 2004, filed with the Commission on March 31, 2005.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

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

                                                          First Federal Financial Services, Inc.



Date: March 29, 2006                                      By: /s/ Larry W. Mosby
                                                              --------------------------------------------------
                                                              Larry W. Mosby, President and
                                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:/s/ Larry W. Mosby                                     By: /s/ Joseph Helms
   --------------------------------------------------         --------------------------------------------------
     Larry W. Mosby, President, Chief                         Joseph Helms
       Executive Officer and Director                         Chairman of the Board
     (Principal Executive Officer)

Date: March 29, 2006                                       Date: March 29, 2006



By: /s/ Donald Engelke                                    By: /s/ Nina Baird
    -------------------------------------------------         --------------------------------------------------
     Donald Engelke, Senior Vice President, Chief             Nina Baird
           Financial Officer and Director                     Director
      (Principal Financial and Accounting Officer)

Date: March 29, 2006                                       Date: March 29, 2006



By:/s/ Harry Gallatin                                     By: /s/ Dean Pletcher
   --------------------------------------------------         --------------------------------------------------
     Harry Gallatin                                           Dean Pletcher
     Director                                                 Director


Date: March 29, 2006                                       Date: March 29, 2006



By:/s/ Robert Richards                                    By: /s/ Joseph Stevens
   --------------------------------------------------         --------------------------------------------------
     Robert Richards                                          Joseph Stevens
     Director                                                 Director


Date: March 29, 2006                                       Date: March 29, 2006
