Form 10QSB
period 2006-03-31
FIRST FEDERAL FINANCIAL SERVICES INC
filed 2006-05-15
CIK 1283582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
                               --------------

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

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

Transitional Small Business Disclosure Format (Check one): Yes [_]. No [X].

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]. No [X].

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

                Class                                 Outstanding May 1, 2006
--------------------------------------                -----------------------
Common Stock, par value $.10 per share                       3,920,060 *

* As of May 1, 2006, 2,156,033 shares were owned by First Federal Financial Services, MHC, the Company's mutual holding company parent.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.


                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2006

                                      INDEX


                                                                     PAGE NO.


PART I - Financial Information

    Consolidated Balance Sheets                                        3

    Consolidated Statements of Income                                  4

    Consolidated Statements of Comprehensive Income                    5

    Consolidated Statements of Cash Flows                              6

    Notes to Consolidated Financial Statements                         8

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   12

    Controls and Procedures                                            18

PART II - Other Information                                            19

Certifications                                                         21


                             FIRST FEDERAL FINANCIAL SERVICES, INC.

                                   Consolidated Balance Sheets
                                           (Unaudited)
                                                                   March 31,       December 31,
      Assets                                                         2006             2005
                                                                 -------------    -------------
Cash and due from banks                                          $     475,777    $   1,027,901
Federal funds sold                                                   3,100,000        2,400,000
                                                                 -------------    -------------
   Total cash and cash equivalents                                   3,575,777        3,427,901
Interest-bearing time deposits                                         250,000          250,000
Securities available for sale                                       13,879,712       12,944,395
Securities held to maturity, at amortized cost (fair value
   of $320,853 and $337,659, respectively)                             337,461          353,209
Federal Home Loan Bank stock                                         6,213,940        6,213,940
Loans, net of allowance for loan losses
   of $428,419                                                     115,769,552      115,645,079
Property and equipment                                                 846,169          860,086
Accrued interest receivable                                            405,565          439,632
Other assets                                                           499,812           24,104
                                                                 -------------    -------------
      Total assets                                               $ 141,777,988    $ 140,158,346
                                                                 =============    =============
      Liabilities and Stockholders' Equity
Deposits:
    Savings                                                      $  23,506,054    $  23,845,491
    Time, $100,000 and over                                         13,557,160       13,072,182
    Time                                                            66,479,374       65,194,451
                                                                 -------------    -------------
      Total deposits                                               103,542,588      102,112,124
Accrued interest payable                                                 5,618            4,755
Other liabilities                                                      408,238          333,885
                                                                 -------------    -------------
      Total liabilities                                            103,956,444      102,450,764
                                                                 -------------    -------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.10 par value;  1,000,000 shares
      authorized; no shares issued                                          --               --
   Common stock, $.10 par value; 10,000,000 shares authorized;
   3,920,060 shares issued and outstanding                             392,006          392,006
Additional paid-in capital                                          16,542,734       16,538,534
Retained earnings - substantially restricted                        21,908,775       21,759,719
Accumulated other comprehensive income (loss), net                    (237,936)        (187,842)
Unearned employee stock ownership plan shares                         (784,035)        (794,835)
                                                                 -------------    -------------
      Total stockholders' equity                                    37,821,544       37,707,582
                                                                 -------------    -------------
      Total liabilities and stockholders' equity                 $ 141,777,988    $ 140,158,346
                                                                 =============    =============

See accompanying notes to consolidated financial statements.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                        Consolidated Statements of Income
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2006         2005
                                                        ----------   ----------
Interest income:
Interest and fees on loans                              $1,693,404   $1,650,942
Securities:
   Taxable interest income                                 138,710      158,742
   Dividends                                                46,774      106,722
Interest bearing deposits                                   35,697       13,020
                                                        ----------   ----------
      Total interest income                              1,914,585    1,929,426
                                                        ----------   ----------
Interest expense:
   Deposits                                                872,568      652,130
   Advances from Federal Home Loan Bank                         --       13,939
                                                        ----------   ----------
      Total interest expense                               872,568      666,069
                                                        ----------   ----------
      Net interest income                                1,042,017    1,263,357
Provision for loan losses                                       --           --
                                                        ----------   ----------
      Net interest income after
          provision for loan losses                      1,042,017    1,263,357
                                                        ----------   ----------
Noninterest income:
   Other                                                     1,092        3,591
                                                        ----------   ----------
      Total noninterest income                               1,092        3,591
                                                        ----------   ----------
Noninterest expense:
   Compensation and employee benefits                      229,663      222,154
   Occupancy expense                                        28,634       26,655
   Data processing services                                 18,455       18,393
   Advertising                                              76,569        6,797
   Director fees                                            44,450       31,650
   Professional services                                    51,086       43,440
   Other                                                    55,382       62,699
                                                        ----------   ----------
      Total noninterest expense                            504,239      411,788
                                                        ----------   ----------
      Income before income taxes                           538,870      855,160
Income taxes                                               205,000      315,000
                                                        ----------   ----------
      Net income                                        $  333,870   $  540,160
                                                        ==========   ==========
Basic and diluted income per share (see Note 3)         $     0.09   $     0.14
                                                        ==========   ==========
Dividends per share                                     $     0.11   $     0.07
                                                        ==========   ==========

See accompanying notes to consolidated financial statements.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2006          2005
                                                        ---------     ---------

Net income                                              $ 333,870     $ 540,160
Other comprehensive income:
   Unrealized gains (losses) on securities
        arising during the period, net of tax of
        2006 $31,783 and 2005 $76,901                     (50,094)     (121,205)
                                                        ---------     ---------
Comprehensive income                                    $ 283,776     $ 418,955
                                                        =========     =========

See accompanying notes to consolidated financial statements.


                              FIRST FEDERAL FINANCIAL SERVICES, INC.

                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                           2006           2005
                                                                       -----------    -----------
Cash flows from operating activities:
   Net income                                                          $   333,870    $   540,160
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of:
         Deferred loan origination (fees) costs, net                        (3,515)        (3,172)
         Premiums and discounts on securities                                2,861          1,953
      Provision for loan losses                                                 --             --
      Depreciation and amortization                                         13,917         13,485
      FHLB stock dividends                                                      --       (106,700)
      ESOP expense                                                          15,000         15,828
      Change in assets and liabilities:
        Decrease (increase) in accrued interest receivable                  34,067         (7,424)
        Decrease (increase) in other assets                               (475,708)      (104,323)
        Increase (decrease) in accrued interest payable                        863            282
        Increase (decrease) in other liabilities                           106,136        275,613
                                                                       -----------    -----------
                   Net cash flows from operating activities                 27,491        625,702
                                                                       -----------    -----------
Cash flows from investing activities: Available for sale securities:
      Purchases                                                         (1,769,463)            --
      Proceeds from call and maturities                                    750,000             --
  Held to maturity securities:
      Proceeds from paydowns                                                15,156         28,643
  Redemption of Federal Home Loan Bank Stock                                    --      1,900,000
  Loan originations, net of principal collected                           (120,958)       335,657
  Purchase of property and equipment                                            --           (463)
                                                                       -----------    -----------
           Net cash flows from investing activities                    $(1,125,265)   $ 2,263,837
                                                                       -----------    -----------
                                                                                      (Continued)


                          FIRST FEDERAL FINANCIAL SERVICES, INC.

                          Consolidated Statements of Cash Flows
                                       (Unaudited)

(Continued)
                                                                   Three Months Ended
                                                                       March 31,
                                                               --------------------------
                                                                   2006           2005
                                                               -----------    -----------
Cash flows from financing activities:
   Net increase (decrease) in savings accounts                 $  (339,437)   $  (910,178)
   Net increase (decrease) in time accounts                      1,769,901      1,354,258
   Repayment of advances from FHLB                                      --     (2,900,000)
   Cash dividends                                                 (184,814)      (117,225)
                                                               -----------    -----------
         Cash flows from financing activities                    1,245,650     (2,573,145)
                                                               -----------    -----------
Net increase in cash and cash equivalents                          147,876        316,394
Cash and cash equivalents at beginning of period                 3,427,901      1,636,987
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $ 3,575,777    $ 1,953,381
                                                               ===========    ===========



Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                    $   871,705        665,787
   Income taxes, net of refunds                                $        --         12,468


See accompanying notes to consolidated financial statements

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                   Notes to Consolidated Financial Statements

(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim period. The results of operations for the interim period are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2005 contained in the 2005 Annual Report to stockholders that is filed as an exhibit to the Company's Annual Report on Form 10-KSB.

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

      On February 3, 2006, the Company announced that the Board of Directors of the MHC adopted a Plan of Conversion and Reorganization to convert the MHC to a capital stock corporation and conduct a simultaneous stock offering (Conversion).

      In addition, on February 3, 2006, the Company entered into a definitive merger agreement to acquire Clover Leaf Financial Corp., the holding company of Clover Leaf Bank, an Illinois state bank headquartered in Edwardsville, Illinois (collectively, Clover Leaf), pursuant to which, upon completion of the Conversion, First Clover Leaf Financial Corp., a new Maryland corporation (First Clover Leaf) will acquire all of the common stock of Clover Leaf (Acquisition).

      Upon consummation of the Conversion, the MHC will cease to exist and its shares of the Company's common stock will be cancelled. Existing shares of the Company's common stock held by public stockholders will be exchanged for shares of First Clover Leaf which is being formed as the successor to the Company, pursuant to an exchange ratio that has yet to be determined, and will be based on an independent appraisal. Shares of First Clover Leaf common stock will be offered in a subscription offering pursuant to non-transferable subscription rights at a price of $10.00 per share in the following order of preference: (1) to the Association's eligible account holders of record as of December 31, 2004; (2) to the Association's tax qualified employee stock benefit plans; (3) to supplemental eligible account holders of record as of the last day of the calendar quarter preceding OTS approval of the Conversion and Reorganization; (4) any person other than an eligible account holder or a supplemental eligible account holder, holding a qualifying deposit on the voting record date and any borrower of the Association with borrowings from the Association outstanding as of January 2, 2001 provided such borrowings remain outstanding as of April 29, 2006, the voting record date for members of First Federal Financial Services, MHC. Concurrently with the subscription offering, shares not subscribed for in the subscription offering will be offered to the general public in a direct community offering with preference given in the following order: (1) to natural persons residing in Madison, St. Clair, Montgomery, Clinton, Bond, Jersey, and Macoupin counties in Illinois; (2) to minority shareholders as of May 8, 2006; (3) to Clover Leaf depositors as May 8, 2006; and (4) to other members of the general public.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                   Notes to Consolidated Financial Statements

      Subsequent to the Conversion and Reorganization, voting rights will be held and exercised exclusively by the stockholders of First Clover Leaf. Deposit account holders will continue to be insured by the FDIC. A liquidation account will be established in an amount equal to the percentage of outstanding shares of the common stock of the Company owned by the MHC multiplied by the Company's total stockholders equity as of the latest balance sheet date in the final prospectus used in the Conversion. Each eligible account holder or supplemental account holder will be entitled to a proportionate share of this account in the event of a complete liquidation of the Association, and only in such event. This share will be reduced if the eligible account holder's or supplemental account holder's deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after Conversion in the related deposit balance.

      Following completion of the Conversion, the Association may not declare, pay a dividend on, or repurchase any of its capital stock of the Association, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any purchase of First Clover Leaf common stock will be conducted in accordance with applicable laws and regulations. The Conversion is expected to be completed in July 2006.

      Conversion costs will be deferred and reduce the proceeds from the shares sold in the Conversion. If the Conversion is not completed, all costs will be expensed. At March 31, 2006 conversion costs of $454,000 had been incurred and are included in other assets on the consolidated balance sheet.

      Under the terms of the merger agreement, the merger consideration for Clover Leaf stockholders will be based on the final outcome of the Conversion. If the Conversion closes at the minimum, maximum or the adjusted maximum of the valuation range, Clover Leaf stockholders will receive a combination of First Clover Leaf stock and cash valued at $40, $42 or $43, respectively, per share. Between the minimum and maximum and maximum and adjusted maximum of the valuation range, the value of the merger consideration for Clover Leaf stockholders will be prorated. In exchange for their shares, stockholders of Clover Leaf will have the right to elect either all First Clover Leaf stock, all cash, or a combination of First Clover Leaf stock and cash, provided that, in the aggregate, 70% of the Clover Leaf shares are exchanged for First Clover Leaf stock and 30% are exchanged for cash.

      The transaction is subject to certain conditions, including the required regulatory approvals and approval by the stockholders of Clover Leaf and the Company, as well as approval of the Plan of Conversion by the members of the MHC and stockholders of the Company. The Acquisition is to occur immediately after, and is contingent upon, the consummation of the Conversion.

      The Association operates as a federally-chartered stock savings and loan association, originally chartered by the State of Illinois in 1921. The Association's deposit accounts are insured up to a maximum of $100,000 by the FDIC. On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years).

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                   Notes to Consolidated Financial Statements

(2) Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2006, are summarized as follows:

                                    Less than 12 Months          12 Months or More                Total
                                     Fair      Unrealized        Fair      Unrealized        Fair       Unrealized
                                    Value         loss          Value         loss          Value         loss
                                 -----------   -----------   -----------   -----------   -----------   -----------
 Securities available for sale:
  U.S. government agency
      obligations                $ 3,225,165   $    45,208   $ 5,752,537   $   147,401   $ 8,977,702   $   192,609
  Corporate                          960,015        31,925     2,941,995       164,365     3,902,010       196,290
                                 -----------   -----------   -----------   -----------   -----------   -----------
                                 $ 4,185,180   $    77,133   $ 8,694,532   $   311,766   $12,879,712   $   388,899
                                 ===========   ===========   ===========   ===========   ===========   ===========

  Securities held to maturity:
  Mortgage-backed securities     $        --   $        --   $   298,457   $    16,608   $   298,457   $    16,608
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

                                                         Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                         2006          2005
                                                     -----------   -----------

Net income available to common stockholders          $   333,870   $   540,160
                                                     ===========   ===========

Basic potential common shares:
   Weighted average shares outstanding                 3,920,060     3,920,060
   Weighted average unallocated Employee Stock
      Ownership Plan shares                              (78,923)      (82,794)
                                                     -----------   -----------
          Basic weighted average shares outstanding    3,841,137     3,837,266

Dilutive potential common shares                              --            --
                                                     -----------   -----------

Dilutive weighted average shares outstanding           3,841,137     3,837,266
                                                     ===========   ===========

Basic and diluted income per share                   $      0.09   $      0.14
                                                     ===========   ===========

(4) Subsequent to March 31, 2006 the Board of Directors declared a $0.13 per share cash dividend payable May 18, 2006 to stockholders of record, excluding First Federal Financial Services, MHC, as of May 4, 2006. The Company expects that, subject to regulatory capital requirements of the Association, financial condition and results of operations for the Company and Association, quarterly dividends will continue to be paid in the future. No assurances can be given that dividends will be paid in the future.

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

Overview
--------

The Company completed an initial public offering on June 28, 2004 through the sale and issuance by the Company of 1,764,027 shares of common stock at $10 per share. Basic and diluted income per share was $.09 and $.14 for the three months ended March 31, 2006 and 2005, respectively.

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

Commitments to originate mortgage loans are legally binding agreements to lend to the Company's customers. Commitments, which generally expire in 90 days or less, at March 31, 2006 to originate fixed-rate loans for portfolio were approximately $879,000. Commitments on behalf of borrowers for unused lines of credit for construction adjustable and fixed-rate loans were approximately $574,000 and $706,000, respectively. Interest rates on these fixed-rate commitments generally ranged from 5.50% to 7.00%.

Financial Condition
-------------------

Total assets increased to $141.8 million at March 31, 2006 from $140.2 million at December 31, 2005. Securities available for sale increased to $13.9 million at March 31, 2006 from $12.9 million at December 31, 2005. Purchases of $1.8 million were partially offset by maturities of $800,000. At March 31, 2006, Federal Home Loan Bank of Chicago (FHLBC) stock amounted to $6.2 million. During October 2005, the Board of Directors of FHLBC decided to discontinue redemptions of excess or voluntary stock, which is stock held in excess of the amount required as a condition of membership or for borrowings from the FHLBC. Dividends will continue to require approval by the Federal Housing Finance Board
(FHFB). On April 18, 2006, the FHLBC announced that it would reinstate redemptions of excess or voluntary stock beginning later in 2006, following the issuance during June 2006 by the FHLBC of $1 billion of ten-year subordinated bonds. The Association may redeem excess stock in the future when permitted by the FHLBC. Loans, net were virtually unchanged from $115.6 million at March 31, 2005 to $115.8 million at March 31, 2006 as new loan originations were offset by loan collections. Other assets increased to $500,000 at March 31, 2006 from $24,000 at December 31, 2005 due to costs incurred with the plan of conversion and reorganization from a mutual holding company formation to a capital stock corporation and acquisition of Clover Leaf, pending regulatory approval.

Deposits increased slightly to $103.5 million at March 31, 2006 from $102.1 million at December 31, 2005. Other liabilities increased to $408,000 at March 31, 2006 from $334,000 at December 31, 2005 as a result of the timing of payment of Federal income taxes and certain accrued expenses.

Stockholders' equity increased to $37.8 million at March 31, 2006 from $37.7 million at December 31, 2005, as a result of net income of $334,000 for the three months ended March 31, 2006 partially offset by cash dividends paid of $185,000 and an increase in unrealized losses on securities, net of tax effect, of $50,000.

Subsequent to March 31, 2006 the Board of Directors declared a $0.13 per share cash dividend payable May 18, 2006 to stockholders of record, excluding First Federal Financial Services, MHC, as of May 4, 2006.

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

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The Association's actual and required capital amounts and ratios at March 31, 2006 were as follows:


                                                                               Minimum Required
                                                                  ----------------------------------------------
                                                                      for Capital             to be "Well
                                                 Actual                 Adequacy               Capitalized"
                                         ---------------------    ---------------------    ---------------------
                                           Amount      Ratio       Amount       Ratio       Amount      Ratio
                                         ---------   ---------    ---------   ---------    ---------   ---------
                                                                 (Dollars in Thousands)
Stockholders' equity                     $  29,953
Unrealized loss on securities AFS, net         159
                                         ---------
Tangible capital                         $  30,112       22.2%    $   2,033        1.5%         N/A
General valuation allowance                    429
                                         ---------

Total capital to risk-weighted assets    $  30,541       42.3%    $   5,782        8.0%    $   7,227        10.0%
                                         =========

Tier 1 capital to risk-weighted assets   $  30,112       41.7%    $     N/A                $   4,336         6.0%

Tier 1 capital to total assets           $  30,112       22.2%    $   5,421        4.0%    $   6,777         5.0%


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

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Asset Quality
-------------

The following table sets forth information with respect to the Company's nonperforming loans at the dates indicated.

                                                          March 31,    December 31,
                                                            2006           2005
                                                        ------------   ------------
Loans 90 days or more past due and still accruing       $         --   $     11,035
Non-accruals                                                 441,207          4,453
                                                        ------------   ------------
  Total nonperforming loans                             $    441,207   $     15,488
                                                        ============   ============

Allowance for losses on nonperforming loans             $      6,947   $      4,453
                                                        ============   ============

Nonperforming loans with no allowance for loan losses   $    434,260   $     11,035
                                                        ============   ============

At March 31, 2006, the Company had no loans which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured.

Under the Company's internal review policy, loans classified as substandard increased to $438,766 at March 31, 2006 from $4,453 at December 31, 2005.

Following is a summary of activity in the allowance for loan losses:

Balance at December 31, 2005          $428,419
   Charge-offs                              --
   Recoveries                               --
   Provision charged to expense             --
                                      --------
Balance at March 31, 2006             $428,419
                                      ========

Results of Operations
---------------------

Net income decreased to $334,000 for the three months ended March 31, 2006 from $540,000 for the three months ended March 31, 2005. The decrease in net income resulted from lower net interest income, higher noninterest expense offset partially by lower income taxes.

Net interest income decreased to $1.04 million for the three months ended March 31, 2006 from $1.26 million for the three months ended March 31, 2005. The decrease was due, primarily, to a reduction in our interest rate spread to 2.10% for the three months ended March 31, 2006 from 3.02% form the three months ended March 31, 2005. The decline in the interest rate spread was attributable to higher rates paid on customer deposits and, to a lesser extent, the effect of lower rates earned on securities and loans.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The ratio of interest-earning assets to interest-bearing liabilities rose to 135.55% for the three months ended March 31, 2006 from 134.97% for the same period in 2005. The interest rate spread was 2.10% for the three months ended March 31, 2006 and 3.02% for the three months ended March 31, 2005. The average rate on interest-earning assets decreased by 15 basis points, while the average rate on interest-bearing liabilities increased by 77 basis points. The decline in the interest rate spread was attributable to higher rates paid on customer deposits, and to a lesser extent, the effect of lower rates earned on securities and loans.

Interest income on loans increased slightly to $1.69 million for the three months ended March 31, 2006 from $1.65 million for the three months ended March 31, 2005. Interest income on loans increased as a result of a higher average balance, which offset a slightly lower average yield. The average yield on loans decreased to 5.84% for the three months ended March 31, 2006 from 5.87% for the three months ended March 31, 2005. Interest income on securities decreased to $185,000 for the three months ended March 31, 2006 from $265,000 for the comparable period in 2005. Interest income on securities dropped due primarily to a lower yield earned on FHLBC stock. The dividend yield on FHLBC stock has dropped from 5.50% at March 31, 2005 to 3.00% at March 31, 2006. Overall, the average yield on securities decreased to 3.67% for the three months ended March 31, 2006 from 4.81% for the three months ended March 31, 2005. The average balance of securities was $20.2 million and $22.1 million for the three months ended March 31, 2006 and 2005, respectively. Components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets.

Interest expense on deposits increased to $873,000 for the three months ended March 31, 2006 from $652,000 for the comparable period in 2005 due to a higher average rate on deposits and a higher average balance. The higher cost of funds resulted from higher market interest rates paid on certificates.

There was no provision for loan losses for the three months ended March 31, 2006 and 2005. Provision for loan losses is based upon management's consideration of current economic conditions, the Company's loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company's provision for loan losses. The Company is subject to periodic examination by the Office of Thrift Supervision (OTS), which may require the Company to record increases in the allowances based on their evaluation of available information. There can be no assurance that the OTS will not require further increases to the allowances.

Other noninterest income declined for the March 2006 quarter due to lower rental income.

Noninterest expense increased to $504,000 for the three months ended March 31, 2006 from $412,000 for the three months ended March 31, 2005. Compensation and employee benefits, the largest component of noninterest expense, increased to $230,000 for the three months ended March 31, 2006 from $222,000 for the comparable period in 2005. Compensation and employee benefits increased as a result of higher salary levels. Advertising increased to $77,000 for the three months ended March 31, 2006 from $7,000 for the three months ended March 31, 2005. Advertising increased due to marketing expenses associated with the proposed acquisition of Clover Leaf. Director fees increased to $44,000 for the quarter ended March 31, 2006 from $32,000 for the comparable period in 2005 as a result of an additional board of directors meeting held due to the acquisition of Clover Leaf.

Professional services increased to $51,000 for the three months ended March 31, 2006 from $43,000 for the comparable period in 2005. Professional services increased as a result of consulting fees associated with the Company's status as a public company. Other noninterest expense decreased to $55,000 for the three months ended March 31, 2006 from $62,000 for the comparable period in 2005 due primarily to higher miscellaneous corporate expenses incurred in 2005.

                     FIRST FEDERAL FINANCIAL SERVICES, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Income taxes decreased to $205,000 for the three months ended March 31, 2006 from $315,000 for the comparable period in 2005 due to lower earnings before income taxes. The effective tax rate was 38.0% for the three months ended March 31, 2006 versus 36.8% for the comparable period in 2005.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

   (a) On April 20, 2006 the Company held its Annual Meeting of Stockholders.

   (b) At the meeting, Larry W. Mosby, Joseph Stevens, and Robert Richards were elected, each to serve a three-year term.

   (c) Stockholders voted on the following matters:

         (i) The election of the following directors of the Company:

         DIRECTOR:                  FOR          WITHHELD
         --------                   ---          --------

         Larry W. Mosby          3,531,019        12,900

         Joseph Stevens          3,531,019        12,900

         Robert Richards         3,531,019        12,900

   (ii) The ratification of the appointment of McGladrey & Pullen, LLP as independent auditor for the Company for the year ended December 31, 2006:

                      VOTES            FOR        AGAINST     ABSTAIN
                      -----            ---        -------     -------

                    3,543,919       3,538,719       200        5,000

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

                           FIRST FEDERAL FINANCIAL SERVICES, INC.
                           --------------------------------------
                                 (Small Business Issuer)

DATE: May 15, 2006         BY:      /s/ Larry W. Mosby
      ------------                  -------------------------------------
                                    Larry W. Mosby, President and Chief
                                    Executive Officer

DATE: May 15, 2006         BY:      /s/ Donald Engelke
      ------------                  -------------------------------------
                                    Donald Engelke, Senior Vice President
                                    and Chief Financial Officer