Form 10QSB
period 2006-06-30
First Clover Leaf Financial Corp.
filed 2006-08-14
CIK 1283582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________ to _______________

                        Commission file number 000-50820

                        FIRST CLOVER LEAF FINANCIAL CORP.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

           Maryland                                     20-4797391
-------------------------------                         ----------
(State or other jurisdiction of           (I.R.S.  Employer  Identification No.)
incorporation or organization)

300 St. Louis Street, Edwardsville, IL                     62025
---------------------------------------                 -----------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code (618) 656-6200
                                                   --------------

First Federal Financial Services, Inc.    Not applicable
--------------------------------------   ----------------
(Former name)                            (Former address and former fiscal year,
                                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [_].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]. No [X].

Transitional Small Business Disclosure Format (Check one): Yes [_]. No [X].

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

               Class                                Outstanding August 7, 2006
               -----                                --------------------------
Common Stock, par value $.10 per share                       9,074,118

                        FIRST CLOVER LEAF FINANCIAL CORP.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2006

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


                               FIRST CLOVER LEAF FINANCIAL CORP.

                                  Consolidated Balance Sheets
                                          (Unaudited)

                                                                    June 30,       December 31,
      Assets                                                          2006             2005
                                                                 -------------    -------------
Cash and due from banks                                          $  12,756,083    $   1,027,901
Federal funds sold                                                  28,200,000        2,400,000
                                                                 -------------    -------------
   Total cash and cash equivalents                                  40,956,083        3,427,901
Interest-bearing time deposits                                         250,000          250,000
Securities available for sale                                       13,820,169       12,944,395
Securities held to maturity, at amortized cost (fair value
   of $298,564 and $337,659, respectively)                             317,505          353,209
Federal Home Loan Bank stock                                         4,102,479        6,213,940
Loans, net of allowance for loan losses
   of $428,419                                                     119,162,708      115,645,079
Property and equipment                                                 856,811          860,086
Accrued interest receivable                                            505,461          439,632
Other assets                                                         1,044,802           24,104
                                                                 -------------    -------------
      Total assets                                               $ 181,016,018    $ 140,158,346
                                                                 =============    =============

      Liabilities and Stockholders' Equity
Deposits:
    Savings                                                      $  63,108,003    $  23,845,491
    Time, $100,000 and over                                         13,549,352       13,072,182
    Time, less than $100,000                                        66,234,321       65,194,451
                                                                 -------------    -------------
      Total deposits                                               142,891,676      102,112,124
Accrued interest payable                                                 5,516            4,755
Other liabilities                                                      236,200          333,885
                                                                 -------------    -------------
      Total liabilities                                            143,133,392      102,450,764
                                                                 -------------    -------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.10 par value;  1,000,000 shares
      authorized; no shares issued                                          --               --
   Common stock, $.10 par value; 10,000,000 shares authorized;
      3,920,060 shares issued and outstanding                          392,006          392,006
Additional paid-in capital                                          16,555,039       16,538,534
Retained earnings - substantially restricted                        21,980,749       21,759,719
Accumulated other comprehensive loss, net                             (271,166)        (187,842)
Unearned employee stock ownership plan shares                         (774,002)        (794,835)
                                                                 -------------    -------------
      Total stockholders' equity                                    37,882,626       37,707,582
                                                                 -------------    -------------
      Total liabilities and stockholders' equity                 $ 181,016,018    $ 140,158,346
                                                                 =============    =============

See accompanying notes to consolidated financial statements.


                                 FIRST CLOVER LEAF FINANCIAL CORP.

                                 Consolidated Statements of Income
                                            (Unaudited)

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                  -----------------------   -----------------------
                                                     2006         2005         2006         2005
                                                  ----------   ----------   ----------   ----------
Interest income:
Interest and fees on loans                        $1,752,582   $1,672,124   $3,445,986   $3,323,066
Securities:
   Taxable interest income                           164,313      154,513      303,023      313,255
   Dividends                                          47,498      102,966       94,272      209,688
Interest-bearing deposits                             54,089       14,746       89,786       27,766
                                                  ----------   ----------   ----------   ----------
      Total interest income                        2,018,482    1,944,349    3,933,067    3,873,775
                                                  ----------   ----------   ----------   ----------
Interest expense:
   Deposits                                          988,291      693,716    1,860,859    1,345,846
   Advances from Federal Home Loan Bank                   --           --           --       13,939
                                                  ----------   ----------   ----------   ----------
      Total interest expense                         988,291      693,716    1,860,859    1,359,785
                                                  ----------   ----------   ----------   ----------
      Net interest income                          1,030,191    1,250,633    2,072,208    2,513,990
Provision for loan losses                                 --           --           --           --
                                                  ----------   ----------   ----------   ----------
      Net interest income after
          provision for loan losses                1,030,191    1,250,633    2,072,208    2,513,990
                                                  ----------   ----------   ----------   ----------
Noninterest income - other                             1,848        4,476        2,940        8,067
                                                  ----------   ----------   ----------   ----------
Noninterest expense:
   Compensation and employee benefits                231,526      216,834      461,189      438,988
   Occupancy expense                                  28,499       27,120       57,133       53,775
   Data processing services                           82,799       16,204      101,254       34,597
   Advertising                                        56,065       11,094      132,634       17,891
   Director fees                                      54,300       52,500       98,750       84,150
   Professional services                              34,469       64,050       85,555      101,378
   Other                                              74,667       59,118      130,049      127,929
                                                  ----------   ----------   ----------   ----------
      Total noninterest expense                      562,325      446,920    1,066,564      858,708
                                                  ----------   ----------   ----------   ----------
      Income before income taxes                     469,714      808,189    1,008,584    1,663,349
Income taxes                                         178,000      317,700      383,000      632,700
                                                  ----------   ----------   ----------   ----------
      Net income                                  $  291,714   $  490,489   $  625,584   $1,030,649
                                                  ==========   ==========   ==========   ==========

Basic and diluted income per share (see Note 3)   $     0.08   $     0.13   $     0.16   $     0.27
                                                  ==========   ==========   ==========   ==========
Dividends per share                               $     0.13   $     0.09   $     0.24   $     0.16
                                                  ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.



                                   FIRST CLOVER LEAF FINANCIAL CORP.

                            Consolidated Statements of Comprehensive Income
                                              (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                                         June 30,                     June 30,
                                                --------------------------   --------------------------
                                                    2006           2005          2006           2005
                                                -----------    -----------   -----------    -----------

Net income                                      $   291,714        490,489   $   625,584    $ 1,030,649
Other comprehensive income:
   Unrealized gains (losses) on securities
        arising during the period, net of tax       (33,230)        77,212       (83,324)       (43,993)
                                                -----------    -----------   -----------    -----------
Comprehensive income                            $   258,484    $   567,701   $   542,260    $   986,656
                                                ===========    ===========   ===========    ===========

See accompanying notes to consolidated financial statements.



                                 FIRST CLOVER LEAF FINANCIAL CORP.

                               Consolidated Statements of Cash Flows
                                            (Unaudited)

                                                                             Six Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                          2006           2005
                                                                       -----------    -----------
Cash flows from operating activities:
   Net income                                                          $   625,584    $ 1,030,649
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Amortization of:
         Deferred loan origination (fees) costs, net                          (695)       (11,699)
         Premiums and discounts on securities                                6,117          3,227
      Provision for loan losses                                                 --             --
      Depreciation and amortization                                         27,834         24,481
      FHLB stock dividends                                                      --       (209,600)
      ESOP expense                                                          37,338         31,070
      Change in assets and liabilities:
        Decrease (increase) in accrued interest receivable                 (65,829)       (29,840)
        Decrease (increase) in other assets                               (965,266)       (50,285)
        Increase (decrease) in accrued interest payable                        761         (3,318)
        Increase (decrease) in other liabilities                           (97,685)        59,655
                                                                       -----------    -----------
           Net cash flows from operating activities                       (431,841)       844,340
                                                                       -----------    -----------
Cash flows from investing activities: Available for sale securities:
      Purchases                                                         (1,769,463)            --
      Proceeds from call and maturities                                    750,000        500,000
  Held to maturity securities - proceeds from paydowns                      34,520         58,556
  Redemption of Federal Home Loan Bank Stock                             2,111,461      1,900,000
  Loan originations, net of principal collected                         (3,516,934)    (1,961,570)
  Purchase of property and equipment                                       (24,559)        (9,878)
                                                                       -----------    -----------
           Net cash flows from investing activities                    $(2,414,975)   $   487,108
                                                                       -----------    -----------
                                                                                      (Continued)


                         FIRST CLOVER LEAF FINANCIAL CORP.

                       Consolidated Statements of Cash Flows
                                    (Unaudited)

(Continued)
                                                             Six Months Ended
                                                                 June 30,
                                                       ----------------------------
                                                           2006            2005
                                                       ------------    ------------
Cash flows from financing activities:
   Net increase (decrease) in savings accounts         $ 39,262,512    $ (2,651,639)
   Net increase (decrease) in time accounts               1,517,040       5,143,722
   Repayment of advances from FHLB                               --      (2,900,000)
   Cash dividends                                          (404,554)       (268,820)
                                                       ------------    ------------
         Net cash flows from financing activities        40,374,998        (676,737)
                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents     37,528,182         654,711
Cash and cash equivalents at beginning of period          3,427,901       1,636,987
                                                       ------------    ------------
Cash and cash equivalents at end of period             $ 40,956,083    $  2,291,698
                                                       ============    ============


Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                          $  1,860,098    $  1,363,103
     Income taxes, net of refunds                      $    467,000    $    598,411

See accompanying notes to consolidated financial statements.


                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements


(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2005 contained in the 2005 Annual Report to Shareholders that is filed as an exhibit to the Company's Annual Report on Form 10-KSB.

      On January 2, 2001, First Federal Savings & Loan Association of Edwardsville (Association) reorganized into the two-tier mutual holding company structure. As part of the reorganization, the Association became a capital stock savings and loan association and a wholly-owned subsidiary of First Federal Financial Services, Inc. (Company), which became the wholly-owned subsidiary of First Federal Financial Services, MHC (MHC). On November 20, 2003, the Board of Directors adopted a plan to complete an initial public offering of the common stock of the Company. In connection with the offering, the Company offered its common stock to the depositors of the Association as of specified dates and to an employee stock ownership plan. The initial public offering was consummated on June 28, 2004 through the sale and issuance by the Company of 1,764,027 shares of common stock at $10 per share. In addition, the Company issued 2,156,033 shares to the MHC resulting in the MHC retaining a 55% ownership percentage in the Company. Net proceeds from the sale of common stock were $16,011,975 after deduction of conversion costs of $746,285, and unearned compensation related to shares issued to the ESOP.

      On February 3, 2006, the Company announced that the Board of Directors of the MHC adopted a Plan of Conversion and Reorganization to convert the MHC to a capital stock corporation and conduct a simultaneous stock offering (Conversion). In addition, on February 3, 2006, the Company entered into a definitive merger agreement to acquire Clover Leaf Financial Corp., the holding company of Clover Leaf Bank ("Bank"), an Illinois state bank headquartered in Edwardsville, Illinois (collectively Clover Leaf), pursuant to which, upon completion of the Conversion, First Clover Leaf Financial Corp., a new Maryland corporation (First Clover Leaf) would acquire all of the common stock of Clover Leaf (Acquisition).

      The accompanying unaudited consolidated financial statements include the accounts of First Federal Financial Services, Inc. and its wholly-owned subsidiary First Federal Savings and Loan Association of Edwardsville. See information which follows related to the Conversion and Acquisition completed subsequent to June 30, 2006.

      The Conversion and Acquisition were consummated on July 10, 2006 through the sale and issuance by First Clover Leaf of 4,174,125 shares of common stock at $10 per share. Net proceeds from the sale of common stock were $40.0 million after deduction of conversion costs of $1.7 million. In addition, each outstanding share of the Company was converted into the right to receive 1.936 shares of First Clover Leaf's common stock, or 3,415,193 total shares. Shareholders of Clover Leaf Financial Corp. received total merger consideration of $21.2 million, consisting of 1,484,800 shares of First Clover Leaf common stock and approximately $6.4 million of cash, or $41.56 of merger consideration per share of Clover Leaf Financial Corp. As a result of the Conversion and Acquisition, First Clover Leaf has 9,074,118 shares issued and outstanding. Clover Leaf Bank merged its operations into First Federal Savings and Loan Association of Edwardsville and the combined entity was renamed First Clover Leaf Bank
      (Bank).

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements


      The reorganization was accounted for as a change in corporate form with no resulting change in historical basis of the Company's assets, liabilities and equity. First Clover Leaf's common stock is traded on the Nasdaq Capital Market under the symbol "FCLF."

      Voting rights will be held and exercised exclusively by the stockholders of First Clover Leaf. Deposit account holders will continue to be insured by the FDIC. A liquidation account was established in an amount equal to the percentage of outstanding shares of the common stock of the Company owned by the MHC multiplied by the Company's stockholders equity as of the latest balance sheet date in the final prospectus used in the Conversion, or $20.7 million. Each eligible account holder or supplemental account holder will be entitled to a proportionate share of this account in the event of a complete liquidation of the Association, and only in such event. This share will be reduced if the eligible account holder's or supplemental account holder's deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after the Conversion in the related deposit balance.

      The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any purchase of First Clover Leaf common stock will be conducted in accordance with applicable laws and regulations.

(2) Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2006, are summarized as follows:

                                     Less than 12 Months          12 Months or More               Total
                                    Fair        Unrealized      Fair        Unrealized      Fair        Unrealized
                                    Value          loss         Value         loss          Value         loss
                                 -----------   -----------   -----------   -----------   -----------   -----------
Securities available for sale:
  U.S. government agency
      obligations                $ 3,203,523   $    64,595   $ 5,733,108   $   166,892   $ 8,936,631   $   231,487
  Corporate                          474,250        18,184     3,409,288       196,107     3,883,538       214,291
                                 -----------   -----------   -----------   -----------   -----------   -----------
                                 $ 3,677,773   $    82,779   $ 9,142,396   $   362,999   $12,820,169   $   445,778
                                 ===========   ===========   ===========   ===========   ===========   ===========

Securities held to maturity:
  Mortgage-backed securities     $        --   $        --   $   278,413   $    18,941   $   278,413   $    18,941
                                 ===========   ===========   ===========   ===========   ===========   ===========

      For all of the above investment securities, the unrealized losses are primarily due to changes in interest rates and, as such, are considered to be temporary by the Company.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements


(3) Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding. ESOP shares which are committed to be released are considered outstanding for basic and diluted income per share.

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                      --------------------------    --------------------------
                                                         2006            2005           2006          2005
                                                      -----------    -----------    -----------    -----------
Net income available to common stockholders           $   291,714    $   490,489    $   625,584    $ 1,030,649
                                                      ===========    ===========    ===========    ===========

Basic potential common shares:
   Weighted average shares outstanding                  3,920,060      3,920,060      3,920,060      3,920,060
   Weighted average unallocated Employee Stock
      Ownership Plan shares                               (77,499)       (82,241)       (78,020)       (82,794)
                                                      -----------    -----------    -----------    -----------
          Basic weighted average shares outstanding     3,842,561      3,837,819      3,842,040      3,837,266

Dilutive potential common shares                               --             --             --             --
                                                      -----------    -----------    -----------    -----------

Dilutive weighted average shares outstanding            3,842,561      3,837,819      3,842,040      3,837,266
                                                      ===========    ===========    ===========    ===========

Basic and diluted income per share                    $      0.08    $      0.13    $      0.16    $      0.27
                                                      ===========    ===========    ===========    ===========

(4) Subsequent to June 30, 2006 the Board of Directors of First Clover Leaf declared a $.06 per share cash dividend payable August 25, 2006 to stockholders of record on August 18, 2006. First Clover Leaf expects that, subject to regulatory capital requirements of the Bank, financial condition and results of operations for First Clover Leaf and the Bank, quarterly dividends will continue to be paid in the future. No assurances can be given that dividends will be paid in the future.

(5) In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 155 to have a material impact on the Company's financial position or results of operation.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements


      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS No. 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. Statement No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 156 to have a material impact on the Company's financial position or results of operation.

      In June 2006, the FASB issued FASB  Interpretation  No. 48 "Accounting for
      Uncertainty in Income Taxes - an interpretation of FASB No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

                        FIRST CLOVER LEAF FINANCIAL CORP.

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

Quantitative Disclosures of Market Risk
---------------------------------------

The Company does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Company is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk. The Company is subject to interest rate risk. The Office of Thrift Supervision, the Bank's primary regulator ("OTS") provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value ("NPV") of the institution based upon the effect of an assumed 100 basis point increase or decrease in interest rates. NPV is the present value of the expected net cash flows from the institution's financial instruments (assets, liabilities and off-balance sheet contracts). Loans, deposits, advances and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, advances from the Federal Home Loan Bank (FHLB) and net income. The Bank has an agreement with the FHLB of Chicago (FHLBC) to obtain cash advances, should the Bank need additional funds for loan originations or other purposes. Commitments to originate mortgage loans are legally binding agreements to lend to the Company's customers and, generally expire in 90 days or less. At June 30, 2006, commitments to originate adjustable and fixed-rate loans for portfolio were approximately $632,000 and $1,504,000, respectively. Commitments on behalf of borrowers for unused lines of credit for construction adjustable and fixed-rate loans were approximately $994,000 and $357,000, respectively. Interest rates on these fixed-rate commitments generally ranged from 6.00% to 7.25%.

Financial Condition
-------------------

Total assets increased to $181.0 million at June 30, 2006 from $140.2 million at December 31, 2005. Substantially all of the increase is related to cash received, through June 30, 2006, for subscription orders related to the offering of First Clover Leaf common stock of $40.2 million which was invested in federal funds sold and FHLB demand account. Federal funds sold increased to $28.2 million at June 30, 2006 from $2.4 million at December 31, 2005. Cash and due from banks rose to $12.8 million at June 30, 2006 from $1.0 million at December 31, 2005. Securities available for sale increased to $13.8 million at June 30, 2006 from $12.9 million at December 31, 2005. Purchases of $1.8 million were partially offset by maturities of $800,000.

At June 30, 2006, FHLBC stock amounted to $4.1 million. During the second quarter of 2006, the Board of Directors of FHLBC decided to limit redemptions of excess or voluntary stock, which is stock held in excess of the amount required as a condition of membership or for borrowings from the FHLBC, to the amount of proceeds from the FHLBC's recent subordinated debt issue. Dividends will continue to require approval by the Federal Housing Finance Board (FHFB). As a result, the Bank redeemed its pro-rata share of excess stock of $2.1 million during June 2006.

Loans, net amounted to $119.2 million at June 30, 2006. Accrued interest receivable increased to $505,000 at June 30, 2006 from $440,000 at December 31, 2005 due to a higher securities and loan portfolio balance and timing of interest on loans. Other assets increased to $1.0 million at June 30, 2006 from $24,000 at December 31, 2005 due primarily to costs incurred with the plan of conversion and reorganization from a mutual holding company formation to a capital stock corporation and acquisition of Clover Leaf. At June 30, 2006 conversion costs of $904,000 are included in other assets and will reduce additional paid-in capital upon recording of net proceeds from sale of common stock.

Deposits increased to $142.9 million at June 30, 2006 from $102.1 million at December 31, 2005 as a result of savings deposits of $40.2 million received in connection with the subscription offering. Other liabilities decreased to $236,000 at June 30, 2006 from $334,000 at December 31, 2005 as a result of the timing of payment of Federal income taxes and certain accrued expenses. Stockholders' equity increased to $37.9 million at June 30, 2006 from $37.7 million at December 31, 2005, as a result of net income of $626,000 for the six months ended June 30, 2006 partially offset by cash dividends paid of $405,000 and an increase in unrealized losses on securities, net of tax effect of $83,000.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The Bank is required to maintain certain minimum capital requirements under OTS regulations. Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank's financial statements. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank`s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to judgments by the regulators about components, risk-weightings and other factors.

The Bank's actual and required capital amounts and ratios at June 30, 2006 were as follows:


                                                                              Minim Required
                                                                ------------------------------------------
                                                                    for Capital           to be "Well
                                                Actual                Adequacy            Capitalized"
                                          -------   --------    -------------------    -------------------
                                           Amount     Ratio      Amount      Ratio      Amount     Ratio
                                          -------   --------    --------   --------    --------   --------
                                                                (Dollars in Thousands)
Stockholders' equity                      $30,245
Unrealized gain on securities AFS, net        183
                                          -------
Tangible capital                          $30,428       17.5%   $  2,616        1.5%        N/A          --
General valuation allowance                   429
                                          -------

Total capital to risk-weighted assets     $30,857       37.9%   $  6,508        8.0%   $  8,135       10.0%
                                          =======

Tier 1 capital to risk-weighted assets    $30,428       37.4%   $    N/A         --    $  4,881        6.0%

Tier 1 capital to total assets            $30,428       17.5%   $  6,976        4.0%   $  8,721        5.0%


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

The analysis has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Management also analyzes historical loss experience, delinquency trends, general economic conditions, geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance for loan losses. Actual loan losses may be significantly more than the allowances established which could have a material negative effect on

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


the Company's financial results.

Asset Quality
-------------

The following table sets forth information with respect to the Company's nonperforming loans at the dates indicated.

                                                           June 30,      December 31,
                                                             2006            2005
                                                        -------------   -------------
Loans 90 days or more past due and still accruing       $          --   $      11,035
Nonaccrual loans                                              432,813           4,453
                                                        -------------   -------------
  Total nonperforming loans                             $     432,813   $      15,488
                                                        =============   =============

Allowance for losses on nonperforming loans             $       1,912   $       4,453
                                                        =============   =============

Nonperforming loans with no allowance for loan losses   $     430,901   $      11,035
                                                        =============   =============

At June 30, 2006, the Company had no loans which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured.

Under the Company's internal review policy, loans classified as substandard increased to $483,151 at June 30, 2006 from $4,453 at December 31, 2005.

Following is a summary of activity in the allowance for loan losses:

Balance at December 31, 2005                              $428,419
   Charge-offs                                                  --
   Recoveries                                                   --
   Provision charged to expense                                 --
                                                          --------
Balance at June 30, 2006                                  $428,419
                                                          ========

Results of Operations
---------------------

Net income decreased to $292,000 for the three months ended June 30, 2006 from $490,000 for the three months ended June 30, 2005. Net income decreased to $626,000 for the six months ended June 30, 2006 from $1.0 million for the six months ended June 30, 2005. The decrease in net income resulted from lower net interest income and higher noninterest expense.

Net interest income decreased to $1.0 million for the three months ended June 30, 2006 from $1.3 million for the three months ended June 30, 2005. Net interest income decreased to $2.1 million for the six months ended June 30, 2006 from $2.5 million for the six months ended June 30, 2005. The decrease was due to a lower interest rate spread.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The ratio of interest-earning assets to interest-bearing liabilities dropped slightly to 134.6% for the six months ended June 30, 2006 from 135.7% for the same period in 2005. The interest rate spread decreased to 2.02% for the six months ended June 30, 2006 versus 2.97% for the six months ended June 30, 2005. The average rate on interest-earning assets decreased by 11 basis points, while the average rate on interest-bearing liabilities increased by 84 basis points. The decline in the interest rate spread was attributable to higher rates paid on customer deposits and the effect of lower rates earned on FHLBC stock.

Interest income on loans increased to $1.8 million for the three months ended June 30, 2006 from $1.7 million for the three months ended June 30, 2005. Interest income on loans increased to $3.4 million for the six months ended June 30, 2006 from $3.3 million for the six months ended June 30, 2005. Interest income on loans increased primarily as a result of a higher average balance. The average balance of loans was $116.9 million and $113.1 million for the six months ended June 30, 2006 and 2005, respectively. The average yield on loans increased slightly to 5.89% for the six months ended June 30, 2006 from 5.88% for the six months ended June 30, 2005. Interest income on securities decreased to $212,000 for the three months ended June 30, 2006 from $257,000 for the comparable period in 2005. Interest income on securities decreased to $397,000 for the six months ended June 30, 2006 from $523,000 for the comparable period in 2005. Interest income on securities decreased due primarily to a lower yield earned on FHLBC stock and, to a lesser extent, lower average balance. The dividend yield on FHLBC stock has decreased from 5.00% at June 30, 2005 to 3.10% at June 30, 2006. Overall, the average yield on securities decreased to 3.97% for the six months ended June 30, 2006 from 4.90% for the six months ended June 30, 2005. The average balance of securities was $20.0 million and $21.3 million for the six months ended June 30, 2006 and 2005, respectively. Interest on interest-bearing deposits increased due to a higher average balance and yield. The higher average balance of interest-bearing deposits results primarily from cash received from the subscription offering. The higher yield on interest-bearing deposits is due to a rising interest rate environment. Components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets.

Interest  expense on deposits  increased  to $988,000 for the three months ended
June 30, 2006 from $694,000 for the three months ended June 30, 2005, and increased to $1.9 million for the six months ended June 30, 2006 from $1.3 million for the six months ended June 30, 2005. Interest expense increased due to higher market interest rates paid on certificates and higher average balance, primarily as a result of deposits from the subscription offering. The average rate on deposits increased to 3.55% for the six months ended June 30, 2006 from 2.72% for the six months ended June 30, 2005. The average balance of deposits was $105.0 million and $98.9 million for the six months ended June 30, 2006 and 2005, respectively.

There was no provision for loan losses for the three and six months ended June 30, 2006 and 2005. Provision for loan losses is based upon management's consideration of current economic conditions, the Company's loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company's provision for loan losses. The Company is subject to periodic examination by the OTS, which may require the Company to record increases in the allowances based on its evaluation of available information. There can be no assurance that the OTS will not require further increases to the allowances.

Other noninterest income declined for the three and six months ended June 30, 2006 due to lower rental income.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Noninterest expense increased to $562,000 for the three months ended June 30, 2006 from $447,000 for the three months ended June 30, 2005, and increased to $1.1 million for the six months ended June 30, 2006 from $859,000 for the six months ended June 30, 2005. Compensation and employee benefits, the largest component of noninterest expense, increased by $15,000 to $232,000 for the three months ended June 30, 2006 from $217,000 for the comparable period in 2005. Compensation and employee benefits increased by $22,000 to $461,000 for the six months ended June 30, 2006 from $439,000 for the comparable period in 2005. Compensation and employee benefits increased as a result of higher salary levels and higher expenses related to the Employee Stock Ownership Plan. Pursuant to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the Company recognizes compensation expense equal to the fair market value of shares committed to be released during the period. ESOP expense for the three and six months ended June 30, 2006 was $22,000 and $37,000, respectively. ESOP expense for the three and six months ended June 30, 2005 was $15,000 and $31,000, respectively.

Data processing services increased to $83,000 for the three months ended June 30, 2006 from $16,000 for the three months ended June 30, 2005, and increased to $101,000 for the six months ended June 30, 2006 from $35,000 for the six months ended June 30, 2005. Data processing services rose as a result of contract termination costs with the Bank's service bureau.

Advertising increased to $56,000 for the three months ended June 30, 2006 from $11,000 for the three months ended June 30, 2005. Advertising increased to $133,000 for the six months ended June 30, 2006 from $18,000 for the six months ended June 30, 2005. Advertising increased due to marketing expenses associated with the merger with Clover Leaf.

Director fees increased to $99,000 for the six months ended June 30, 2006 from $84,000 for the comparable period in 2005 as a result of an additional board of directors meeting held due to the acquisition of Clover Leaf.
Professional services decreased to $34,000 for the three months ended June 30, 2006 from $64,000 for the comparable period in 2005. Professional services decreased to $86,000 for the six months ended June 30, 2006 from $101,000 for the comparable period in 2005. Professional services decreased as a result of lower legal expenses.

Other noninterest expense for the three months ended June 30, 2006 increased to $75,000 from $59,000 for the three months ended June 30, 2005 due primarily to higher discretionary charitable contributions and other miscellaneous corporate expenses.

Income taxes decreased to $178,000 for the three months ended June 30, 2006 from $318,000 for the comparable period in 2005. Income taxes decreased to $383,000 for the six months ended June 30, 2006 from $633,000 for the comparable period in 2005. The primary reason for the decrease in income taxes was lower earnings before income taxes. The effective tax rate was 37.9% for the three months ended June 30, 2006 versus 39.3% for the comparable period in 2005. The effective tax rate was 38.0% for both the six months ended June 30, 2006 and comparable period in 2005.

                        FIRST CLOVER LEAF FINANCIAL CORP.

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

                        FIRST CLOVER LEAF FINANCIAL CORP.

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

I     (a)   On  April 20, 2006 the Company held its Annual Meeting of
            Stockholders.

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

II    (a)   On  June  27, 2006, First Federal Financial  Services,  Inc.  held a special meeting of stockholders.

      (b)   Not applicable.

      (c) At the meeting, stockholders were asked to consider and vote on a proposal to adopt that certain Plan of Conversion and Reorganization of First Federal Financial Services MHC dated January 31, 2006, as amended ("Proposal 1"), and to consider and vote on a proposal to adopt that certain Agreement and Plan of Reorganization by and between First Federal Financial Services, MHC, First Federal Financial Services, Inc., First Clover Leaf Financial Corp., First Federal Savings and Loan Association of Edwardsville and Clover Leaf Financial Corp. and Clover Leaf Bank, dated as of February 3, 2006 ("Proposal 2").

                        FIRST CLOVER LEAF FINANCIAL CORP.


            The votes cast were as follows:

                                     For            Against      Abstain
                                  ---------          -------      -------

            Proposal 1            3,305,039         10,805       26,300

            Proposal 2            3,304,039         36,805       1,300

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

                        FIRST CLOVER LEAF FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST CLOVER LEAF FINANCIAL CORP.
                                           (Small Business Issuer)

DATE: August 9, 2006          BY:    Larry W. Mosby
      --------------                 --------------
                                       Larry W. Mosby, President and Chief
                                         Executive Officer

                              BY:    Donald Engelke
                                     --------------
                                       Donald Engelke, Senior Vice President and
                                         Chief Financial Officer