Form 10QSB
period 2006-09-30
First Clover Leaf Financial Corp.
filed 2006-11-14
CIK 1283582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
                               ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition  period from  ____________  to  ____________

Commission file number 000-50820


                        FIRST CLOVER LEAF FINANCIAL CORP.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

           Maryland                                      20-4797391
--------------------------------------                   -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6814 Goshen Road, Edwardsville, IL                          62025
--------------------------------------                   -----------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code (618) 656-6122
                                                   --------------

Not applicable                            300 St. Louis St., Edwardsville, IL
--------------------------------------    --------------------------------------
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

State by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]. No [X].

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

              Class                                Outstanding November 14, 2006
--------------------------------------             -----------------------------
Common Stock, par value $.10 per share                         9,074,031

                        FIRST CLOVER LEAF FINANCIAL CORP.



                                   FORM 10-QSB

                    FOR THE QUARTER ENDED September 30, 2006

                                      INDEX


                                                                        PAGE NO.


PART I - Financial Information

    Consolidated Balance Sheets                                             3

    Consolidated Statements of Income                                       4

    Consolidated Statements of Comprehensive Income                         5

    Consolidated Statements of Cash Flows                                   6

    Notes to Consolidated Financial Statements                              8

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       14

     Controls and Procedures                                               23

PART II - Other Information                                                24

Certifications                                                             27

                        FIRST CLOVER LEAF FINANCIAL CORP.

                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                          September 30,     December 31,
      Assets                                                                  2006              2005
                                                                          -------------    -------------
Cash and due from banks                                                   $  14,081,224    $   1,027,901
Federal funds sold                                                           29,178,529        2,400,000
                                                                          -------------    -------------
   Total cash and cash equivalents                                           43,259,753        3,427,901
Interest-bearing time deposits                                                  250,000          250,000
Securities available for sale                                                32,189,408       12,944,395
Securities held to maturity, at amortized cost (fair value of $337,659)              --          353,209
Federal Home Loan Bank stock                                                  6,807,215        6,213,940
Loans, net of allowance for loan losses
   of $1,407,465 and $428,419, respectively                                 237,471,272      115,645,079
Property and equipment                                                        6,867,863          860,086
Accrued interest receivable                                                   1,295,972          439,632
Goodwill                                                                      9,343,034               --
Core deposit intangible                                                       2,229,500               --
Mortgage servicing rights                                                       359,000               --
Other assets                                                                    674,626           24,104
                                                                          -------------    -------------
      Total assets                                                        $ 340,747,643    $ 140,158,346
                                                                          =============    =============
      Liabilities and Stockholders' Equity
Non-interest bearing deposits                                             $  14,001,591    $          --
Interest bearing deposits                                                   191,310,898       89,039,942
Interest bearing deposits, $100,000 and over                                 19,204,881       13,072,182
                                                                          -------------    -------------
      Total deposits                                                        224,517,370      102,112,124
Accrued interest payable                                                        594,609            4,755
Federal Home Loan Bank advances                                              10,292,420               --
Securities sold under agreement to repurchase                                 6,564,647               --
Subordinated debentures                                                       3,787,000               --
Other liabilities                                                             1,905,811          333,885
                                                                          -------------    -------------
      Total liabilities                                                     247,661,857      102,450,764
                                                                          -------------    -------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.10 par value; 10,000,000 shares
      authorized; no shares issued                                                   --               --
   Common stock, $.10 par value; 20,000,000 shares authorized;
      9,074,031 and 3,920,060 shares issued and outstanding                     907,403          392,006
Additional paid-in capital                                                   71,038,404       16,538,534
Retained earnings - substantially restricted                                 21,970,127       21,759,719
Accumulated other comprehensive loss, net                                       (71,266)        (187,842)
Unearned employee stock ownership plan shares                                  (758,882)        (794,835)
                                                                          -------------    -------------
      Total stockholders' equity                                             93,085,786       37,707,582
                                                                          -------------    -------------
      Total liabilities and stockholders' equity                          $ 340,747,643    $ 140,158,346
                                                                          =============    =============

See accompanying notes to consolidated financial statements.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                               --------------------------   --------------------------
                                                                   2006           2005          2006         2005
                                                               -----------    -----------   -----------    -----------
Interest and dividend income:
  Interest and fees on loans                                   $ 3,788,407    $ 1,680,555   $ 7,234,393    $ 5,003,621
   Interest on taxable securities                                  321,517        151,199       624,540        464,454
   Interest on non-taxable securities                               59,722             --        59,722             --
   FHLB dividends                                                   72,988         75,211       167,260        284,899
  Other Interest-bearing deposits                                  589,677         23,422       679,463         51,188
                                                               -----------    -----------   -----------    -----------
      Total interest income                                      4,832,311      1,930,387     8,765,378      5,804,162
                                                               -----------    -----------   -----------    -----------
Interest expense:
   Deposits                                                      2,039,267        781,361     3,900,126      2,127,207
   Federal Home Loan Bank advances                                 138,409             --       138,409         13,939
   Securities sold under agreement to repurchase                    53,327             --        53,327             --
  Subordinated debentures                                           72,151             --        72,151             --
                                                               -----------    -----------   -----------    -----------
      Total interest expense                                     2,303,154        781,361     4,164,013      2,141,146
                                                               -----------    -----------   -----------    -----------
      Net interest income                                        2,529,157      1,149,026     4,601,365      3,663,016
Provision for loan losses                                           66,667             --        66,667             --
                                                               -----------    -----------   -----------    -----------
      Net interest income after provision for loan losses        2,462,490      1,149,026     4,534,698      3,663,016
                                                               -----------    -----------   -----------    -----------
Noninterest income:
    Service fees on deposit accounts                                44,219             --        44,219             --
    Other service charges and fees                                  28,205             --        28,205             --
    Loan servicing fees                                             23,989             --        23,989             --
    Gain on sale of loans                                            5,691             --         5,691             --
    Amortization of mortgage servicing rights                      (26,000)            --       (26,000)            --
    Other                                                           (4,126)         2,315        (1,186)        10,382
                                                               -----------    -----------   -----------    -----------
       Total noninterest income                                     71,978          2,315        74,918         10,382
                                                               -----------    -----------   -----------    -----------
Noninterest expense:
   Compensation and employee benefits                              611,477        227,412     1,072,666        666,400
   Occupancy expense                                               182,609         30,330       239,742         84,105
   Data processing services                                        102,953         16,217       204,207         50,814
   Advertising                                                     142,975         13,558       275,609         31,449
   Director fees                                                   132,000         32,700       230,750        116,850
   Professional services                                            76,215         47,737       161,770        149,115
   Amortization of core deposit intangible                         161,500             --       161,500             --
   Other                                                           255,715         56,133       385,764        184,062
                                                               -----------    -----------   -----------    -----------
      Total noninterest expense                                  1,665,444        424,087     2,732,008      1,282,795
                                                               -----------    -----------   -----------    -----------
      Income before income taxes                                   869,024        727,254     1,877,608      2,390,603
Income taxes                                                       344,900        276,700       727,900        909,400
                                                               -----------    -----------   -----------    -----------
      Net income                                               $   524,124    $   450,554   $ 1,149,708    $ 1,481,203
                                                               ===========    ===========   ===========    ===========
Basic and diluted income per share (see Note 5)                $      0.06    $      0.06   $      0.15    $      0.20
                                                               ===========    ===========   ===========    ===========
Dividends per share                                            $      0.06    $      0.21   $      0.30    $      0.37
                                                               ===========    ===========   ===========    ===========

See accompanying notes to consolidated financial statements

                        FIRST CLOVER LEAF FINANCIAL CORP.

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                   Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                                -------------------------    -------------------------
                                                    2006          2005           2006          2005
                                                -----------   -----------    -----------   -----------
Net income                                      $   524,124   $   450,554    $ 1,149,708   $ 1,481,203
Other comprehensive income:
   Unrealized gains (losses) on securities
        arising during the period, net of tax       199,900       (79,999)       116,576      (123,992)
                                                -----------   -----------    -----------   -----------
Comprehensive income                            $   724,024   $   370,555    $ 1,266,284   $ 1,357,211
                                                ===========   ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                       FIRST CLOVER LEAF FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                       ----------------------------
                                                                           2006            2005
                                                                       ------------    ------------
Cash flows from operating activities:
   Net income                                                          $  1,149,708    $  1,481,203
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of:
         Deferred loan origination (fees) costs, net                        (63,240)        (17,851)
         Premiums and discounts on securities                               (50,511)          7,196
         Premiums and discounts on loans                                   (204,000)             --
         Core deposit intangible                                            161,500              --
         Mortgage servicing rights                                           26,000              --
         Premiums and discounts on deposits                                 (12,000)             --
         Premiums and discounts on FHLB advances                             34,500              --
         Premiums and discounts on subordinated debt                         10,000              --
      Provision for loan losses                                              66,667              --
      Depreciation expense                                                  111,632          36,722
      FHLB stock dividends                                                       --        (284,800)
      ESOP expense                                                           58,338          46,071
      Gain on sale of loans                                                  (5,691)             --
      Proceeds from sales of loans held for sale                            904,301              --
      Originations of loans held for sale                                  (898,610)             --
      Change in assets and liabilities:
        Increase in accrued interest receivable                            (223,019)        (23,224)
        Decrease (increase) in other assets                                 254,153        (137,760)
        Increase (decrease) in accrued interest payable                     176,898          (2,738)
        Increase (decrease) in other liabilities                           (552,594)         94,913
                                                                       ------------    ------------
           Net cash flows from operating activities                         944,032       1,199,732
                                                                       ------------    ------------
Cash flows from investing activities: Available for sale securities:
      Purchases                                                          (2,769,463)     (1,004,273)
      Proceeds from calls and maturities                                  1,250,000       1,000,000
      Proceeds from paydowns                                                172,962              --
  Held to maturity securities:
      Proceeds from paydowns                                                 34,520          95,551
  Redemption of Federal Home Loan Bank Stock                              2,111,461       1,900,000
  Loan originations, net of principal collected                         (12,567,180)     (2,424,186)
  Purchase of property and equipment                                       (113,792)        (35,332)
  Cash received in acquisition of Clover Leaf Financial Corp., net       19,857,563              --
                                                                       ------------    ------------
           Net cash flows from investing activities                    $  7,976,071    $   (468,240)
                                                                       ------------    ------------

See accompanying notes to consolidated financial statements.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Consolidated Statements of Cash Flows
                                   (Unaudited)

(Continued)                                                                              Nine Months Ended
                                                                                           September 30,
                                                                                   ----------------------------
                                                                                       2006           2005
                                                                                   ------------    ------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                             $(10,359,818)   $  3,213,527
   Net increase (decrease) in other borrowings                                        5,065,989              --
   Repayment of FHLB advances                                                        (3,000,000)     (2,900,000)
   Issuance of common stock, net                                                     40,144,878              --
   Cash dividends                                                                      (939,300)       (436,833)
                                                                                   ------------    ------------
         Net cash flows from financing activities                                    30,911,749        (123,306)
                                                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents                                 39,831,852         608,186
Cash and cash equivalents at beginning of period                                      3,427,901       1,636,987
                                                                                   ------------    ------------
Cash and cash equivalents at end of period                                         $ 43,259,753    $  2,245,173
                                                                                   ============    ============


Supplemental schedule of noncash investing and financing activities:
  Dividends declared, not yet paid                                                 $         --    $    199,814
  Transfer of securities from held to maturity to available for sale                    317,505              --
  Common stock issued in acquisition of Clover Leaf Financial Corp.                  14,848,004              --

Supplemental  disclosures of cash flow information:  Cash paid (received) during the period for:
     Interest                                                                      $  3,954,615    $  2,143,884
     Income taxes, net of refunds                                                  $    713,000    $    944,411

  Net cash received (paid) in acquisition of Clover Leaf Financial Corp.:
     Cash paid to Clover Leaf Financial Corp. shareholders                         $ (6,363,430)   $         --
     Acquisition costs paid                                                            (275,786)             --
                                                                                   ------------    ------------
       Total cash payments                                                           (6,639,216)             --
     Cash and cash equivalents acquired                                              26,496,779              --
                                                                                   ------------    ------------
     Net cash received in acquisition                                              $ 19,857,563    $         --
                                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

(1) The information contained in the accompanying consolidated financial statements, except with respect to the Company's balance sheet at December 31, 2005, is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Federal Financial Services, Inc., predecessor to First Clover Leaf Financial Corp. (Company), for the year ended December 31, 2005 contained in the 2005 Annual Report to stockholders that was filed as an exhibit to the Company's Annual Report on Form 10-KSB.

      On January 2, 2001, First Federal Savings & Loan Association of Edwardsville (Association) reorganized into the two-tier mutual holding company structure. As part of the reorganization, the Association became a capital stock savings and loan association and a wholly-owned subsidiary of First Federal Financial Services, Inc., which became the wholly-owned subsidiary of First Federal Financial Services, MHC (MHC). On November 20, 2003, the Board of Directors adopted a plan to complete an initial public offering of the common stock of the Mid-tier Company. In connection with the offering, the Mid-tier Company offered its common stock to the depositors of the Association as of specified dates and to an employee stock ownership plan. The initial public offering was consummated on June 28, 2004 through the sale and issuance by the Mid-tier Company of 1,764,027 shares of common stock at $10 per share. In addition, the Mid-tier Company issued 2,156,033 shares to the MHC, resulting in the MHC retaining a 55% ownership percentage in the Mid-tier Company. Net proceeds from the sale of common stock were $16,011,975 after deduction of conversion costs of $746,285, and unearned compensation related to shares issued to the ESOP.

      On February 3, 2006, the Mid-tier Company announced that the Board of Directors of the MHC adopted a Plan of Conversion and Reorganization to convert the MHC to a capital stock corporation and conduct a simultaneous stock offering (Conversion). In addition, on February 3, 2006, the Mid-tier Company entered into a definitive merger agreement to acquire Clover Leaf Financial Corp., the holding company of Clover Leaf Bank, an Illinois state bank headquartered in Edwardsville, Illinois (collectively, Clover Leaf), pursuant to which, upon completion of the Conversion, First Clover Leaf Financial Corp., a new Maryland corporation would acquire all of the common stock of Clover Leaf (Acquisition).

      The Conversion and Acquisition were consummated on July 10, 2006 through the sale and issuance by the Company of 4,174,125 shares of common stock at $10 per share. Net proceeds from the sale of common stock were $40.14 million after deduction of conversion costs of $1.60 million. In addition, each outstanding share of the Company was converted into the right to receive 1.936 shares of the Company's common stock, or 3,415,193 total shares. Shareholders of Clover Leaf Financial Corp. received total merger consideration of $21.2 million, consisting of 1,484,800 shares of the Company's common stock and approximately $6.4 million of cash, or $41.56 of merger consideration per share of Clover Leaf Financial Corp. In addition, fractional shares in the aggregate, or 87 shares, were redeemed for cash. As a result of the Conversion and Acquisition, the Company has 9,074,031 shares issued and outstanding. Clover Leaf Bank merged its operations into First Federal Savings and Loan Association of Edwardsville as of July 10, 2006 and was renamed First Clover Leaf Bank (Bank). The Company's common stock is traded on the NASDAQ Capital Market under the symbol "FCLF." Voting rights will be held and exercised exclusively by the stockholders of the Company. Deposit account holders will continue to be insured by the FDIC up to legal limits.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

      As required by current regulations, a liquidation account in the amount of $20.7 million was established in conjunction with the Conversion.

      As a result, each eligible account holder or supplemental account holder will be entitled to a proportionate share of this account in the unlikely event of a complete liquidation of the Bank, and only in such event. This share will be reduced if the eligible account holder's or supplemental account holder's deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after Conversion in the related deposit balance. The Bank may not declare, pay a dividend on, or repurchase any of its capital stock of the Bank, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any purchase of the Company common stock will be conducted in accordance with applicable laws and regulations. The Company expects that, subject to regulatory capital requirements of the Bank, financial condition and results of operations for the Company and the Bank, quarterly dividends will continue to be paid in the future. No assurances can be given that dividends will be paid in the future.

      On October 24, 2006, the Board of Directors of the Company declared a cash dividend on the Company's common stock of $.06 per share for the quarter ended September 30, 2006. The dividend will be payable to stockholders of record as of November 17, 2006 and is expected to be paid on November 24, 2006.

(2) On July 10, 2006, the Company acquired Clover Leaf Financial Corp., the parent company of Clover Leaf Bank. Shareholders of Clover Leaf Financial Corp. received total merger consideration of $21.2 million, consisting of 1,484,800 shares of First Clover Leaf common stock and approximately $6.4 million of cash, or $41.56 of merger consideration per share of Clover Leaf Financial Corp. The Company incurred acquisition costs of $276,000. The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." Fair value adjustments on the assets acquired and liabilities assumed will be depreciated or amortized as applicable, over the estimated useful lives of the related assets and liabilities. The core deposit intangible of $2.39 million will be amortized over 7.6 years using the sum-of-the-years digits method. The Company recorded fair value accounting adjustments of $329,000, net of income taxes of $202,000 and core deposit intangibles of $1.48 million, net of income taxes of $909,000. Based upon Clover Leaf Financial Corp. stockholders' equity of $10.33 million, goodwill amounted to $9.34 million at July 10, 2006. The Clover Leaf Financial Corp excess purchase price has been allocated to goodwill and identifiable intangible assets in accordance with current accounting literature, to the extent that supportable documentation was available at September 30, 2006. Such amounts are subject to minor adjustments in the near term as additional analysis is performed or obtained from third party sources. As a result of the acquisition, the Bank will operate three full-service offices (following closure of one existing office).

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

      The following table summarizes the assets acquired and liabilities assumed at July 10, 2006, the date of acquisition:

      Cash and due from banks                         $ 12,630,089
      Federal funds sold                                13,866,690
      Securities available for sale                     17,337,733
      Federal Home Loan Bank stock                       2,704,736
      Loans, net                                       109,058,440
      Property and equipment                             6,005,617
      Accrued interest receivable                          633,321
      Goodwill                                           9,343,034
      Core deposit intangible                            2,391,000
      Mortgage servicing rights                            385,000
      Other assets                                         904,675

                                                      ------------
            Total assets acquired                     $175,260,335
                                                      ------------

      Deposits                                        $132,777,064
      Accrued interest payable                             412,956
      Federal Home Loan Bank advances                   13,257,920
      Securities sold under agreement to repurchase      1,498,658
      Subordinated debt                                  3,777,000
      Other liabilities                                  2,049,517

                                                      ------------
            Total liabilities assumed                 $153,773,115
                                                      ------------

            Purchase price                            $ 21,487,220
                                                      ============

      The statements of income for the three months and nine months ended September 30, 2006 include the results of operations of the acquired entity from July 11, 2006 through September 30, 2006.

      The following pro forma information, including the effects of the purchase accounting adjustments, summarizes the results of operations for the three months and nine months ended September 30, 2006 and 2005 as though the Acquisition had been completed as of the beginning of each period.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

                                       Three Months Ended          Nine Months Ended
                                          September 30,              September 30,
                                   -------------------------   -------------------------
                                       2006          2005          2006          2005
                                   -----------   -----------   -----------   -----------
Total interest income              $ 5,069,904   $ 3,891,217   $13,357,096   $11,371,485
Total interest expense               2,429,605     1,555,627     6,432,358     4,194,842
                                   -----------   -----------   -----------   -----------
      Net interest income            2,640,299     2,335,590     6,924,738     7,176,643
Provision for loan losses               70,000        15,000       116,500        24,000
Total noninterest income                92,516        97,102       291,549       253,292
Total noninterest expense            1,935,659     1,482,210     5,277,733     4,134,358
                                   -----------   -----------   -----------   -----------
      Income before income taxes       727,156       935,482     1,822,054     3,271,577
Income taxes                           347,865       351,183       761,461     1,225,819
                                   -----------   -----------   -----------   -----------
      Net income                   $   379,291   $   584,299   $ 1,060,593   $ 2,045,758
                                   ===========   ===========   ===========   ===========

      The pro forma results of operations do not purport to be indicative of the results that would actually have been obtained had the Acquisition occurred on the date indicated or which may be obtained in the future.

      Pro forma noninterest expense for the three and nine months ended September 30, 2006 includes merger related expenses of the acquired entity of $160,000 and $375,000, respectively. The three and nine month periods in 2006 also include data processing termination and deconversion costs of the acquiring entity of $15,000 and $78,000, respectively.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

(3) The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

                                  September 30,     December 31,
                                      2006              2005
                                 --------------    --------------

      Core deposit intangible    $    2,391,000    $           --
      Accumulated amortization   $     (161,500)               --
                                 --------------    --------------
        Total                    $    2,229,500    $           --
                                 ==============    ==============

      Amortization expense on core deposit intangible for both the three months and nine months ended September 30, 2006 was $161,500. There was no amortization expense of core deposit intangible for the three or nine months ended September 30, 2005.

      Estimated amortization expense on core deposit intangible for the three months ended December 31, 2006 and each of the five succeeding fiscal years is as follows:

                                                 Core
                                               Deposit
                                              Intangible
                                             ------------

      Three months ended December 31, 2006   $    155,500
      Year ended December 31, 2007                546,000
      Year ended December 31, 2008                403,000
      Year ended December 31, 2009                297,000
      Year ended December 31, 2010                224,000
      Year ended December 31, 2011                196,000

(4) Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2006, are summarized as follows:

                                           Less than 12 Months         12 Months or More                Total
                                          Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                          Value         loss          Value         loss          Value          loss
                                       -----------   -----------   -----------   -----------   -----------   -----------
      Securities available for sale:
        U.S. government agency
            obligations                $   763,013   $     1,829   $ 7,775,100   $   123,195   $ 8,538,113   $   125,024
        Mortgage-backed securities          13,769            50       266,280         6,910       280,049         6,960
        Corporate                               --            --     3,953,190       144,187     3,953,190       144,187
                                       -----------   -----------   -----------   -----------   -----------   -----------
                                       $   776,782   $     1,879   $11,994,570   $   274,292   $12,771,352   $   276,171
                                       ===========   ===========   ===========   ===========   ===========   ===========

      For all of the above securities, the unrealized losses are primarily due to changes in interest rates and, as such, are considered to be temporary by the Company.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

      During July, 2006 the Company transferred securities of $317,505 from held to maturity to available for sale. The unrealized loss at the transfer date was $18,941. The decision to transfer is consistent with management's current practice of classifying all securities purchased as available for sale. The Company will be unable to classify securities as held to maturity until a minimum of one year after the transfer date.

 (5) Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding. ESOP shares which are committed to be eleased are considered outstanding for basic and diluted income per share. The weighted average share number has been restated in all periods prior to July 10, 2006 to reflect the additional shares issued to First Federal shareholders through the conversion described in Note 1.

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                            --------------------------    --------------------------
                                                                2006           2005           2006           2005
                                                            -----------    -----------    -----------    -----------
      Net income available to common stockholders           $   524,124    $   450,554    $ 1,149,708    $ 1,481,203
                                                            ===========    ===========    ===========    ===========

      Basic potential common shares:
         Weighted average shares outstanding                  8,912,649      7,589,318      8,035,276      7,589,318
         Weighted average unallocated Employee Stock
            Ownership Plan shares                              (148,026)      (156,261)      (149,034)      (157,325)
                                                            -----------    -----------    -----------    -----------
                Basic weighted average shares outstanding     8,764,625      7,433,058      7,886,241      7,431,994

      Dilutive potential common shares                               --             --             --             --
                                                            -----------    -----------    -----------    -----------

      Dilutive weighted average shares outstanding            8,764,625      7,433,058      7,886,241      7,431,994
                                                            ===========    ===========    ===========    ===========

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

Overview
--------

Basic and diluted income per share was $.06 and $.15 for the three and nine months ended September 30, 2006, respectively.

Critical Accounting Policies
----------------------------

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Management makes significant estimates and has identified the allowance for loan losses, goodwill impairment and impairment of mortgage servicing rights policies as the most critical.

Allowance for Loan Losses. The allowance for loan losses is evaluated quarterly by management and is based upon consideration of current economic conditions, loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets. Management also reviews individual loans for which full collectibility may not be reasonable assured. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Goodwill. Goodwill is tested annually for impairment, or more frequently if events or changes in circumstances indicate there may be an impairment. If the carrying amount of reporting unit goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Operations of the Bank are managed and financial performance is evaluated on an industry-wide basis. As a result, all of the Bank's operations are considered by management to be aggregated in one reporting unit. Accordingly, all goodwill will be assigned to the operations of the Bank as one reporting unit.

Mortgage Servicing Rights. Mortgage servicing rights on originated or purchased loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.

Qualitative Disclosures of Market Risk
--------------------------------------

The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Company has an exposure to interest rate risk. The Company has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Company's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage loans (AMLs) secured by multi-family and commercial real estate, commercial business loans and the origination of other types of adjustable-rate and short-term loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. In addition, the Bank sells some of its fixed-rate, one-to four-family loans in the secondary market.

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

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, advances from the Federal Home Loan Bank (FHLB) and net income. The Bank has an agreement with the FHLB of Chicago to obtain cash advances, should the Bank need additional funds for loan originations or other purposes. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in addition to the amounts recognized in the balance sheets. Commitments to originate loans are legally binding agreements to lend to the Company's customers. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at September 30, 2006 follows:

                                                                          Range of
                                Variable        Fixed                     Rates on
                                  Rate           Rate         Total      Fixed Rate
                               Commitments   Commitments   Commitments   Commitments
                               -----------   -----------   -----------   -----------
Commitments to extend credit   $12,826,841   $ 5,025,863   $17,852,704   5.50%-18.00%
Stanby letters of credit       $   380,886   $ 2,300,000   $ 2,680,886          9.25%


Recent Accounting Pronouncements
--------------------------------

The following accounting standards were recently issued relating to the financial services industry:

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to simplify the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 156 to have a material impact on the Company's financial position or results of operation.

In June 2006,  the FASB  issued  FASB  Interpretation  No. 48,  "Accounting  for
Uncertainty in Income Taxes - an interpretation of FASB No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value and expand disclosures about fair values. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have a material impact on the Company's financial position or results of operation.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur though comprehensive income. SFAS No. 158 also requires an entity to measure the funded status of a plan as of the balance sheet date, with limited exceptions. SFAS No. 158 amends SFAS No. 87, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," SFAS No. 106, and SFAS No. 132 (revised 2003), "Employers Disclosures about Pensions and Other Postretirement Benefits," and other accounting literature. An entity will continue to apply SFAS No. 87, 88 and 106 for measurement of plan assets and benefit obligations as of the balance sheet date and determination of net periodic benefit cost. Public entities are required to initially recognize the funded status of a defined benefit plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not expect SFAS No. 158 to have any impact on the Company's financial position or results of operation, because the Company does not have any defined benefit plans.

Financial Condition
-------------------

Total Assets. Total assets increased to $340.7 million at September 30, 2006 from $140.2 million at December 31, 2005. The increase was due to the acquisition of Clover Leaf Financial Corp. and the proceeds from the sale of First Clover Leaf Financial Corp. common stock. Net proceeds from sale of common stock of $40.2 million were allocated as follows: $6.4 million to Clover Leaf stockholders for the cash portion of the merger consideration; $13.7 million was retained by First Clover Leaf Financial Corp; and $20.1 million was invested in First Clover Leaf Bank. The majority of the net proceeds from sale of common stock were temporarily invested in federal funds sold, and FHLB demand account, to a lesser extent. Federal funds sold increased to $29.2 million at September 30, 2006 from $2.4 million at December 31, 2005. Cash and due from banks rose to $14.1 million at September 30, 2006 from $1.0 million at December 31, 2005. Securities available for sale increased to $32.2 million at September 30, 2006 from $12.9 million at December 31, 2005. The increase was due primarily to the acquisition of securities of $17.3 million and purchases of $2.8 million, partially offset by maturities of $1.3 million. At September 30, 2006, Federal Home Loan Bank of Chicago (FHLBC) stock amounted to $6.8 million. During the second quarter of 2006, the Board of Directors of FHLBC decided to limit redemptions of excess or voluntary stock, which is stock held in excess of the amount required as a condition of membership or for borrowings from the FHLBC, to the amount of proceeds from the FHLBC's recent subordinated debt issue. Dividends will continue to require approval by the Federal Housing Finance Board
(FHFB). As a result, the Bank redeemed its pro-rata share of excess stock of $2.1 million during June 2006. In addition, $2.7 million of FHLBC stock was acquired from Clover Leaf. Loans, net amounted to $237.5 million at September 30, 2006, compared to $115.6 million at December 31, 2005. The increase was due primarily to loans acquired of $109.1 million and new loan originations in excess of loan collections of $12.6 million. Loan originations included disbursements for three commercial line of credit loans; one loan secured by accounts receivable; one loan secured by an automobile floor plan; and another loan secured by accounts receivable, inventory, equipment and real estate. Property and equipment increased to $6.9 million at September 30, 2006 from $860,000 at December 31, 2005 due to the acquisition of property and equipment of $6.0 million. Accrued interest receivable increased to $1.3 million at September 30, 2006 from $440,000 at December 31, 2005 due principally to the acquisition of accrued interest receivable of $633,000, and to a lesser extent, purchases of securities, new loan originations and timing of interest on loans. Other assets increased to $675,000 at September 30, 2006 from $24,000 at December 31, 2005 due primarily to the Acquisition.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Total Liabilities. Deposits increased to $224.5 million at September 30, 2006 from $102.1 million at December 31, 2005 as a result of the acquisition of deposits of $132.8 million and net withdrawals of $10.4 million. Accrued interest payable rose to $595,000 at September 30, 2006 from $5,000 at December 31, 2005 due principally to the acquisition and timing of interest payments. Federal Home Loan Bank advances were $10.3 million at September 30, 2006, compared to none at December 31, 2005. The increase was due to the acquisition of FHLB advances of $13.3 million less net repayments of $3.0 million. Securities sold under agreement to repurchase were $6.6 million at September 30, 2006 due to the Acquisition and additional borrowings. Subordinated debt of $3.8 million was assumed as a result of the Acquisition. Other liabilities increased to $1.9 million at September 30, 2006 from $334,000 at December 31, 2005 as a result of the recognition of deferred taxes on purchase accounting adjustments of $1.1 million and the acquisition of accrued expenses.

Stockholders' Equity. Stockholders' equity increased to $93.1 million at September 30, 2006 from $37.7 million at December 31, 2005, as a result of net proceeds from sale of common stock in the public offering of $40.2 million and 1,484,800 shares issued to existing Clover Leaf Financial Corp. shareholders, valued at $14.8 million, net income of $1.1 million for the nine months ended September 30, 2006 and a decrease in unrealized losses on securities, net of tax effect of $117,000, partially offset by cash dividends paid of $939,000.

Regulatory Capital
------------------

The Bank is required to maintain certain minimum capital requirements under OTS regulations. Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank's financial statements. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to judgments by the regulators about components, risk-weightings and other factors. The Bank's actual and required capital amounts and ratios at September 30, 2006 were as follows:

                                                                                  Minimum Required
                                                                   ----------------------------------------------
                                                                       for Capital              to be "Well
                                                 Actual                  Adequacy               Capitalized"
                                         ----------------------    ---------------------    ---------------------
                                           Amount       Ratio        Amount      Ratio       Amount       Ratio
                                         ---------    ---------    ---------   ---------    ---------   ---------
                                                                   (Dollars in Thousands)
Stockholders' equity                     $  74,274
Goodwill and other intangibles             (11,573)
Disallowed servicing assets                   (359)
Unrealized loss on securities AFS, net          22
                                         ---------
Tangible capital                         $  62,364         19.3%   $   4,841         1.5%         N/A          --
General valuation allowance                  1,408
                                         ---------

Total capital to risk-weighted assets    $  63,772         28.2%   $  18,097         8.0%   $  22,621        10.0%
                                         =========

Tier 1 capital to risk-weighted assets   $  62,364         27.6%   $     N/A          --    $  13,572         6.0%

Tier 1 capital to total assets           $  62,364         19.3%   $  12,910         4.0%   $  16,138         5.0%

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Asset Quality
-------------

The following table sets forth information with respect to the Company's nonperforming loans at the dates indicated.

                                                         September 30,    December 31,
                                                             2006             2005
                                                        --------------   --------------
Loans 90 days or more past due and still accruing       $      386,637   $       11,035
Nonaccrual loans                                               576,775            4,453
                                                        --------------   --------------
  Total nonperforming loans                             $      963,412   $       15,488
                                                        ==============   ==============

Allowance for losses on nonperforming loans             $       18,452   $        4,453
                                                        ==============   ==============

Nonperforming loans with no allowance for loan losses   $      944,960   $       11,035
                                                        ==============   ==============

At September 30, 2006, the Company had no loans which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured.

Under the Company's internal review policy, loans classified as substandard increased to $804,882 at September 30, 2006 from $4,453 at December 31, 2005. At September 30, 2006 loans classified doubtful amounted to $3,246 compared to none at December 31, 2005.

Following is a summary of activity in the allowance for loan losses:

                                               Nine Months Ended
                                        September 30,    September 30,
                                            2006             2005
                                       --------------   --------------
Balance at beginning of period         $      428,419   $      428,419
   Allowance acquired by acquisition          911,021               --
   Charge-offs                                     --               --
   Recoveries                                   1,358               --
   Provision charged to expense                66,667               --
                                       --------------   --------------
Balance at end of period               $    1,407,465   $      428,419
                                       ==============   ==============

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations
---------------------

General. Net income increased to $524,000 for the three months ended September 30, 2006 from $451,000 for the three months ended September 30, 2005. The increase in net income was due to higher net interest income and noninterest income, which more than offset higher noninterest expense and higher taxes. Net income decreased to $1.1 million for the nine months ended September 30, 2006 from $1.5 million for the nine months ended September 30, 2005. The decrease in net income resulted from higher noninterest expense, which more than offset higher net interest income and lower income taxes.

Net interest income. Net interest income increased to $2.5 million for the three months ended September 30, 2006 from $1.1 million for the three months ended September 30, 2005. Net interest income increased to $4.6 million for the nine months ended September 30, 2006 from $3.7 million for the nine months ended September 30, 2005. The increase was due principally to the Acquisition, partially offset by a lower interest rate spread. Net average interest-earning assets were $43.1 million for the nine months ended September 30, 2006, compared to $36.0 million for the same period in 2005. The ratio of interest-earning assets to interest-bearing liabilities dropped to 128.9% for the nine months ended September 30, 2006 from 135.8% for the same period in 2005. The interest rate spread decreased to 2.36% for the nine months ended September 30, 2006 versus 2.82% for the nine months ended September 30, 2005. The average rate on interest-earning assets increased by 42 basis points, while the average rate on interest-bearing liabilities increased by 88 basis points. The decline in the interest rate spread was attributable to higher rates paid on customer deposits, which more than offset the effect of a higher yield earned on the loan portfolio as a result of the Acquisition and amortization of the purchase accounting adjustments on loans.

Interest income. Interest income on loans increased to $3.8 million for the three months ended September 30, 2006 from $1.7 million for the three months ended September 30, 2005. Interest income on loans increased to $7.2 million for the nine months ended September 30, 2006 from $5.0 million for the nine months ended September 30, 2005. Interest income on loans increased primarily as a result of a higher average balance due principally to the Acquisition. The average balance of loans was $149.9 million and $113.5 million for the nine months ended September 30, 2006 and 2005, respectively. The average yield on loans increased to 6.43% for the nine months ended September 30, 2006 from 5.88% for the nine months ended September 30, 2005. Interest income on loans for the three and nine months ended September 30, 2006 included amortization of the purchase accounting adjustment for loans of $204,000. Without this yield adjustment, the average yield on loans would have been 6.25%.

Interest income on securities increased to $454,000 for the three months ended September 30, 2006 from $226,000 for the comparable period in 2005. Interest income on securities increased to $852,000 for the nine months ended September 30, 2006 from $749,000 for the comparable period in 2005. Interest income on securities increased due primarily to a higher average balance as a result of the Acquisition. The average balance of securities was $25.5 million and $21.1 million for the nine months ended September 30, 2006 and 2005, respectively.

Interest on other interest-bearing deposits increased significantly due to a higher average balance and yield. The average balance of other interest-bearing deposits was $16.8 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively. The higher average balance of other interest-bearing deposits resulted primarily from the subscriptions received during the Company's Conversion stock offering. The average yield on other interest-bearing assets increased to 5.39% for the nine months ended September 30, 2006 from

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

3.38% for the nine months ended September 30, 2005. The higher yield on interest-bearing deposits was due to a rising interest rate environment. Components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets.

Interest expense. Interest expense on deposits increased to $2.0 million for the three months ended September 30, 2006 from $781,000 for the three months ended September 30, 2005. Interest expense on deposits increased to $3.9 million for the nine months ended September 30, 2006 from $2.1 million for the nine months ended September 30, 2005. Higher cost of funds resulted from the acquisition of deposits of $132.8 million and higher market interest rates paid on certificates. The average balance of deposits was $142.5 million and $99.5 million for the nine months ended September 30, 2006 and 2005, respectively. The average rate on deposits increased to 3.65% for the nine months ended September 30, 2006 from 2.85% for the nine months ended September 30, 2005.

Interest on FHLB advances, securities sold under agreement to repurchase and subordinated debentures resulted from the acquisition of Clover Leaf Financial Corp.

Provision for loan losses. Provision for loan losses was $67,000 for the three and nine months ended September 30, 2006. There was no provision for loan losses for the three and nine months ended September 30, 2005. Provision for loan losses is based upon management's consideration of current economic conditions, the Company's loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company's provision for loan losses. The Company is subject to periodic examination by the OTS, which may require the Company to record increases in the allowances based on its evaluation of available information. There can be no assurance that the OTS will not require further increases to the allowances.

Noninterest income. Noninterest income increased to $72,000 for the three months ended September 30, 2006 from $2,000 for the three months ended September 30, 2005. Noninterest income increased to $75,000 for the nine months ended September 30, 2006 from $10,000 for the nine months ended September 30, 2005. The increase was due to service charge income on deposit accounts and customer debit and credit cardholders acquired as a result of the Acquisition.

Noninterest expense. Noninterest expense increased to $1.7 million for the three months ended September 30, 2006 from $424,000 for the three months ended September 30, 2005. Noninterest expense increased to $2.7 million for the nine months ended September 30, 2006 from $1.3 million for the nine months ended September 30, 2005.

Compensation and employee benefits, the largest component of noninterest expense, increased by $384,000 to $611,000 for the three months ended September 30, 2006 from $227,000 for the comparable period in 2005. Compensation and employee benefits increased by $406,000 to $1.1 million for the nine months ended September 30, 2006 from $666,000 for the comparable period in 2005. Compensation and employee benefits increased primarily as a result of a higher number of personnel and salary levels due to the Acquisition. As a result of the Acquisition, the number of full-time equivalent employees increased from 9 to 44.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Occupancy expense rose to $183,000 for the three months ended September 30, 2006 compared to $30,000 for the comparable period in 2005. Occupancy expense increased to $240,000 for the nine months ended

September 30, 2006 from $84,000 for the comparable period in 2005. Occupancy expense increased due to the Acquisition in July 2006 and operation of four offices versus one office in the prior period.

Data processing services increased to $103,000 for the three months ended September 30, 2006 from $16,000 for the three months ended September 30, 2005. Data processing services increased to $204,000 for the nine months ended September 30, 2006 from $51,000 for the nine months ended September 30, 2005. Data processing services rose as a result of the acquisition of deposits, including retail and commercial demand deposit accounts, and contract termination costs with the Company's service bureau and deconversion expenses incurred in the process of the Conversion to the acquired entity's data processing system. These costs for the three and nine months ended September 30, 2006 were $15,000 and $78,000, respectively.

Advertising increased to $143,000 for the three months ended September 30, 2006 from $14,000 for the three months ended September 30, 2005. Advertising increased to $276,000 for the nine months ended September 30, 2006 from $31,000 for the nine months ended September 30, 2005. Advertising increased due to marketing expenses associated with the Acquisition.

Director fees increased to $132,000 for the three months ended September 30, 2006 from $33,000 for the comparable period in 2005. Director fees increased to $231,000 for the nine months ended September 30, 2006 from $117,000 for the comparable period in 2005. The increase was due to a higher number of directors and additional meetings held related to the Acquisition.

Professional services increased to $76,000 for the three months ended September 30, 2006 from $48,000 for the comparable period in 2005. Professional services increased to $162,000 for the nine months ended September 30, 2006 from $149,000 for the comparable period in 2005. Professional services for the nine months ended September 30, 2006 increased as a result of higher expenses associated with public reporting requirements.

Other noninterest expenses increased to $256,000 for the three months ended September 30, 2006 from $56,000 for the comparable period in 2005. Other noninterest expenses increased to $386,000 for the nine months ended September 30, 2006 from $184,000 for the comparable period in 2005. Other noninterest expense increased due to the Acquisition, including expenses related to demand deposit accounts and internet banking services.

Income taxes. Income taxes increased to $345,000 for the three months ended September 30, 2006 from $277,000 for the comparable period in 2005. Income taxes decreased to $728,000 for the nine months ended September 30, 2006 from $909,000 for the comparable period in 2005. The primary reason for the change in income taxes was the level of pre-tax income. The effective tax rate was 39.7% for the three months ended September 30, 2006 versus 38.0% for the comparable period in 2005. The effective tax rate was 38.8% for the nine months ended September 30, 2006 versus 38.0% for the comparable period in 2005.

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

         On July 10, 2006, the Company completed its stock offering in connection with the second-step conversion of First Federal Financial Services, MHC (the "Conversion"). As part of the Conversion, the Company registered
5,091,625  shares  of  its  common  stock,  par  value  $0.10  per  share,  on a
Registration Statement on Form SB-2, declared effective on May 15, 2006 (Commission File No. 333-132423).

         In the Conversion, the Company sold 4,174,125 shares of its common stock at $10.00 per share. In addition, each currently outstanding share of common stock of First Federal Financial Services, Inc., the Company's
predecessor, was converted into the right to receive 1.936 shares of the Company's common stock.

         Also on July 10, 2006, the Company completed the Acquisition. In connection with the Acquisition, the Company registered 5,702,122 shares of its common stock on a Registration Statement of Form S-4, declared effective May 15, 2006 (Commission File No. 333-132424). Shareholders of Clover Leaf Financial Corp. as of the close of business on July 10, 2006 received total merger consideration of approximately $21.2 million, consisting of 1,484,800 shares of Company common stock and approximately $6.4 million in cash, or $41.56 of merger consideration per share of Clover Leaf Financial Corp. Cash was issued in lieu of fractional shares at a rate of $10.00 per share.

         Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock in the Conversion. For these services, Keefe, Bruyette & Woods, Inc. received a management fee of $25,000 and a marketing fee equal to 1.35% of the dollar amount of shares of common stock sold in the subscription and community offerings, other than shares purchased by officers, directors and employees or their immediate families, and any shares purchased by the tax-qualified and non-qualified employee benefit plans of First Federal Savings and Loan Association of Edwardsville. No fee was payable to Keefe, Bruyette & Woods, Inc. with respect to shares issued to stockholders of Clover Leaf. Keefe, Bruyette & Woods, Inc. was also reimbursed for reasonable out-of-pocket expenses and for attorney's fees.

         The Conversion stock offering, which was completed on July 10, 2006, resulted in gross proceeds of $41.7 million, through the sale of 4,174,125 shares at a price of $10.00 per share. Expenses related to the offering were approximately $1.6 million, including the expenses paid to Keefe, Bruyette & Woods, Inc. Net proceeds of the offering were approximately $40.1 million.

                        FIRST CLOVER LEAF FINANCIAL CORP.

         The Company used approximately $6.4 million of the proceeds to fund the cash portion of the merger consideration for the Acquisition. Approximately $13.7 million of the net proceeds of the offering were retained by the Company, and the remainder of the $20.1 million of net proceeds were contributed to First Clover Leaf Bank. All of such proceeds were temporarily invested in cash and cash equivalents, consisting primarily of federal funds sold, and to a lesser extent, the FHLB demand account. Management of the Company intends to reinvest these funds primarily in government agency obligations and loans in the near term.


Item 3 - Defaults upon Senior Securities.

      Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

      Not applicable.

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

                                 FIRST CLOVER LEAF FINANCIAL CORP.
                                 ---------------------------------
                                      (Small Business Issuer)

DATE: November 14, 2006        BY:  /s/ Dennis M. Terry
      -----------------             -------------------
                                    Dennis M. Terry, President
                                    and Chief Executive Officer

                               BY:  /s/ Darlene F. McDonald
                                    -----------------------
                                    Darlene F. McDonald, Senior Vice President
                                    and Chief Financial Officer