Form 10KSB
period 2006-12-31
First Clover Leaf Financial Corp.
filed 2007-04-02
CIK 1283582

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to _____________________

                         Commission File Number: 0-50820

                        First Clover Leaf Financial Corp.
                        ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Maryland                                20-4797391
    -------------------------------       ------------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

6814 Goshen Road, Edwardsville, Illinois                  62025
----------------------------------------                  -----
(Address of Principal Executive Offices)                (Zip Code)

                                 (618) 656-6122
                 ----------------------------------------------
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
            Title of Class                       On Which Registered
            --------------                       -------------------

Common Stock, par value $0.10 per share      The NASDAQ Stock Market, LLC

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

      Check whether the Issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

      Check  whether  the Issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

1.    YES    X     NO
             --       --
2.    YES    X     NO
             --       --

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) YES [ ] NO [X]

      State Issuer's revenues for its most recent fiscal year: $14.1 million

      The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 20, 2007 ($11.36 per share) was $87.1 million.

      As of March 28, 2007, there were 9,074,031 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2007 Annual Meeting of Stockholders (Parts II and
      III).

2.    Annual Report to Shareholders for the year ended December 31, 2006 (Part
      II).

      Transitional   Small  Business   Disclosure  Format:  YES [ ]  NO  [X]

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

General

      First Clover Leaf Financial Corp. ("First Clover Leaf") is a Maryland corporation that was incorporated on March 17, 2006 and was formed by our predecessor company, First Federal Financial Services, Inc., in connection with the "second-step" conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank, a former Illinois bank headquartered in Edwardsville, Illinois. The second-step conversion and stock offering and the simultaneous acquisition of Clover Leaf Financial Corp. were consummated on July 10, 2006. As a result of these transactions, Clover Leaf Financial Corp. was merged with and into First Clover Leaf and Clover Leaf Bank was merged with and into our wholly owned subsidiary, First Federal Savings and Loan Association of Edwardsville, which was renamed First Clover Leaf Bank.

      Our principal asset is our ownership of 100% of the outstanding common stock of First Clover Leaf Bank, a federal savings bank.

      At December 31, 2006, we had total consolidated assets of $410.3 million, total loans, including loans held for sale, of $245.0 million, total deposits of $270.8 million and stockholders' equity of $93.3 million. Our consolidated net income for the year ended December 31, 2006 was $1.8 million.

      Our headquarters are located at 6814 Goshen Road, Edwardsville, Illinois 62025, and our telephone number is (618) 656-6122.

First Clover Leaf Bank

General

      We conduct our business through our four branch offices located in Edwardsville, Illinois. Our principal business consists of attracting retail deposits from the general public in the areas surrounding our office locations and investing those deposits, together with funds generated from operations, primarily in one- to four- family residential mortgage loans, commercial real estate loans, multifamily mortgage loans, construction and land loans, commercial business loans and consumer loans, and in investment securities. Our revenues are derived principally from interest on loans and securities. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Competition

      We face intense competition within our market area both in making loans and attracting deposits. The City of Edwardsville and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as trust services. Based on Federal Deposit Insurance

Corporation data as of June 30, 2006, our market share of deposits was 6.7% of all deposits in Madison County. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

      We operate in a primarily suburban market area that has a stable population and household base. According to the 2005 U.S. Census Report, from 2001 until 2005 the population of Madison County increased by approximately 3.6% to 268,191 while the population of the City of Edwardsville increased 5.0% to 22,571. During the same period, the number of households in Madison County and in the City of Edwardsville increased 5.0% and 6.6%, respectively. In 2005, per capita income for Madison County and the City of Edwardsville was $23,851 and $28,974, respectively, and the median household income was $46,761 and $53,711, respectively. This compares to per capita income for the State of Illinois and the United States of $27,097 and $26,228, respectively, and median household income of $53,053 and $49,747, respectively, according to the 2005 U.S. Census Report.

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

Lending Activities

      Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. Through our July 2006 acquisition of Clover Leaf Bank, we have recently increased our emphasis on the origination of commercial real estate loans, commercial business loans, construction and land loans, as well as home equity loans.

      One- to four-family residential real estate mortgage loans represented $120.4 million, or 48.5%, of our loan portfolio at December 31, 2006, and commercial real estate loans represented $ 68.6 million, or 27.7% of our loan portfolio at December 31, 2006. Multi-family loans represented $8.9 million, or 3.6% of our loan portfolio at December 31, 2006. We also offer construction and land loans secured by single-family properties and residential subdivisions. Construction and land loans represented $17.2 million, or 6.9%, of our loan portfolio at December 31, 2006. We offer commercial business loans, and these loans represented $25.9 million , or 10.4% of our loan portfolio, at December 31, 2006. We originate consumer loans that are not secured by real estate, including automobiles loans as well as home equity loans, which totaled $7.1 million, or 2.9% of our loan portfolio at December 31, 2006.

      Primarily as a result of our acquisition of Clover Leaf Bank, and in an effort to increase our interest income and to reduce the risk to our net income from changes in market interest rates, we have begun to emphasize the origination of commercial real estate and commercial business loans. Compared to our residential mortgage loans, which are typically originated at fixed rates of interest, commercial real estate and commercial business loans generally have higher interest rates and are more sensitive to changes in market interest rates because they have adjustable interest rates and shorter terms to maturity.

      Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                                      At December 31,
                                         -----------------------------------------------------------------------
                                                  2006                    2005                      2004
                                         ---------------------   -----------------------   ---------------------
                                           Amount      Percent      Amount     Percent       Amount     Percent
                                         ---------   ----------   ---------   ----------   ---------   ---------
                                                                   (Dollars in thousands)
Real Estate Loans:
-----------------
   One- to four-family residential
      loans(1)........................   $ 120,355         48.5%  $  97,594         83.0%  $  92,585        81.0%
   Multi-family.......................       8,895          3.6       5,390          4.6       5,689         5.0
   Commercial.........................      68,577         27.7      11,074          9.4       7,755         6.8
   Construction and land..............      17,181          6.9       2,317          1.9       7,412         6.5
                                         ---------   ----------   ---------   ----------   ---------   ---------
      Total real estate loans.........     215,008         86.7     116,375         98.9     113,441        99.3
                                         ---------   ----------   ---------   ----------   ---------   ---------

Commercial business...................      25,907         10.4          --           --          --          --
                                         ---------   ----------   ---------   ----------   ---------   ---------

Consumer Loans:
--------------
   Automobile.........................       2,028          0.8       1,081          0.9         674         0.5
   Home equity........................       3,364          1.4          --           --          --          --
   Other..............................       1,733          0.7         176          0.2         181         0.2
                                         ---------   ----------   ---------   ----------   ---------   ---------
      Total consumer loans............       7,125          2.9       1,257          1.1         855         0.7
                                         ---------   ----------   ---------   ----------   ---------   ---------

Total loans...........................     248,040        100.0%    117,632        100.0%    114,296       100.0%
                                                     ==========               ==========               =========
Less:
Undisbursed portion of
   construction loans.................       1,257                    1,422                    1,546
Deferred loan origination fees, net...          48                      137                      161
Allowance for loan losses.............       1,710                      428                      428
                                         ---------                ---------                ---------

Total loans, net......................   $ 245,025                $ 115,645                $ 112,161
                                         =========                =========                =========

                                                         At December 31,
                                         ---------------------------------------------
                                                  2003                    2002
                                         ---------------------   ---------------------
                                           Amount     Percent      Amount     Percent
                                         ---------   ---------   ---------   ---------
                                                     (Dollars in thousands)
Real Estate Loans:
-----------------
   One- to four-family residential
      loans(1)........................   $  89,547        84.9%  $  82,379        87.1%
   Multi-family.......................       2,421         2.3       2,464         2.6
   Commercial.........................       5,038         4.8       3,944         4.2
   Construction and land..............       7,782         7.4       5,176         5.5
                                         ---------   ---------   ---------   ---------
      Total real estate loans.........     104,788        99.4      93,963        99.4
                                         ---------   ---------   ---------   ---------

Commercial business...................          --          --          --          --
                                         ---------   ---------   ---------   ---------

Consumer Loans:
--------------
   Automobile.........................         629         0.5         526         0.5
   Home equity........................          --          --          --          --
   Other..............................          92         0.1          58         0.1
                                         ---------   ---------   ---------   ---------
      Total consumer loans............         721         0.6         584         0.6
                                         ---------   ---------   ---------   ---------

Total loans...........................     105,509       100.0%     94,547       100.0%
                                                     =========               =========
Less:
Undisbursed portion of
   construction loans.................       3,745                   2,419
Deferred loan origination fees, net...         190                      34
Allowance for loan losses.............         429                     399
                                         ---------               ---------

Total loans, net......................   $ 101,145               $  91,695
                                         =========               =========

----------
(1)   At December 31, 2006, includes loans held for sale of $1.0 million.

      Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2006.

                                                                                   Commercial Real       Construction and
                             One- to Four-Family(2)        Multi-Family                Estate                 Land(3)
                             ----------------------   ----------------------   ----------------------   ---------------------
                                           Weighted                Weighted                 Weighted                Weighted
                                           Average                  Average                  Average                Average
                               Amount       Yield       Amount       Yield       Amount       Yield      Amount      Yield
                             ----------   ---------   ----------   ---------   ---------   ----------   --------   ---------
                                                                (Dollars in thousands)
Due During the Years
Ending December 31,
2007 (1) .................   $    1,731        6.46%  $      857        6.86%  $  21,533        7.75%   $  4,202        7.70%
2008 to 2011 .............        9,471        6.23        2,986        6.58      36,942        6.62       7,393        6.59
2012 and beyond ..........      109,153        5.86        5,052        5.45      10,102        6.41       5,586        6.86
                             ----------               ----------   ---------   ---------                --------

   Total .................   $  120,355        6.18%  $    8,895        6.30%  $  68,577        6.93%   $ 17,181        7.05%
                             ==========               ==========               =========                ========

 Commercial Business         Consumer Loans                Total
----------------------   ----------------------   -----------------------
              Weighted                 Weighted                  Weighted
              Average                  Average                   Average
  Amount       Yield       Amount       Yield       Amount        Yield
----------   ---------   ----------   ---------   ----------    ---------
                          (Dollars in thousands)

$   17,796        7.58%  $      937        7.53%  $   47,056         7.31%
     6,223        6.99        3,728        6.36       66,743         6.56
     1,888        7.96        2,460        7.03      134,241         6.60
----------               ----------               ----------

$   25,907        7.51%  $    7,125        6.97%  $  248,040         6.82%
==========               ==========               ==========

(1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.

(2)   Includes loans held for sale.

(3)   Includes land acquisition loans.

      The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2006 that are contractually due after December 31, 2007.

                                                  Due After December 31, 2007
                                              ----------------------------------
                                                Fixed     Adjustable     Total
                                              ---------   ----------   ---------
                                                        (In thousands)

One- to four-family residential loans .....   $  75,499   $   43,125   $ 118,624
Multi-family ..............................       6,238        1,800       8,038
Commercial real estate ....................      45,304        1,740      47,044
Construction and land .....................      10,406        2,573      12,979
                                              ---------   ----------   ---------
   Total real estate loans ................     137,447       49,238     186,685

Commercial business .......................       7,496          615       8,111
Consumer loans ............................       5,379          809       6,188
                                              ---------   ----------   ---------

   Total loans ............................   $ 150,322   $   50,662   $ 200,984
                                              =========   ==========   =========

      One- to Four-Family Residential Real Estate Loans. Historically, we have emphasized the origination of one- to four-family residential loans, virtually all of which are collateralized by properties located in our market area. As of December 31, 2006, these loans totaled $120.4 million, or 48.5% of our total loan portfolio. Virtually all of our residential real estate loans have fixed rates of interest. Currently, we do not offer adjustable interest rates on our one- to four-family mortgage loans primarily because our customers prefer fixed-rate mortgage loans in the relatively low interest rate environment that currently exists. We generally sell most of the conforming loans that we originate, but we generally retain the servicing rights on these loans. We intend to sell a greater percentage of our residential real estate loan originations on a servicing-retained basis. At December 31, 2006, we were servicing $35.5 million in loans for others.

      We currently offer one- to four-family residential mortgage loans with terms of 5, 7, 10, 15, 20, 30 and 40 years. Our five-year loans provide for principal and interest amortization of up to 30 years with a balloon payment at the end of the five-year term. All of our 10, 15, 20, 30 and 40-year loans amortize over the term of the loan.

      For one- to four-family residential real estate loans, we may lend up to 80% of the property's appraised value, or up to 100% of the property's appraised value if the borrower obtains private mortgage insurance. We require title insurance on all of our one- to four-family mortgage loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to at least the lesser of the loan balance or the replacement cost of the improvements on the property. We require a property appraisal for all mortgage loans that are underwritten to comply with secondary market standards. Appraisals are conducted by independent appraisers from a list approved by our board of directors. Our residential real estate loans include "due-on-sale" clauses.

      Commercial Real Estate Loans. As a result of our acquisition of Clover Leaf Bank, we have increased our emphasis on commercial real estate lending. Loans secured by commercial real estate totaled $68.6 million, or 27.7% of our total loan portfolio as of December 31, 2006. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties, and more specialized properties such as churches. We originate commercial real estate loans with a typical term of five years with balloon payments. These loans generally amortize over 15 to 20 years. We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate. Our largest commercial real estate loan at December 31, 2006 had a principal balance of $2.7 million and was collateralized primarily by office and warehouse buildings. This loan is performing in accordance with its repayment terms.

      Commercial real estate loans generally have higher interest rates than the interest rates on residential mortgage loans, and are more sensitive to changes in market interest rates because they often have adjustable interest rates and shorter terms. Commercial real estate loans have significant additional risk compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the repayment of commercial real estate loans typically depends on the successful operation of the related real estate project, and thus may be subject to a greater extent than residential mortgage loans to adverse conditions in the real estate market or in the economy generally.

      In our underwriting of commercial real estate loans, we may lend up to 80% of the property's appraised value in the case of loans secured by apartments, and up to 75% of the property's appraised value on loans secured by other commercial properties. We require independent appraisals for all commercial real estate loans in excess of $250,000. For loans that do not exceed this amount, we require that an officer prepare a memorandum of value detailing comparable values based upon tax bills, prior appraisals, and income information on revenue-producing property. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt service. In evaluating whether to make a commercial real estate loan, we place primary emphasis on the ratio of net cash flow to debt service on the property, and we generally require a ratio of cash flow to debt service of at least 120%, computed after deduction for a vacancy factor and property expenses we deem appropriate.

      We require title insurance on all of our commercial real estate loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained. In addition, we generally require that the borrower personally guarantee the repayment of the loan.

      Construction and Land Loans. We originate two types of residential construction loans: (i) construction/speculative loans, and (ii) construction/permanent loans. As of December 31, 2006, construction and land loans totaled $17.2 million, or 6.9%, of our total loan portfolio.

      Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either First Clover Leaf Bank or another lender. The homebuyer may enter into a purchase contract either during or after the construction period. These loans have the risk that the builder will have to make interest and principal payments on the loan, and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction. Funds are disbursed in phases as construction is completed. All construction/speculative loans require that the builder-borrower personally guarantee the full repayment of the principal and interest on the loan and make interest payments during the construction phase. These loans are generally originated for a term of twelve months, with interest rates that are tied to the prime lending rate, and with a loan-to-value ratio of no more than 75% of the lower of cost or the estimated value of the completed property. Generally, we limit our construction/speculative loans to one property per borrower at any given time, and the largest number of construction/speculative loans we have originated to a single borrower at any given time was for seven properties. At December 31, 2006, the largest outstanding concentration of credit to one builder consisted of a residential subdivision development with an aggregate balance of $4.5 million, which were performing in accordance with their repayment terms.

      Construction/permanent loans are made to either a homebuilder or a homeowner who, at the time of construction, has a signed contract together with a commitment for permanent financing from First Clover Leaf Bank or another lender for the finished home. The construction phase of a loan generally lasts up to six months, and the interest rate charged generally corresponds to the rate of the committed permanent loan, with loan-to-value ratios of up to 80% (or up to 100% if the borrower obtains private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. Following the initial 6-month period, construction/permanent loans convert to permanent loans, regardless of whether the construction phase has been completed. At December 31, 2006 the largest single outstanding construction loan of this type had an outstanding balance of $1.5 million, and had a committed line of credit of $1.5 million. At December 31, 2006, the loan was performing in accordance with its repayment terms.

      Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the home construction. Construction delays or the financial impairment of the builder may further impair the borrower's ability to repay the loan.

      Our procedures for underwriting construction/speculative loans include an assessment of the borrower's credit history and the borrower's ability to meet other existing debt obligations, as well as payment of principal and interest on the proposed loan. We use the same underwriting standards and procedures for construction/permanent lending as we do for one- to four-family residential real estate lending.

      We also originate land development loans to area homebuilders that are secured by individual unimproved or improved residential building lots. Land loans are generally offered with variable prime-based interest rates with terms of up to two years. The maximum loan-to-value ratio is 65% of the lower of cost or appraised value of the property.

      Multi-Family Loans. Loans secured by multi-family real estate totaled $8.9 million, or 3.6%, of our total loan portfolio at December 31, 2006. Multi-family real estate loans generally are secured by apartment buildings and rental properties. All of our multi-family real estate loans are secured by properties located within our lending area. At December 31, 2006, our largest multi-family real estate loan had a principal balance of $2.6 million and was secured by an apartment complex. As of December 31, 2006, none of our loans secured by multi-family real estate were non-performing, except one loan of $395,000 which was a non-accrual loan. Multi-family real estate loans generally are offered with adjustable interest rates that adjust after one, three or five years. The interest rate adjustments are tied to either a Treasury Bill Index tied to the adjustment period, or to a Cost of Funds Index. Multi-family loans generally are originated for terms of up to 15 years, but in some cases, we will make multi-family loans with terms of up to 30 years.

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

      Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loan. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

      Consumer Loans. Our consumer loans consist primarily of automobile loans, home equity lines of credit and overdraft loans, loans secured by deposits and securities, and unsecured personal loans. As of December 31, 2006, consumer loans totaled $7.1 million, or 2.9%, of our total loan portfolio.

      Automobile loans are generally offered with maturities of up to 60 months for new automobiles, while loans secured by used automobiles have maximum terms that vary depending on the age of the automobile. We require all borrowers to maintain collision insurance on automobiles securing loans in excess of $1,000, with First Clover Leaf Bank listed as loss payee. In those instances where the borrower fails to maintain adequate insurance coverage, we are further protected against loss through a third-party policy insurance coverage. Our automobile loan portfolio totaled $2.0 million or 0.8%, of total loans at December 31, 2006.

      At December 31, 2006, home equity lines of credit totaled $3.4 million or 1.4%, of total loans. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residential properties. Through our acquisition of Clover Leaf Bank, we have increased our originations of home equity loans through targeted marketing. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 100% (including senior liens on the subject property). We currently offer these loans for terms of up to five years and with adjustable rates that are tied to the prime lending rate. Clover Leaf Bank previously offered these products with a maximum loan to appraised value of 85% with terms of up to 10 years, and we still retain some of these longer-term loans.

      Consumer loans generally entail greater credit risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining value often does not warrant further substantial collection efforts against the borrower. Further, consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

      Our procedures for underwriting consumer loans include an assessment of the borrower's credit history and ability to meet other existing debt obligations, as well as payments of principal and interest on the proposed loans. The stability of the borrower's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although the borrower's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount. We require independent appraisals for all consumer loans in excess of $50,000. For loans that do not exceed this amount, we require that an officer prepare a memorandum of value detailing comparable values based upon tax bills or other available information.

      Commercial Business Loans. We currently offer commercial business loans to existing customers in our market area, some of which are secured in part by additional real estate collateral. We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans are generally for less than five years. Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate. At December 31, 2006, we had commercial business loans outstanding with an aggregate balance of $25.9 million, or 10.4%, of the total loan portfolio. As of December 31, 2006, our largest commercial business loan consisted of a $12.0 million line of credit with a balance of $10.0 million, which was secured primarily by accounts receivable, and was performing in accordance with its terms. At December 31, 2006, $1.0 million of this loan had been sold by First Clover Leaf Bank to First Clover Leaf Financial Corp.

      Through our acquisition of Clover Leaf Bank, we have increased our emphasis on commercial business lending. These loans tend to have higher rates of interest than residential mortgage loans, and are more sensitive to changes in market interest rates because they often have adjustable interest rates and shorter terms. In addition, commercial business lending gives us greater access to commercial borrowers that may open transactional checking accounts with First Clover Leaf Bank.

      Commercial credit decisions are based upon a complete credit review of the borrower. A determination is made as to the borrower's ability to repay in accordance with the proposed terms as well as an overall assessment of the credit risks involved. Personal guarantees of borrowers are generally required. In evaluating a commercial business loan, we consider debt service capabilities, actual and projected cash flows and the borrower's inherent industry risks. Credit agency reports of the borrower's credit history as well as bank checks and trade investigations supplement the analysis of the borrower's creditworthiness. Collateral supporting a secured transaction is also analyzed to determine its marketability and liquidity. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment generally depends on the successful operation of the borrower's business.

      Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory, equipment or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the projected cash flow of the company or liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

      Loan Originations, Purchases, Sales and Servicing. Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by competing lenders in our market area. This includes banks, savings institutions, credit unions, mortgage banking companies, and life insurance companies. Loan originations are derived from a number of sources, including existing or prior customers and walk-in customers.

      Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand. Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period. One- to four-family residential mortgage loans are generally underwritten to conform to Fannie Mae and Freddie Mac seller/servicer guidelines, and are currently originated on a fixed interest rate basis only. We generally sell most of our conforming loans but retain the servicing rights on loans that we originate, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $35.5 million of loans for others.

      Loan Approval Procedures and Authority. Our lending activities are subject to written underwriting standards and loan origination procedures adopted by management and the Board of Directors. For single family, owner-occupied real estate loans, the President of First Clover Leaf Bank is authorized to approve loans up to $500,000, while the Senior Vice President - Chief Lending Officer is authorized to approve loans up to $350,000. For secured commercial real estate loans and construction and land loans, the President and Senior Vice President - Chief Lending Officer are authorized to approve loans up to $350,000 and $250,000, respectively; for secured consumer loans, these officers may approve loans up to $100,000 and $75,000, respectively; and for overdrafts and unsecured credits, these officers may approve loans up to $50,000 and $25,000, respectively. When acting together, these officers may approve new loans in amounts up to 150% of their combined lending limits, and may approve renewals of commercial business and commercial real estate loans in amounts up to 200% of their combined lending limits where there has been no deterioration in either the payment pattern or financial strength of the borrower. However, the entire Board of Directors must approve all loans in excess of $3.0 million. In addition, the Board of Directors generally ratifies all pre-authorized loan approvals.

      Loans to One Borrower. At December 31, 2006, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $9.7 million. At that date, the largest lending relationship with the Bank totaled $9.0 million and consisted of one loan secured primarily by accounts receivable.

Asset Quality

      Loan Delinquencies and Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to correct the delinquency and restore the loan to a current status. We will send a borrower a reminder notice 15 days after an account becomes delinquent, and our employees are authorized to use their discretion whether direct telephone contact is required at that time. If the borrower does not remit the entire payment due by the end of the month, we try to make direct contact with the borrower to arrange a payment plan. If a satisfactory payment plan is not established within 50 days of a delinquency, we will send a demand letter to the borrower. If a satisfactory payment plan has not been arranged within 60 days following a delinquency, we may instruct our attorneys to institute foreclosure proceedings depending on the loan-to-value ratio or our relationship with the borrower. Foreclosed property is held as other real estate owned.

      Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and our actions and plans to cure the delinquent status of the loans and to dispose of any real estate acquired through foreclosure.

      Non-Accrual Loans. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, we place all loans 90 days or more past due on non-accrual status. In addition, we place any loan on non-accrual status if any part of it is classified as loss or if any part has been charged-off. When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Loans are charged-off no later than 120 days following their delinquency, unless the loans are well-collateralized or in the process of collection.

      As of December 31, 2006, our total non-accrual loans amounted to $1.4 million compared to $4,000 at December 31, 2005. As of December 31, 2006, the largest non-accrual loan was secured by an apartment complex and amounted to $395,000.

      Non-Performing and Impaired Loans and Non-Performing Assets. The table below sets forth the amount and categories of our non-performing and impaired loans and non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                                 At December 31,
                                                       -------------------------------------------------------------------
                                                           2006         2005          2004         2003          2002
                                                       -----------   -----------   -----------   -----------   -----------
                                                                             (Dollars in thousands)
Non-accrual loans:
   One- to four-family .............................   $       579   $        --   $        --   $        --   $        --
   Multi-family ....................................           395            --            --            --            --
   Commercial real estate ..........................           396            --            --            --            --
   Consumer ........................................             1             4            --            --            --
                                                       -----------   -----------   -----------   -----------   -----------
      Total non-accrual loans ......................         1,371             4            --            --            --
                                                       -----------   -----------   -----------   -----------   -----------
Accruing loans delinquent 90 days or more:
   One- to four-family .............................            16            --            --           140           119
   Consumer ........................................            --            11             3            --            --
                                                       -----------   -----------   -----------   -----------   -----------
      Total accruing loans delinquent 90
         days or more ..............................            16            11             3           140           119
                                                       -----------   -----------   -----------   -----------   -----------
      Total non-performing loans ...................         1,387            15             3           140           119

Other impaired loans:
   Commercial real estate ..........................           918            --            --            --            --
   Construction and land ...........................         1,467            --            --            --            --
   Commercial business .............................           149            --            --            --            --
                                                       -----------   -----------   -----------   -----------   -----------
      Total other impaired loans ...................         2,534            --            --            --            --
                                                       -----------   -----------   -----------   -----------   -----------

Total non-performing and impaired loans ............   $     3,921            15             3           140           119
                                                       -----------   -----------   -----------   -----------   -----------

Real estate owned:
   One- to four-family .............................            --            --            --            --            --
                                                       -----------   -----------   -----------   -----------   -----------
      Total real estate owned ......................            --            --            --            --            --
                                                       -----------   -----------   -----------   -----------   -----------

Total non-performing and impaired assets ...........   $     3,921   $        15   $         3   $       140   $       119
                                                       ===========   ===========   ===========   ===========   ===========
Allowance for loan losses attributable to
   non-performing and impaired loans ...............   $       396   $         4   $        --   $        14   $        11

Ratios:
   Non-performing and impaired loans
      to total loans ...............................          1.60%         0.01%         0.00%         0.13%         0.13%
   Non-performing and impaired assets
      to total assets ..............................          0.96          0.01          0.00          0.12          0.10

      For the year ended December 31, 2006, $58,000 of gross interest income would have been recorded had our non-accruing loans been current in accordance with their original terms. Interest income recognized on such loans for 2006 was immaterial.

      At December 31, 2006, we had no loans which were not currently classified as non-accrual, 90 days past due or impaired, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or impaired.

      Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2006, we held no real estate owned.

      Classification of Assets. Our policies, consistent with regulatory guidelines, require that we classify loans and other assets, such as securities, that are considered to be of lesser quality, as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectable and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management.

      When we classify assets as either substandard or doubtful, we allocate for analytical purposes a portion of our general valuation allowances to these assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the probable risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off the amount of the assets. Our determination as to the classification of assets and the amount of valuation allowances is subject to review by regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulatory guidelines and accounting principles generally accepted in the United States of America .

      On the basis of management's review of our assets, at December 31, 2006, we had classified $3.3 million of our assets as substandard and $0 as doubtful.

      The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                                       Loans Delinquent For
                                        -------------------------------------------------
                                               60-89 Days             90 Days and Over               Total
                                        -----------------------   -----------------------   -----------------------
                                          Number       Amount       Number       Amount       Number       Amount
                                        ----------   ----------   ----------   ----------   ----------   ----------
                                                                   (Dollars in thousands)
At December 31, 2006
--------------------
   One- to four-family residential ..            2   $       94            4   $      102            6   $      196
   Multi-family......................           --           --            1          395            1          395
   Commercial Business...............            2          147            1           18            3          165
   Consumer..........................            2           28           --           --            2           28
                                        ----------   ----------   ----------   ----------   ----------   ----------
      Total..........................            6   $      269            6   $      515           12   $      784
                                        ==========   ==========   ==========   ==========   ==========   ==========

At December 31, 2005
--------------------
   One- to four-family residential ..            1   $       52           --   $       --            1   $       52
   Multi-family......................            1            2           --           --            1            2
   Consumer..........................           --           --            4           15            4           15
                                        ----------   ----------   ----------   ----------   ----------   ----------
      Total..........................            2   $       54            4   $       15            6   $       69
                                        ==========   ==========   ==========   ==========   ==========   ==========

At December 31, 2004
--------------------
   One- to four-family residential ..            2   $      152           --   $       --            2   $      152
   Consumer..........................           --           --            1            3            1            3
                                        ----------   ----------   ----------   ----------   ----------   ----------
      Total..........................            2   $      152            1   $        3            3   $      155
                                        ==========   ==========   ==========   ==========   ==========   ==========

At December 31, 2003
--------------------
   One- to four-family residential ..            1   $       41            3   $      140            4   $      181
                                        ----------   ----------   ----------   ----------   ----------   ----------
      Total..........................            1   $       41            3   $      140            4   $      181
                                        ==========   ==========   ==========   ==========   ==========   ==========

At December 31, 2002
--------------------
   One- to four-family residential ..            4   $      148            2   $      114            6   $      262
   Consumer..........................           --           --            3            5            3            5
                                        ----------   ----------   ----------   ----------   ----------   ----------
      Total..........................            4   $      148            5   $      119            9   $      267
                                        ==========   ==========   ==========   ==========   ==========   ==========

   Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

                                                                                     At or For the Years Ended
                                                                                            December 31,
                                                               -----------------------------------------------------------------
                                                                   2006           2005         2004          2003        2002
                                                               ------------   -----------   -----------   ----------   ---------
                                                                                       (Dollars in thousands)
Balance at beginning of year................................   $        428   $       428   $       429   $      399   $     399
                                                               ------------   -----------   -----------   ----------   ---------
Charge-offs:
   Consumer.................................................             (1)           --            (1)          --          --
                                                               ------------   -----------   -----------   ----------   ---------
      Total charge-offs.....................................             (1)           --            (1)          --          --
                                                               ------------   -----------   -----------   ----------   ---------
Recoveries:
   Consumer.................................................              5            --            --           --          --
                                                               ------------   -----------   -----------   ----------   ---------
      Total recoveries......................................              5            --            --           --          --
                                                               ------------   -----------   -----------   ----------   ---------

Net (charge-offs) recoveries................................              4            --            (1)          --          --
                                                               ------------   -----------   -----------   ----------   ---------
Allowance acquired..........................................            911            --            --           --          --
                                                               ------------   -----------   -----------   ----------   ---------
Provision for loan losses...................................            367            --            --           30          --
                                                               ------------   -----------   -----------   ----------   ---------

Balance at end of year......................................   $      1,710   $       428   $       428   $      429   $     399
                                                               ============   ===========   ===========   ==========   =========

Ratios:
Net charge-offs (recoveries) to average loans outstanding...           0.00%         0.00%         0.00%        0.00%       0.00%
Allowance for loan losses to non-performing
   and impaired loans.....................................            43.61      2,853.33     14,266.67       306.43      335.29
Allowance for loan losses to total loans....................           0.70          0.37          0.38         0.41        0.42

      The allowance for loan losses is a valuation account that reflects our evaluation of the credit losses inherent in our loan portfolio. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

      Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: our historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information and prevailing economic conditions. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

      In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our loan portfolio and the related allowance for loan losses. The Office of Thrift Supervision may require us to increase the allowance for loan losses based on its judgments of information available to it at the time of its examination, thereby adversely affecting our results of operations.

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

                                                                    At December 31,
                              --------------------------------------------------------------------------------------
                                                 2006                                         2005
                              ----------------------------------------   -------------------------------------------
                                                           Percent of                                    Percent of
                                                            Loans in                                      Loans in
                               Allowance       Loan           Each       Allowance           Loan           Each
                               for Loan     Balances by    Category to   for Loan         Balances by    Category to
                                Losses       Category      Total Loans    Losses           Category      Total Loans
                              ----------   -------------   -----------   ---------        -----------    -----------
                                                                 (Dollars in thousands)
Real Estate Loans:
   One- to four-family ....   $      400   $     120,355          48.5%  $     353        $    97,594           83.0%
   Multi-family ...........           65           8,895           3.6          19              5,390            4.6
   Commercial .............          753          68,577          27.7          40             11,074            9.4
   Construction and land ..          324          17,181           6.9           8              2,317            1.9
Commercial business .......          145          25,907          10.4          --                 --             --
Consumer ..................           23           7,125           2.9           8              1,257            1.1
                              ----------   -------------   -----------   ---------        -----------    -----------
   Total allocated
   allowance ..............   $    1,710   $     248,040         100.0%  $     428        $   117,632          100.0%
                                           =============   ===========                    ===========    ===========
Unallocated allowance .....           --                                        --
                              ----------                                 ---------
   Total ..................   $    1,710                                 $     428
                              ==========                                 =========

                                           At December 31,
                              ----------------------------------------
                                                2004
                              ----------------------------------------
                                                           Percent of
                                                            Loans in
                               Allowance       Loan           Each
                               for Loan     Balances by    Category to
                                Losses       Category      Total Loans
                              ----------   -------------   -----------
                                       (Dollars in thousands)
Real Estate Loans:
   One- to four-family ....   $      344   $      92,585          81.0%
   Multi-family ...........           19           5,689           5.0
   Commercial .............           29           7,755           6.8
   Construction and land ..           28           7,412           6.5
Commercial business .......           --              --            --
Consumer ..................            8             855           0.7
                              ----------   -------------   -----------
   Total allocated
   allowance ..............   $      428   $     114,296         100.0%
                                           =============   ===========
Unallocated allowance .....           --
                              ----------
   Total ..................   $      428
                              ==========

                                                               At December 31,
                              --------------------------------------------------------------------------------
                                                2003                                     2002
                              ----------------------------------------   -------------------------------------
                                                            Percent of                             Percent of
                                                             Loans in                               Loans in
                               Allowance       Loan           Each       Allowance      Loan          Each
                               for Loan     Balances by    Category to   for Loan    Balances by   Category to
                                Losses       Category      Total Loans    Losses      Category     Total Loans
                              ----------   -------------   -----------   ---------   -----------   -----------
                                                           (Dollars in thousands)
Real Estate Loans:
   One- to four-family ....   $      353   $      89,547          84.9%  $     329   $    82,379          87.1%
   Multi-family ...........            9           2,421           2.3           9         2,464           2.6
   Commercial .............           20           5,038           4.8          16         3,944           4.2
   Construction and land ..           31           7,782           7.4          21         5,176           5.5
Commercial business .......           --              --            --          --            --            --
Consumer ..................            4             721           0.6           8           584           0.6
                              ----------   -------------   -----------   ---------   -----------   -----------
   Total allocated
   allowance ..............   $      417   $     105,509         100.0%  $     383   $    94,547         100.0%
                                           =============   ===========               ===========   ===========
Unallocated allowance .....           12                                        16
                              ----------                                 ---------
   Total ..................   $      429                                 $     399
                              ==========                                 =========

      Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the losses inherent in the loan portfolio, including management's periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within First Clover Leaf Bank's immediate market area, and both peer financial institution historic loan loss experience and allowance for loan loss levels.

Investment Activities

      We are permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities. First Clover Leaf Bank is also required to invest in Federal Home Loan Bank stock.

      SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

      Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities are included in earnings. We do not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. We have classified all of our securities as available for sale at December 31, 2006.

      All of our securities carry market risk insofar as increases in market interest rates may cause a decrease in their market value. Many also carry prepayment risk insofar as they may be called prior to maturity in times of low market interest rates, so that we may have to invest the funds at a lower interest rate. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

      Generally, our investment policy, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

      Our investment policy does not permit engaging directly in hedging activities or purchasing high-risk mortgage derivative products.

      Our debt securities are mainly composed of securities issued by the U.S. Government and government agencies (primarily the Federal Home Loan Bank, Fannie Mae and Freddie Mac) and investment grade corporate debt securities, although from time to time we make other investments as permitted by applicable laws and regulations.

      Available-for-Sale Portfolio. The following table sets forth the composition of our available-for-sale portfolio at the dates indicated. For further information see Notes 1 and 3 of the Notes to Consolidated Financial Statements.

                                                                     At December 31,
                                       ------------------------------------------------------------------------
                                                2006                     2005                     2004
                                       ----------------------   ----------------------   ----------------------
                                       Amortized                Amortized                Amortized
                                          Cost     Fair Value     Cost      Fair Value      Cost     Fair Value
                                       ---------   ----------   ---------   ----------   ---------   ----------
                                                                     (In thousands)
Investment Securities:
   Federal agency obligations ......   $  35,652   $   35,622   $   8,402   $    8,255   $   9,501   $    9,499
   Corporate .......................       3,597        3,461       4,849        4,689       4,854        4,835
   State and municipal securities ..       3,357        3,336          --           --          --           --
   Mortgage-backed securities ......       3,375        3,413          --           --          --           --
                                       ---------   ----------   ---------   ----------   ---------   ----------

   Total investment securities
      available for sale ...........   $  45,981   $   45,832   $  13,251   $   12,944   $  14,355   $   14,334
                                       =========   ==========   =========   ==========   =========   ==========

      Held-to-Maturity Portfolio. The following table sets forth the composition of our held-to-maturity portfolio at the dates indicated.

                                                                    At December 31,
                                       ------------------------------------------------------------------------
                                                2006                     2005                     2004
                                       ----------------------   ----------------------   ----------------------
                                       Amortized                Amortized                Amortized
                                          Cost     Fair Value      Cost     Fair Value      Cost     Fair Value
                                       ---------   ----------   ---------   ----------   ---------   ----------
                                                                     (In thousands)
   Mortgage-backed securities held
      to maturity .............        $      --   $       --   $     353   $      338   $     472   $      465
                                       =========   ==========   =========   ==========   =========   ==========

      Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                          More than One Year  More than Five Years     More than Ten
                       One Year or Less   through Five Years   through Ten Years           Years              Total Securities
                      ------------------  ------------------  --------------------  ------------------  ----------------------------
                                Weighted            Weighted            Weighted              Weighted                     Weighted
                      Amortized  Average  Amortized  Average  Amortized  Average    Amortized  Average   Amortized   Fair   Average
                        Cost      Yield     Cost      Yield      Cost     Yield       Cost      Yield      Cost     Value    Yield
                      --------- --------  --------- --------  --------- ----------  --------- --------  --------- -------- --------
                                                                  (Dollars in thousands)
Available for Sale:
Investment
   Securities
   U.S. Government
      and agency
      securities .... $   5,291     5.24% $  19,610     5.20% $   9,751       5.33% $   1,000     6.22% $  35,652 $ 35,622     5.27%
   Corporate bonds ..       501     3.97      2,249     4.10         --         --        847     5.06      3,597    3,461     4.31
   State and
      municipal
      securities ....        --       --         --       --        357       5.05      3,000     5.00      3,357    3,336     5.01
   Mortgage-backed
      securities ....         8     8.50      2,301     5.26        906       5.86        160     6.48      3,375    3,413     5.49
                      ---------           ---------           ---------             ---------           --------- --------

   Total debt
      securities
      available for
      sale ......     $   5,800     5.13% $  24,160     5.10% $  11,014       5.36% $   5,007     5.30% $  45,981 $ 45,832     5.19%
                      ========= ========  ========= ========  ========= ==========  ========= ========  ========= ======== ========

Sources of Funds

      General. Deposits are our primary source of funds for lending and other investment purposes. In addition to deposits, we derive funds primarily from principal and interest payments on loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by market interest rates. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, and may be used on a longer-term basis for general business purposes.

      Deposits. Residents of our primary market area are our main source of deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. From time to time, we supplement our funding with brokered deposits, which totaled $681,000 at December 31, 2006. Our deposit products include demand and NOW, money market, savings, and term certificate accounts. Through our acquisition of Clover Leaf Bank and in connection with our emphasis on the origination of commercial business loans, we have begun to promote money market accounts with adjustable interest rates. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Clover Leaf Bank on a periodic basis. Management determines the rates and terms based on rates paid by our competitors, our needs for funds or liquidity, growth goals and federal and state regulations.

     Interest-Bearing Deposit Accounts by Type. The following table sets forth the average balances of our interest-bearing deposits in the various types of deposit programs for the periods indicated.

                                                                    Years Ended December 31,
                                    -----------------------------------------------------------------------------------------------
                                                 2006                             2005                             2004
                                    ------------------------------   ------------------------------   -----------------------------
                                                          Weighted                         Weighted                        Weighted
                                     Average               Average   Average               Average     Average             Average
                                     Balance    Percent     Rate     Balance     Percent     Rate      Balance   Percent     Rate
                                    ---------   -------   --------   ---------   -------   --------   --------   -------   --------
                                                                         (Dollars in Thousands)
Interest-bearing transaction ...    $  20,012     12.46%    3.18%    $      --        --%      --%    $     --        --%      --%
Savings deposits ...............       31,971     19.90     2.10        25,774     25.76     1.87       29,261     29.60     1.60
                                    ---------   -------              ---------   -------              --------   -------
                                       51,983     32.36     2.52        25,774     25.76     1.87       29,261     29.60     1.60

Certificates of deposit ........      108,652     67.64     4.27        74,275     74.24     3.35       69,587     70.40     2.91
                                    ---------   -------              ---------   -------              --------   -------
   Total interest-bearing
     deposits ..................    $ 160,635    100.00%    3.70%    $ 100,049    100.00%    2.97%    $ 98,848    100.00%    2.53%
                                    =========   =======              =========   =======              ========   =======

     Time Deposit Balances and Maturities. The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2006.

                                                                   Maturity
                                                   ---------------------------------------------
                                                   3 Months   Over 3 to 6   Over 6 to    Over 12
                                                    or Less      Months     12 Months    Months      Total
                                                   --------   -----------   ---------   --------   ---------
                                                                            (In thousands
Certificates of deposit less than $100,000 ......  $ 28,903   $    15,477   $  37,205   $ 40,953   $ 122,538
Certificates of deposit of $100,000 or more(1) ..     3,075         1,719       7,324      6,535      18,653
                                                   --------   -----------   ---------   --------   ---------
   Total of certificates of deposit .............  $ 31,978   $    17,196   $  44,529   $ 47,488   $ 141,191
                                                   ========   ===========   =========   ========   =========

----------
(1) The weighted average interest rates for these accounts, by maturity period, were: 4.13% for 3 months or less; 4.79% for over 3 to 6 months; 4.91% for over 6 to 12 months; and 4.59% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 4.66%.

Borrowings. Our borrowings consist of Federal Home Loan Bank advances, reverse repurchase agreements and subordinated debentures. At December 31, 2006, we had $10.3 million in advances and access to additional Federal Home Loan Bank advances of up to $61.7 million, and we had $29.4 million in securities sold under agreements to repurchase. In connection with our acquisition of Clover Leaf, we assumed subordinated debentures that Clover Leaf originally issued in May 2005 through a newly formed special purpose trust. For additional information on our subordinated debentures, please see note 11 to our Consolidated Financial Statements contained within our Annual Report to Stockholders.

Subsidiary Activities

      First Clover Leaf Financial Corp.'s only subsidiary is First Clover Leaf Bank. First Clover Leaf Bank's only subsidiary is Clover Leaf Financial Services, an insurance agency that sells credit life and disability insurance policies.

Personnel

      As of December 31, 2006, we had 44 full-time employees and eight part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

                           SUPERVISION AND REGULATION

General

      First Clover Leaf Bank is a federally chartered savings bank. First Clover Leaf Bank was formerly named First Federal Savings and Loan Association of Edwardsville, and was re-named First Clover Leaf Bank in connection with our acquisition of Clover Leaf Bank in July 2006.

      First Clover Leaf Bank is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution's operations and assigns its rating (known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. First Clover Leaf Bank also is a member of, and owns stock in, the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System. First Clover Leaf Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines First Clover Leaf Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.

      Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, or Congress, could have a material adverse impact on us and our operations.

Supervisory Agreement

      First Clover Leaf Bank was formerly named First Federal Savings and Loan Association of Edwardsville, and was re-named First Clover Leaf Bank in connection with our acquisition of Clover Leaf Bank in July 2006. On December 16, 2004, First Federal Savings and Loan Association of Edwardsville entered into a Supervisory Agreement with the Office of Thrift Supervision. The Supervisory Agreement, previously disclosed on a Current Report on Form 8-K filed on February 2, 2005, facilitates corrective actions concerning certain regulatory compliance issues, including violations of the Bank Secrecy Act. In addition, the Office of Thrift Supervision assessed civil money penalties against First Federal Savings & Loan Association of Edwardsville in the amount of $7,700 for its failure to purchase and maintain flood insurance in an appropriate amount on 14 loans and its failure to obtain signed and dated flood notices from the borrowers on eight loans.

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

      (4) to review and amend its Flood Disaster Protection Act policies and procedures to ensure that appropriate flood insurance is obtained and maintained upon all properties securing a loan from First Federal Savings & Loan Association of Edwardsville. The board of directors will review all loans made on or after March 1, 2001 through the effective date of the Supervisory Agreement to ensure that all loans subject to the Flood Disaster Protection Act and regulations thereunder comply with such laws and regulations.

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

      First Clover Leaf Bank believes that it has adopted and implemented the various plans, policies and procedures required by the Supervisory Agreement. However, a failure to comply with the Supervisory Agreement could result in the initiation of a formal enforcement action by the Office of Thrift Supervision, including the imposition of additional civil money penalties. While the Supervisory Agreement has resulted in additional regulatory compliance expenses for First Clover Leaf Bank, the amount of such expenses have not had a material financial impact on us.

Federal Banking Regulation

      Business Activities. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, First Clover Leaf Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. First Clover Leaf Bank also may establish subsidiaries that may engage in activities not otherwise permissible for First Clover Leaf Bank directly, including real estate investment, securities brokerage and insurance agency.

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

      At December 31, 2006, First Clover Leaf Bank's capital exceeded all applicable requirements.

      Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2006, First Clover Leaf Bank was in compliance with the loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. As a federal savings association, First Clover Leaf Bank is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, First Clover Leaf Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association's business.

      "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. First Clover Leaf Bank also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

      A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2006, First Clover Leaf Bank maintained portfolio assets in qualified thrift investments in excess of the percentage required to qualify the Bank under the QTL test.

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

      Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. First Clover Leaf Bank received a "satisfactory" Community Reinvestment Act rating in its most recent federal examination.

      Transactions with Related Parties. A federal savings association's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. First Clover Leaf Financial Corp. and its non-savings institution subsidiaries will be affiliates of First Clover Leaf Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

      First Clover Leaf Bank's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Clover Leaf Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by First Clover Leaf Bank's board of directors.

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

      At December 31, 2006, First Clover Leaf Bank met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in First Clover Leaf Bank are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. First Clover Leaf Bank's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

      On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the Federal Deposit Insurance Corporation adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor beginning in 2010 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund's reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

      On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Depoist Insurance Corporation to more closely tie each financial institution's premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

      Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single insurance fund called the Deposit Insurance Fund. The merger of the two separate insurance funds did not affect the authority of the Financing Corporation, a mix-ownership government corporation, to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the

Financing Corporation assessment was equal to 1.24 basis points for each $100 in domestic deposits maintained at an institution.

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

      Federal Home Loan Bank System. First Clover Leaf Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, First Clover Leaf Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2006, First Clover Leaf Bank was in compliance with this requirement and held $4.3 million of excess stock in the Federal Home Loan Bank of Chicago.

Federal Reserve System

      Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. As of December 31, 2006, First Clover Leaf Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

      The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The Act also requires the federal banking regulators to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of an FDIC-insured institution. As such, if we or First Clover Leaf Bank were to engage in a merger or other acquisition, the effectiveness of its anti-money-laundering controls would be considered as part of the application process. First Clover Leaf Bank believes it has established policies, procedures and systems that comply with the applicable requirements of the law.

Holding Company Regulation

      General. First Clover Leaf Financial Corp. is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over First Clover Leaf Financial Corp. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to First Clover Leaf Bank.

      Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings association was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. First Clover Leaf Financial Corp. is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding

Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

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

Federal Securities Laws

      First Clover Leaf Financial Corp.'s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. First Clover Leaf Financial Corp. is subject to the information, proxy solicitation, insider trader restrictions and other requirements under the Securities Exchange of 1934.

      First Clover Leaf Financial Corp. common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of First Clover Leaf Financial Corp. may not be resold without registration or unless sold in accordance with certain resale restrictions. If First Clover Leaf Financial Corp. meets specified current public information requirements, each affiliate of First Clover Leaf Financial Corp. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer each are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. We will be subject to further reporting and audit requirements beginning with the year ending December 31, 2007 under the requirements of the Sarbanes-Oxley Act.

                                    TAXATION

Federal Taxation

      General. First Clover Leaf Financial Corp. and First Clover Leaf Bank file a consolidated tax return and are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. First Clover Leaf Financial Corp.'s and First Clover Leaf Bank's tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Clover Leaf Financial Corp. or First Clover Leaf Bank.

      Method of Accounting. For federal income tax purposes, First Clover Leaf Financial Corp. and First Clover Leaf Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

      Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the "1996 Act"), we were permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. We were required to use the specific charge off method in computing our bad debt deduction beginning with our 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2006, First Clover Leaf Bank had no reserves subject to recapture.

      Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if First Clover Leaf Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules. At December 31, 2006, our total federal pre-1988 base year reserve was approximately $3.0 million. However, under current law, pre-1988 base year reserves remain subject to recapture if First Clover Leaf Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

      Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. First Clover Leaf Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2006, First Clover Leaf Bank had no net operating loss carryforwards for federal income tax purposes.

      Corporate Dividends-Received Deduction. First Clover Leaf Financial Corp. may exclude from its income 100% of dividends received from First Clover Leaf Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

      Illinois State Taxation. First Clover Leaf Financial Corp. is required to file Illinois income tax returns and pay tax at a stated tax rate of 7.30% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations.

ITEM 2.     DESCRIPTION OF PROPERTY
-----------------------------------

      The following table provides certain information with respect to our offices as of December 31, 2006:

                                                                 Net Book Value
          Location             Leased or Owned   Year Acquired  of Real Property
          --------             ---------------   -------------  ----------------
                                                                 (In thousands)
Main Office
6814 Goshen Road                    Owned             2005          $ 2,615
Edwardsville, Illinois 62025

200 East Park                       Owned             1976              937
Edwardsville, Illinois 62025

2143 Route 157                      Owned             1999            1,726
Edwardsville, Illinois 62025

300 St. Louis Street                Owned             1964              750
Edwardsville, Illinois 62025

      The net book value of our premises, land and equipment was approximately $6.9 million at December 31, 2006.

ITEM 3.     LEGAL PROCEEDINGS
-----------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

      None

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
---------------------------------------------------------------------------
            BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
            ----------------------------------------------

      (a) The information required by this item is incorporated by reference to our Annual Report to Shareholders. No equity securities were sold during the year ended December 31, 2006 that were not registered under the Securities Act.

      (b) Not applicable.

      (c) First Clover Leaf Financial Corp. did not repurchase any of its equity securities during the year ended December 31, 2006.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------

      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference to our Annual Report to Shareholders.

ITEM 7.     FINANCIAL STATEMENTS
--------------------------------

      The consolidated financial statements included in our Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

      Information required by this item is incorporated herein by reference from our definitive Annual Meeting Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal II - Ratification of Appointment of Auditors."

ITEM 8A.    CONTROLS AND PROCEDURES
-----------------------------------

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

ITEM 8B.    OTHER INFORMATION
-----------------------------

      None.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
-------------------------------------------------------------------------
            CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            -------------------------------------------------------------------
            ACT
            ---

      First Clover Leaf Financial Corp. has adopted a Code of Conduct that applies to First Clover Leaf Financial Corp.'s principal executive officer, principal financial officer and all other employees and directors. The Code of Conduct was filed as Exhibit 14 to our Form 10-KSB for the year ended December 31, 2004, and is incorporated herein by reference thereto.

      Information concerning directors and executive officers of First Clover Leaf Financial Corp. is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning our executive officers.

ITEM 10.    EXECUTIVE COMPENSATION
----------------------------------

      Information  concerning  executive  compensation is incorporated herein by
reference  from  the  Proxy  Statement,   specifically  the  section   captioned
"Executive Compensation."

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
------------------------------------------------------------------------------
            RELATED STOCKHOLDER MATTERS
            ---------------------------

      Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
------------------------------------------------------------------------
INDEPENDENCE
------------

      Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 13.    EXHIBITS
--------------------

      The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

      3.1   Articles of Incorporation of First Clover Leaf Financial Corp. (1)

      3.2   Bylaws of First Clover Leaf Financial Corp. (1)

      4     Form of common stock certificate of First Clover Leaf Financial
            Corp. (1)

      10.1  Employee Stock Ownership Plan (2)

      10.2  Description of Bonus Plan (2)

      10.3  Employment Agreement of Larry W. Mosby (3)

      10.4  Employment Agreement of Donald Engelke (3)

      10.5  Employment Agreement of Dennis M. Terry

      10.6  Employment Agreement of Lisa M. Fowler

      10.7  Employment Agreement of Darlene F. McDonald

      13    Annual Report to Shareholders

      14    Code of Conduct (4)

      21    Subsidiaries of the Registrant

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

(1) Incorporated by reference to the Registration Statement on Form SB-2 of First Clover Leaf Financial Corp. (File No. 333-132423), originally filed with the Securities and Exchange Commission on March 14, 2006.

(2) Incorporated by reference to the Registration Statement on Form SB-2 of First Federal Financial Services, Inc. (File No. 333- 113615) , originally filed with the Securities and Exchange Commission on March 15, 2004.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 6, 2006.

(4) Incorporated by reference to the Annual Report on Form 10-KSB of First Federal Financial Services, Inc for the year ended December 31, 2004, filed with the Commission on March 31, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

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

                                           First Clover Leaf Financial Corp.

Date: March 30, 2007                       By: /s/ Dennis M. Terry
                                               ---------------------------------
                                               Dennis M. Terry, President and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dennis M. Terry                               By: /s/ Joseph Helms
    -----------------------------------------------       ----------------------
     Dennis M. Terry, President, and Chief                Joseph Helms
       Executive Officer                                  Chairman of the Board
     (Principal Executive Officer)

Date: March 30, 2007                                  Date: March 30, 2007

By: /s/ Darlene F. McDonald                           By: /s Nina Baird
    -----------------------------------------------       ----------------------
     Darlene F. McDonald, Senior Vice President           Nina Baird
       and Chief Financial Officer                        Director
      (Principal Financial and Accounting Officer)

Date: March 30, 2007                                  Date: March 30, 2007

By: /s/ Harry Gallatin                                By: /s Dean Pletcher
    -----------------------------------------------       ----------------------
     Harry Gallatin                                       Dean Pletcher
     Director                                             Director

Date: March 30, 2007                                  Date: March 30, 2007

By: /s/ Robert Richards                               By: /s Joseph Stevens
    -----------------------------------------------       ----------------------
     Robert Richards                                      Joseph Stevens
     Director                                             Director

Date: March 30, 2007                                  Date: March 30, 2007

By: /s/ Larry Mosby
    -----------------------------------------------
     Larry Mosby
     Director

Date: March 30, 2007

By: /s/ Donald Engelke                                By: /s/ Dennis E. Ulrich
    -----------------------------------------------       ----------------------
    Donald Engelke                                        Dennis E. Ulrich
    Director                                              Director

Date: March 30, 2007                                  Date: March 30, 2007

By: /s/ Joseph J. Gugger                              By: /s/ Robert W. Schwartz
    -----------------------------------------------       ----------------------
    Joseph J. Gugger                                      Robert W. Schwartz
    Director                                              Director

Date: March 30, 2007                                  Date: March 30, 2007