Form 10QSB
period 2007-03-31
First Clover Leaf Financial Corp.
filed 2007-05-15
CIK 1283582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______ Commission file number 000-50820

                        FIRST CLOVER LEAF FINANCIAL CORP.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

           Maryland                                      20-4797391
---------------------------------                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6814 Goshen Road, Edwardsville, IL                          62025
---------------------------------------                  -----------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code (618) 656-6122
                                                   --------------

Not applicable          Not applicable
--------------------    --------------
(Former name)           (Former address and former fiscal year, if changed since
                        last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Transitional Small Business Disclosure Format (Check one): Yes [ ]. No [X].

State by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]. No [X].

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding May 11, 2007
--------------------------------------              ------------------------
Common Stock, par value $.10 per share                      9,074,031

                        FIRST CLOVER LEAF FINANCIAL CORP.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2007

                                      INDEX

                                                                        PAGE NO.
PART I - Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets                                           3

        Consolidated Statements of Income                                     4

        Consolidated Statements of Comprehensive Income                       5

        Consolidated Statements of Cash Flows                                 6

        Notes to Consolidated Financial Statements                            8

Item 2. Management's Discussion and Analysis or Plan of Operation             13

Item 3. Controls and Procedures                                               22

PART II - Other Information                                                   23

Item 1. Legal Proceedings                                                     23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           23

Item 3. Defaults Upon Senior Securities                                       23

Item 4. Submission of Matters to a Vote of Security Holders                   23

Item 5. Other Information                                                     23

Item 6. Exhibits                                                              23

Signatures                                                                    24

Certifications                                                                25

                        FIRST CLOVER LEAF FINANCIAL CORP.

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                      March 31,       December 31,
                                                                       2007              2006
                                                                    -------------    -------------
         Assets
Cash and due from banks                                             $   7,976,271    $  72,142,452
Federal funds sold                                                     40,582,891       20,522,501
                                                                    -------------    -------------
   Total cash and cash equivalents                                     48,559,162       92,664,953
Interest-bearing time deposits                                            335,662          285,668
Securities available for sale                                          52,552,776       45,831,623
Federal Home Loan Bank stock                                            5,603,773        5,603,773
Loans, net of allowance for loan losses
   of $1,757,704 and $1,710,247, respectively                         249,394,200      244,022,905
Loans held for sale                                                       576,394        1,002,318
Property and equipment, net                                             7,247,230        6,892,679
Accrued interest receivable                                             1,541,301        1,555,823
Mortgage servicing rights                                                 412,494          412,013
Goodwill                                                                9,402,608        9,402,608
Core deposit intangible                                                 1,917,001        2,074,000
Other assets                                                              476,739          543,423
                                                                    -------------    -------------
         Total assets                                               $ 378,019,340    $ 410,291,786
                                                                    =============    =============
         Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing deposits                                 $  13,174,305    $  22,037,287
      Interest bearing deposits                                       230,238,313      248,792,359
                                                                    -------------    -------------
         Total deposits                                               243,412,618      270,829,646
Federal Home Loan Bank advances                                        10,362,919       10,325,920
Securities sold under agreement to repurchase                          24,832,795       29,437,580
Subordinated debentures                                                 3,809,032        3,798,016
Accrued interest payable                                                  712,277          685,617
Other liabilities                                                       1,361,148        1,886,482
                                                                    -------------    -------------
         Total liabilities                                            284,490,789      316,963,261
                                                                    -------------    -------------
Commitments, Contingencies and Credit Risk
Stockholders' Equity:
      Preferred stock, $.10 par value; 10,000,000 shares
         authorized; no shares issued                                          --               --
      Common stock, $.10 par value; 20,000,000 shares authorized;
         9,074,031 shares issued and outstanding                          907,403          907,403
Additional paid-in capital                                             71,045,482       71,031,467
Retained earnings                                                      22,356,875       22,212,827
Accumulated other comprehensive (loss)                                    (65,974)         (92,817)
Unearned Employee Stock Ownership Plan shares                            (715,235)        (730,355)
                                                                    -------------    -------------
         Total stockholders' equity                                    93,528,551       93,328,525
                                                                    -------------    -------------
         Total liabilities and stockholders' equity                 $ 378,019,340    $ 410,291,786
                                                                    =============    =============

See Accompanying Notes to Consolidated Financial Statements.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                           2007           2006
                                                                        -----------    -----------
Interest and dividend income:
   Interest and fees on loans                                           $ 4,179,047    $ 1,693,404
   Interest on taxable securities                                           605,970        138,710
   Interest on non-taxable securities                                        37,772             --
   FHLB dividends                                                            51,350         46,774
   Interest-bearing deposits and federal fiunds sold                        631,477         35,697
                                                                        -----------    -----------
         Total interest and dividend income                               5,505,616      1,914,585
                                                                        -----------    -----------
Interest on deposits                                                      2,465,501        872,568
Interest on Federal Home Loan Bank advances                                 146,254             --
Interest on securities sold under agreement to repurchase                   186,749             --
Interest on subordinated debentures                                          73,444             --
                                                                        -----------    -----------
         Total interest expense                                           2,871,948        872,568
                                                                        -----------    -----------
         Net interest income                                              2,633,668      1,042,017
Provision for loan losses                                                    45,000             --
                                                                        -----------    -----------
         Net interest income after provision for loan losses              2,588,668      1,042,017
                                                                        -----------    -----------
Noninterest income:
      Service fees on deposit accounts                                       39,216             --
      Other service charges and fees                                         33,753             --
      Loan servicing fees                                                    27,783             --
      Gain on sale of loans                                                  27,263             --
      Amortization of mortgage servicing rights                             (20,543)            --
      Other                                                                   1,222          1,092
                                                                        -----------    -----------
         Total noninterest income                                           108,694          1,092
                                                                        -----------    -----------
Noninterest expense:
      Compensation and employee benefits                                    698,783        229,663
      Occupancy expense                                                     206,139         28,634
      Data processing services                                              106,590         18,455
      Advertising                                                            85,323         76,569
      Director fees                                                          58,300         44,450
      Professional fees                                                     122,759         51,086
      Amortization of core deposit intangible                               156,999             --
      Other                                                                 187,768         55,382
                                                                        -----------    -----------
         Total noninterest expense                                        1,622,661        504,239
                                                                        -----------    -----------
         Income before income taxes                                       1,074,701        538,870
Income taxes                                                                386,750        205,000
                                                                        -----------    -----------
         Net income                                                     $   687,951    $   333,870
                                                                        ===========    ===========
Basic and diluted income per share (see Note 5)                         $      0.08    $      0.04
                                                                        ===========    ===========
Dividends per share                                                     $      0.06    $      0.06
                                                                        ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                             2007        2006
                                                          ---------   ---------

Net income                                                $ 687,951   $ 333,870
Other comprehensive income:
   Unrealized gains (losses) on securities
      arising during the period, net of tax                  26,843     (50,094)
                                                          ---------   ---------
Comprehensive income                                      $ 714,794   $ 283,776
                                                          =========   =========

See Accompanying Notes to Consolidated Financial Statements.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                              ----------------------------
                                                                  2007            2006
                                                              ------------    ------------
Cash flows from operating activities:
   Net income                                                 $    687,951    $    333,870
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of:
         Deferred loan origination (fees) costs, net               (11,195)         (3,515)
         Premiums and discounts on securities                       23,227           2,861
         Premiums and discounts on loans                          (150,000)             --
         Core deposit intangible                                   156,999              --
         Mortgage servicing rights                                  20,543              --
         Premiums and discounts on deposits                         (4,000)             --
         Premiums and discounts on FHLB advances                    36,999              --
         Premiums and discounts on subordinated debt                11,016              --
      Provision for loan losses                                     45,000              --
      Depreciation expense                                          97,152          13,917
      ESOP expense                                                  21,000          15,000
      Gain on sale of loans                                        (27,263)             --
      Proceeds from sales of loans held for sale                 1,310,098              --
      Originations of loans held for sale                         (856,911)             --
      Change in assets and liabilities:
         Decrease (increase) in accrued interest receivable         14,522          34,067
         Decrease (increase) in other assets                         4,410        (475,708)
         Increase (decrease) in accrued interest payable            26,660             863
         Increase (decrease) in other liabilities                 (500,577)        106,136
                                                              ------------    ------------
            Net cash flows from operating activities               905,631          27,491
                                                              ------------    ------------
Cash flows from investing activities:
   Available for sale securities:
      Purchases                                                 (8,029,559)     (1,769,463)
      Proceeds from calls and maturities                           750,000         750,000
      Proceeds from pay-downs                                      578,515              --
   Held to maturity securities:
      Proceeds from pay-downs                                           --          15,156
   Purchase of interest-bearing time deposits                      (49,994)             --
   Loan originations, net of principal collected                (5,255,100)       (120,958)
   Purchase of property and equipment                             (451,703)             --
                                                              ------------    ------------
            Net cash flows from investing activities          $(12,457,841)   $ (1,125,265)
                                                              ------------    ------------

                                                                     (Continued)

                        FIRST CLOVER LEAF FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(Continued)

                                                                   Three Months Ended
                                                                         March 31,
                                                              ----------------------------
                                                                  2007             2006
                                                              ------------    ------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                        $(27,413,028)   $  1,430,464
   Net increase (decrease) in other borrowings                  (4,604,785)             --
   Cash dividends                                                 (535,768)       (184,814)
                                                              ------------    ------------
         Net cash flows from financing activities              (32,553,581)      1,245,650
                                                              ------------    ------------
Net increase (decrease) in cash and cash equivalents           (44,105,791)        147,876
Cash and cash equivalents at beginning of period                92,664,953       3,427,901
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $ 48,559,162    $  3,575,777
                                                              ============    ============
Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for:
      Interest                                                $  2,801,273    $    871,705
      Income taxes, net of refunds                            $    850,000    $         --

See Accompanying Notes to Consolidated Financial Statements.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (Company) for the year ended December 31, 2006 contained in the 2006 Annual Report to stockholders that is filed as an exhibit to the Company's Annual Report on Form 10-KSB.

      On January 2, 2001, First Federal Savings & Loan Association of Edwardsville (Association) reorganized into the two-tier mutual holding company structure. As part of the reorganization, the Association became a capital stock savings and loan association and a wholly-owned subsidiary of First Federal Financial Services, Inc., which became the majority-owned subsidiary of First Federal Financial Services, MHC (MHC). On November 20, 2003, the Board of Directors adopted a plan to complete an initial public offering of the common stock of the Company. In connection with the offering, the Company offered its common stock to the depositors of the Association as of specified dates and to an employee stock ownership plan. The initial public offering was consummated on June 28, 2004 through the sale and issuance by the Company of 1,764,027 shares of common stock at $10 per share. In addition, the Company issued 2,156,033 shares to the MHC, resulting in the MHC retaining a 55% ownership percentage in the Company. Net proceeds from the sale of common stock were $16,011,975 after deduction of conversion costs of $746,285, and unearned compensation related to shares issued to the ESOP.

      On February 3, 2006, the Company announced that the Board of Directors of the MHC adopted a Plan of Conversion and Reorganization to convert the MHC to a capital stock corporation and conduct a simultaneous stock offering (Conversion). In addition, on February 3, 2006, the Company entered into a definitive merger agreement to acquire Clover Leaf Financial Corp., the holding company of Clover Leaf Bank, an Illinois state bank headquartered in Edwardsville, Illinois (collectively Clover Leaf), pursuant to which, upon completion of the Conversion, First Clover Leaf Financial Corp., a new Maryland corporation (First Clover Leaf or Company) would acquire all of the common stock of Clover Leaf (Acquisition).

      The Conversion and Acquisition was consummated on July 10, 2006 through the sale and issuance by First Clover Leaf of 4,174,125 shares of common stock at $10 per share. Net proceeds from the sale of common stock were $40.14 million after deduction of conversion costs of $1.60 million. In addition, each outstanding share of the Company was converted into the right to receive 1.936 shares of First Clover Leaf's common stock, or 3,415,193 total shares. Shareholders of Clover Leaf Financial Corp. received total merger consideration of $21.2 million, consisting of 1,484,800 shares of First Clover Leaf common stock and approximately $6.4 million of cash, or $41.56 of merger consideration per share of Clover Leaf Financial Corp. In addition, fractional shares in the aggregate, or 87 shares, were redeemed for cash. As a result of the Conversion and Acquisition, First Clover Leaf has 9,074,031 shares issued and outstanding. Clover Leaf Bank merged its operations into First Federal Savings and Loan Association of Edwardsville as of July 10, 2006 and was renamed First Clover Leaf Bank (Bank). First Clover Leaf's common stock is traded on the NASDAQ Capital Market under the symbol "FCLF." As required by current regulations, a liquidation account in the amount of $20.7 million was established in conjunction with the Conversion. All per share disclosures have been adjusted to reflect the effect of the exchanged shares.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

      As a result, each eligible account holder or supplemental account holder will be entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such event. This share will be reduced if the eligible account holder's or supplemental account holder's deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after Conversion in the related deposit balance. The Bank may not declare, pay a dividend on, or repurchase any of its capital stock of the Bank, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any purchase of First Clover Leaf common stock will be conducted in accordance with applicable laws and regulations. First Clover Leaf expects that, subject to regulatory capital requirements of the Bank, financial condition and results of operations for First Clover Leaf and the Bank, quarterly dividends will continue to be paid in the future. No assurances can be given that dividends will be paid in the future.

      On April 24, 2007, the Board of Directors of the Company declared a cash dividend on the Company's common stock of $.06 per share. The dividend will be payable to stockholders of record as of May 18, 2007 and is expected to be paid on May 25, 2007.

(2) On July 10, 2006, the Company acquired Clover Leaf Financial Corp., the parent company of Clover Leaf Bank. Shareholders of Clover Leaf Financial Corp. received total merger consideration of $21.2 million, consisting of 1,484,800 shares of First Clover Leaf common stock and approximately $6.4 million of cash, or $41.56 of merger consideration per share of Clover Leaf Financial Corp. The Company incurred acquisition costs of $343,504. The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." Fair value adjustments on the assets acquired and liabilities assumed will be amortized over the estimated useful lives of the related assets and liabilities. The core deposit intangible of $2.39 million will be amortized over 7.6 years using the sum-of-the-years digits method. First Clover Leaf recorded fair value accounting adjustments of $329,000, net of income taxes of $202,000 and core deposit intangibles of $1.48 million, net of income taxes of $909,000. Based upon Clover Leaf Financial Corp. stockholders' equity of $10.33 million, goodwill amounted to $9.4 million at July 10, 2006. As a result of the acquisition, the Bank will operate three full-service offices (following closure of one existing office), and increase its market share and scale of operations.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

The following pro forma information, including the effects of the purchase accounting adjustments, summarizes the results of operations for the three months ended March 31, 2006 as though the acquisition had been completed as of the beginning of the period.

                                                              Three Months Ended
                                                                   March 31,
                                                                 -----------
                                                                     2006
                                                                 -----------

Total interest income                                            $ 5,371,255
Total interest expense                                             2,474,752
                                                                 -----------
   Net interest income                                             2,896,503
Provision for loan losses                                             36,500
Total noninterest income                                             161,363
Total noninterest expense                                          2,205,974
                                                                 -----------
   Income before income taxes                                        815,392
Income taxes                                                         254,133
                                                                 -----------
   Net income                                                    $   561,259
                                                                 ===========
Pro forma basic and diluted income per share                     $      0.08
                                                                 ===========
Pro forma weighted-average shares outstanding                      7,436,521
                                                                 ===========

The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisition occurred on the date indicated or which may be obtained in the future.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

(3) The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

                                                      March 31,    December 31,
                                                        2007           2006
                                                     -----------   ------------
      Core deposit intangible                        $ 2,391,000   $  2,391,000
      Accumulated amortization                          (473,999)      (317,000)
                                                     -----------   ------------
         Total                                       $ 1,917,001   $  2,074,000
                                                     ===========   ============

      Amortization expense on the core deposit intangible for the three months ended March 31, 2007 was $156,999. There was no amortization expense of core deposit intangible for the three months ended March 31, 2006.

      Estimated amortization expense on the core deposit intangible for the remaining nine months of December 31, 2007 and each of the five succeeding fiscal years is as follows:

                                                                         Core
                                                                       Deposit
                                                                      Intangible
                                                                      ----------
      Nine months ended December 31, 2007                             $  389,001
      Year ended December 31, 2008                                       403,000
      Year ended December 31, 2009                                       297,000
      Year ended December 31, 2010                                       224,000
      Year ended December 31, 2011                                       196,000
      Year ended December 31, 2012                                       196,000

(4) Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2007, are summarized as follows:

                                             Less than 12 Months          12 Months or More                 Total
                                              Fair       Unrealized        Fair      Unrealized       Fair       Unrealized
                                             Value          loss          Value         loss         Value          loss
                                          ------------   ----------   ------------   ----------   ------------   ----------
      Securities available for sale:
         U.S. government agency
            obligations                   $ 15,504,250   $   40,537   $  8,577,262   $   82,413   $ 24,081,512   $  122,950
         Corporate bonds                            --           --      3,468,824      127,599      3,468,824      127,599
         State and municipal securities        355,979          657             --           --        355,979          657
         Mortgage-backed securities          1,782,959        5,720        245,282        4,193      2,028,241        9,913
                                          ------------   ----------   ------------   ----------   ------------   ----------
                                          $ 17,643,188   $   46,914   $ 12,291,368   $  214,205   $ 29,934,556   $  261,119
                                          ============   ==========   ============   ==========   ============   ==========

      For all of the above securities, the unrealized losses are primarily due to changes in interest rates and, as such, are considered to be temporary by the Company.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

      During July 2006 the Company transferred securities of $317,505 from held to maturity to available for sale. The unrealized loss at the transfer date was $18,941. The decision to transfer is consistent with management's current practice of classifying all securities purchased as available for sale. The Company will be unable to classify securities as held to maturity until a minimum of one year after the transfer date.

(5) Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding. ESOP shares which are committed to be released are considered outstanding for basic and diluted income per share. The weighted-average share number for the three months ended March 31, 2006 has been restated to reflect the additional shares issued to First Federal shareholders through the Conversion described in Note 1.

                                                                Three Months Ended
                                                                     March 31,
                                                             ------------------------
                                                                 2007         2006
                                                             -----------   ----------
      Net income available to common stockholders            $   687,951   $  333,870
                                                             ===========   ==========

      Basic potential common shares:
         Weighted average shares outstanding                   9,074,031    7,589,318
         Weighted average unallocated Employee Stock
           Ownership Plan shares                                (142,437)    (152,797)
                                                             -----------   ----------
             Basic weighted average shares outstanding         8,931,594    7,436,521

      Dilutive potential common shares                                --           --
                                                             -----------   ----------

      Dilutive weighted average shares outstanding             8,931,594    7,436,521
                                                             ===========   ==========

      Basic and diluted income per share                     $      0.08   $     0.04
                                                             ===========   ==========

(6) The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. No adjustment was recognized for uncertain tax positions. The Company is subject to U.S. Federal income taxes, as well as State of Illinois income taxes. Tax years ending December 31, 2004 through December 31, 2006 remain open to examination by these jurisdictions. The Company recognizes interest and penalties related to tax positions in income tax expense. At March 31, 2007, there was no accrual for uncertain tax positions or related interest.

                        FIRST CLOVER LEAF FINANCIAL CORP.

Item 2. Management's Discussion and Analysis or Plan of Operation
-------

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

Overview
--------

Net income increased to $688,000 for the three months ended March 31, 2007 from $334,000 for the same period last year. The increase in net income was due to higher net interest income and noninterest income, which more than offset higher noninterest expense and higher income taxes. Basic and diluted income per share was $.08 and $.04 for the three months ended March 31, 2007 and 2006, respectively.

Critical Accounting Policies
----------------------------

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Management makes significant estimates and has identified the allowance for loan losses as the most critical.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            Management's Discussion and Analysis or Plan of Operation

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Qualitative Disclosures of Market Risk
--------------------------------------

During the relatively low interest rate environment that has existed in recent years, we have implemented the following strategies to manage interest rate risk: (i) maintaining a high equity-to-assets ratio; and (ii) offering a variety of adjustable rate loan products, including adjustable rate one- to four-family, multifamily and non-residential mortgage loans, and short-term consumer loans, a variety of adjustable-rate commercial loans. By maintaining a high equity-to-assets ratio and by investing in adjustable-rate and short-term assets, we are better positioned to react to increases in market interest rates. However, maintaining high equity balances reduces the return-on-equity ratio, and investments in shorter-term assets generally bear lower yields than longer-term investments.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            Management's Discussion and Analysis or Plan of Operation

Quantitative Disclosures of Market Risk
---------------------------------------

The majority of First Clover Leaf Bank's assets and liabilities are monetary in nature. Consequently, the most significant form of market risk is interest rate risk. First Clover Leaf's assets, consisting primarily of loans, have longer maturities than its liabilities, consisting primarily of deposits. As a result, the principal part of First Clover Leaf's business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, the board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given First Clover Leaf's business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee meets as needed to review the asset/liability policies and interest rate risk position.

The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities and off-balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The Office of Thrift Supervision model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 basis points.

Liquidity and Capital Resources
-------------------------------

We maintain liquid assets at levels considered adequate to meet liquidity needs. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2007 and December 31, 2006, $48.6 million and $92.7 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            Management's Discussion and Analysis or Plan of Operation

Our primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended March 31, 2007 and 2006, our loan originations, net of collected principal, totaled $5.3 million and $121,000, respectively. We sold $1.3 million of loans during the three months ended March 31, 2007. No loans were sold during the comparable period in 2006. Cash received from calls and maturities of available-for-sale investment securities totaled $750,000 for each of the three months ended March 31, 2007 and 2006. We purchased $8.0 million and $1.8 million in available-for-sale investment securities during the three months ended March 31, 2007 and 2006, respectively. We received proceeds of $579,000 from the pay-down of available-for-sale securities during the three months ended March 31, 2007. There were no proceeds received from pay-downs of available-for-sale securities during the same period in 2006.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Due to the change in the level of deposits with one significant customer, the net decrease in total deposits and other borrowings was $27.4 million and $4.6 million, respectively, for the three months ended March 31, 2007. During the comparable period in 2006 the net increase in deposits was $1.4 million.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. At March 31, 2007, we had $10.4 million in advances from the Federal Home Loan Bank of Chicago and an available borrowing limit of approximately $58.6 million.

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations. Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank's financial statements. The Bank was considered "well-capitalized" at March 31, 2007. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. See the Regulatory Capital section of the Management's Discussion and Analysis or Plan of Operation for further discussion of the Bank's regulatory capital and related regulatory requirements.

Off-Balance Sheet Arrangements
------------------------------

In the ordinary course of business, the Company is a party to credit-related financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            Management's Discussion and Analysis or Plan of Operation

Unfunded commitments under construction lines of credit for residential and multi-family properties are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at March 31, 2007 follows:

                                                                                      Range of
                                            Variable       Fixed                      Rates on
                                              Rate         Rate          Total       Fixed Rate
                                          Commitments   Commitments   Commitments   Commitments
                                          -----------   -----------   -----------   ------------
                                                          (Dollars in thousands)
Commitments to extend credit              $    14,463   $     7,053   $    21,516   5.25%-18.00%
Standby letters of credit                 $     1,408   $     2,416   $     3,824   6.00%-10.25%

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on those items which the fair value option has been elected in earnings. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the requirements of the Statement and impact on the Company's financial position and results of operations.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006
-------------------------------------------------------------------------

Total Assets. Total assets decreased to $378.0 million at March 31, 2007 from $410.3 million at December 31, 2006. The decrease was due to the change in cash levels as we experienced a decline in deposits with one significant customer which impacted our excess cash balances. Federal funds sold increased to $40.6 million at March 31, 2007 from $20.5 million at December 31, 2006, as excess funds at year end were re-invested. Cash and due from banks declined to $8.0 million at March 31, 2007 from $72.1 million at December 31, 2006. Securities available for sale increased to $52.6 million at March 31, 2007 from $45.8 million at December 31, 2006. The increase was due primarily to purchases of $8.0 million, partially offset by maturities and pay-downs of $750,000 and $579,000, respectively. At March 31, 2007, Federal Home Loan Bank of Chicago (FHLBC) stock amounted to $5.6 million. Loans, net amounted to $249.4 million at March 31, 2007, compared to $244.0 million at December 31, 2006. The increase was due primarily to new loan originations in excess of loan collections of $5.3 million. Property and equipment increased to $7.2 million at March 31, 2007 from $6.9 million at December 31, 2006 primarily due to the renovation of one of the Bank's branch offices.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            Management's Discussion and Analysis or Plan of Operation

Total Liabilities. Deposits decreased to $243.4 million at March 31, 2007 from $270.8 million at December 31, 2006 as a result of net withdrawals, primarily with one significant customer. Due to the nature of this customer's business, large fluctuations in their deposit accounts is a normal occurrence. Securities sold under agreement to repurchase dropped to $24.8 million at March 31, 2007 from $29.4 million at December 31, 2006 due to the repayment of such borrowings. Other liabilities decreased to $1.4 million at March 31, 2007 from $1.9 million at December 31, 2006 primarily due to the timing of payment of Federal income taxes.

Stockholders' Equity. Stockholders' equity increased to $93.5 million at March 31, 2007 from $93.3 million at December 31, 2006, principally as a result of net income of $688,000 for the first fiscal quarter, offset partially by cash dividends paid of $536,000.

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

The Bank's actual and required capital amounts and ratios at March 31, 2007 were as follows:

                                                                         Minimum Required
                                                               ------------------------------------
                                                                  for Capital        to be "Well
                                                Actual              Adequacy         Capitalized"
                                          ------------------   -----------------   ----------------
                                            Amount     Ratio     Amount    Ratio    Amount    Ratio
                                          ----------   -----   ---------   -----   --------   -----
                                                            (Dollars in Thousands)
Stockholders' equity                      $   75,847
Goodwill and core deposit intangible         (11,320)
Disallowed servicing assets                     (412)
Unrealized loss on securities AFS, net            35
                                          ----------
Tier 1 (Tangible) capital                 $   64,150    17.8%  $   5,408     1.5%       N/A      --
General valuation allowance                    1,758
                                          ----------

Total capital to risk-weighted assets     $   65,908    27.3%  $  19,292     8.0%  $ 24,114    10.0%
                                          ==========

Tier 1 capital to risk-weighted assets    $   64,150    26.6%  $     N/A      --   $ 14,469     6.0%

Tier 1 capital to total assets            $   64,150    17.8%  $  14,420     4.0%  $ 18,025     5.0%

                        FIRST CLOVER LEAF FINANCIAL CORP.

            Management's Discussion and Analysis or Plan of Operation

Asset Quality
-------------

The following table sets forth information with respect to the Company's nonperforming and impaired loans at the dates indicated.

                                                                      March 31,   December 31,
                                                                        2007         2006
                                                                     ----------   ------------
Loans 90 days or more past due and still accruing                    $   65,911   $     16,267
Nonaccrual loans                                                      2,245,425      1,371,289
Other impaired loans                                                  1,122,914      2,533,898
                                                                     ----------   ------------
   Total nonperforming and impaired loans                            $3,434,250   $  3,921,454
                                                                     ==========   ============

Allowance for losses on nonperforming and impaired loans             $  358,224   $    396,137
                                                                     ==========   ============

Nonperforming and impaired loans with no allowance for losses        $   65,911   $     16,267
                                                                     ==========   ============

At March 31, 2007, the Company had no loans which were not currently classified as impaired, nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as impaired, nonaccrual, 90 days past due or restructured.

Under the Company's internal review policy, loans classified as substandard increased to $3.5 million at March 31, 2007 from $3.3 million at December 31, 2006.

Following is a summary of activity in the allowance for loan losses:

                                                                         Three Months Ended
                                                                      March 31,     March 31,
                                                                        2007          2006
                                                                     ----------   ------------
Balance at beginning of period                                       $1,710,247   $    428,419
   Charge-offs                                                               --             --
   Recoveries                                                             2,457             --
   Provision charged to expense                                          45,000             --
                                                                     ----------   ------------
Balance at end of period                                             $1,757,704   $    428,419
                                                                     ==========   ============

Comparison  of  Operating  Results for the Three Months Ended March 31, 2007 and
--------------------------------------------------------------------------------
March 31, 2006
--------------

General. Net income increased to $688,000 for the three months ended March 31, 2007 from $334,000 for the same period last year. The increase in net income was due to higher net interest income and noninterest income, which more than offset higher noninterest expense and higher income taxes.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            Management's Discussion and Analysis or Plan of Operation

Net interest income. Net interest income increased to $2.6 million for the three months ended March 31, 2007 from $1.0 million for the comparable period in 2006. The increase was due principally to increases in average assets and increases in yield resulting from the Clover Leaf acquisition and a higher interest rate spread. Net interest-earning assets were $70.6 million for the three months ended March 31, 2007, compared to $36.5 million for the same period in 2006. The ratio of interest-earning assets to interest-bearing liabilities dropped to 125.20% for the three months ended March 31, 2007 from 135.55% for the same period in 2006. The interest rate spread increased to 2.18% for the three months ended March 31, 2007 versus 2.10% for the same period in 2006. The average rate on interest-earning assets increased by 78 basis points, while the average rate on interest-bearing liabilities increased by 70 basis points. The increase in the interest rate spread was attributable to a higher yield earned on the loan portfolio as a result of the Clover Leaf acquisition, which more than offset the effect of higher rates paid on customer deposits.

Interest income. Interest income on loans increased to $4.2 million for the three months ended March 31, 2007 from $1.7 million for the comparable period in 2006. Interest income on loans increased as a result of primarily a higher average balance and yield due principally to the Clover Leaf acquisition. The average balance of loans was $244.8 million and $116.0 million for the three months ended March 31, 2007 and 2006, respectively. The average yield on loans increased to 6.83% for the three months ended March 31, 2007 from 5.84% for comparable period in 2006.

Interest income on securities increased to $695,000 for the three months ended March 31, 2007 from $185,000 for the comparable period in 2006. Interest income on securities increased due primarily to a higher average balance as a result of the Clover Leaf acquisition. The average balance of securities was $55.5 million and $20.2 million for the three months ended March 31, 2007 and 2006, respectively.

Interest on other interest-bearing deposits increased significantly from $36,000 to $632,000 due to a higher average balance and yield. The average balance of other interest-bearing deposits was $50.5 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively. The higher average balance of other interest-bearing deposits resulted primarily from the net proceeds from sale of First Clover Leaf common stock. The average yield on other interest-bearing assets increased to 5.00% for the three months ended March 31, 2007 from 4.79% for the same period last year. The higher yield on interest-bearing deposits is due to a rising interest rate environment. Components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets.

Interest expense. Interest expense on deposits increased to $2.5 million for the three months ended March 31, 2007 from $873,000 for the comparable period in 2006. Higher cost of funds resulted from additional deposits obtained with the Clover Leaf acquisition and higher market interest rates paid on certificates. The average balance of deposits was $247.7 million and $102.7 million for the three months ended March 31, 2007 and 2006, respectively. The average rate on deposits increased to 3.98% for the three months ended March 31, 2007 from 3.40% for the same period last year.

Interest on FHLB advances, securities sold under agreement to repurchase and subordinated debentures resulted from the acquisition of Clover Leaf Financial Corp.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            Management's Discussion and Analysis or Plan of Operation

Provision for loan losses. Provision for loan losses was $45,000 for the three months ended March 31, 2007. There was no provision for loan losses for the comparable period in 2006. Provision for loan losses is based upon management's consideration of current economic conditions, the Bank's loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company's provision for loan losses. The Company is subject to periodic examination by the OTS, which may require the Company to record increases in the allowances based on its evaluation of available information. There can be no assurance that the OTS will not require further increases to the allowances.

Noninterest income. Noninterest income increased to $109,000 for the three months ended March 31, 2007 from $1,000 for the comparable period in 2006. The increase was due to service charge income on deposit accounts and customer debit and credit cardholders acquired as a result of the acquisition. In addition, the Company has recognized non interest income from their loan sale and servicing activity since the acquisition.

Noninterest expense. Noninterest expense increased to $1.6 million for the three months ended March 31, 2007 from $504,000 for the comparable period in 2006. Compensation and employee benefits, the largest component of noninterest expense, increased by $469,000 to $699,000 for the three months ended March 31, 2007 from $230,000 for the comparable period in 2006. Compensation and employee benefits increased as a result of primarily a higher number of personnel and salary levels due to the merger. As a result of the acquisition, the number of full-time equivalent employees increased from 9 to 48.

Occupancy expense rose to $206,000 for the three months ended March 31, 2007 compared to $29,000 for the comparable period in 2006. Occupancy expense increased due to the Clover Leaf acquisition and operation of four offices versus one office in the prior period.

Data processing services increased to $107,000 for the three months ended March 31, 2007 from $18,000 for the comparable period in 2006. Data processing services rose as a result of the Clover Leaf acquisition of deposits, including retail and commercial demand deposit accounts, as well as the continued growth and expansion of product offerings by the Company.

Advertising increased to $85,000 for the three months ended March 31, 2007 from $77,000 for the comparable period in 2006 due to more promotions of products and services.

Director fees increased to $58,000 for the three months ended March 31, 2007 from $44,000 for the comparable period in 2006. The increase was due to an increased number of directors as a result of the Clover Leaf acquisition.

Professional services increased to $123,000 for the three months ended March 31, 2007 from $51,000 for the comparable period in 2006. Professional services increased as a result of higher expenses associated with our status as a larger and more complex public company following completion of the Clover Leaf acquisition.

Other noninterest expenses increased to $188,000 for the three months ended March 31, 2007 from $55,000 for the comparable period in 2006. Other noninterest expense increased due to the Clover Leaf acquisition, including expenses related to demand deposit accounts and internet banking services.

Income taxes. Income taxes increased to $387,000 for the three months ended March 31, 2007 from $205,000 for the comparable period in 2006. The primary reason for the change in income taxes was the level of pre-tax income. The effective tax rate was 36.0% for the three months ended March 31, 2007 versus 38.0% for the comparable period in 2006.

                        FIRST CLOVER LEAF FINANCIAL CORP.

Item 3. Controls and Procedures

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

      (a) Not applicable

      (b) Not applicable

      (c) The Company did not repurchase any of its equity securities during the quarter ended March 31, 2007.

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

                        FIRST CLOVER LEAF FINANCIAL CORP.
                        ---------------------------------
                             (Small Business Issuer)

DATE: May 14, 2007        BY: /s/ Dennis M. Terry
      ------------            -------------------
                          Dennis M. Terry, President and Chief Executive Officer

                          BY: /s/ Darlene F. McDonald
                              -----------------------
                              Darlene F. McDonald, Senior Vice President and Chief Financial Officer