Form 10QSB
period 2007-06-30
First Clover Leaf Financial Corp.
filed 2007-08-15
CIK 1283582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                        Commission file number 000-50820


                        FIRST CLOVER LEAF FINANCIAL CORP.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)


              Maryland                                   20-4797391
   -------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


  6814 Goshen Road, Edwardsville, IL                        62025
---------------------------------------                   ----------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code (618) 656-6122

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

State by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding August 14, 2007
--------------------------------------           ---------------------------
Common Stock, par value $.10 per share                   8,759,811

                        FIRST CLOVER LEAF FINANCIAL CORP.


                                   FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2007

                                      INDEX

                                                                        PAGE NO.
                                                                        --------


PART I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets                                          3

         Consolidated Statements of Income                                    4

         Consolidated Statements of Comprehensive Income                      5

         Consolidated Statements of Cash Flows                                6

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis or Plan of Operation           13

Item 3.  Controls and Procedures                                             23

PART II - Other Information                                                  24

Item 1.  Legal Proceedings                                                   24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         24

Item 3.  Defaults Upon Senior Securities                                     24

Item 4.  Submission of Matters to a Vote of Security Holders                 24

Item 5.  Other Information                                                   24

Item 6.  Exhibits                                                            24

Signatures                                                                   25

Certifications                                                               26


                                                FIRST CLOVER LEAF FINANCIAL CORP.

                                                   CONSOLIDATED BALANCE SHEETS
                                                           (Unaudited)


                                                                                    JUNE 30,                 DECEMBER 31,
      Assets                                                                          2007                       2006
                                                                            -------------------------   -----------------------
Cash and due from banks                                                    $              12,480,249   $            72,142,452
Federal funds sold                                                                        22,778,880                20,522,501
                                                                            -------------------------   -----------------------
   TOTAL CASH AND CASH EQUIVALENTS                                                        35,259,129                92,664,953
Interest-bearing time deposits                                                               335,662                   285,668
Securities available for sale                                                             54,617,402                45,831,623
Federal Home Loan Bank stock                                                               5,603,773                 5,603,773
Loans, net of allowance for loan losses
   of $1,834,871 and $1,710,247, respectively                                            257,713,373               244,022,905
Loans held for sale                                                                          782,336                 1,002,318
Property and equipment, net                                                                7,985,709                 6,892,679
Accrued interest receivable                                                                1,722,083                 1,555,823
Mortgage servicing rights                                                                    403,681                   412,013
Goodwill                                                                                   9,402,608                 9,402,608
Core deposit intangible                                                                    1,760,001                 2,074,000
Other assets                                                                                 837,189                   543,423
                                                                            -------------------------   -----------------------
      TOTAL ASSETS                                                         $             376,422,946   $           410,291,786
                                                                            =========================   =======================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing deposits                                          $              13,196,987   $            22,037,287
    Interest bearing deposits                                                            234,280,155               248,792,359
                                                                            -------------------------   -----------------------
      TOTAL DEPOSITS                                                                     247,477,142               270,829,646
Federal Home Loan Bank advances                                                           10,399,919                10,325,920
Securities sold under agreement to repurchase                                             18,879,667                29,437,580
Subordinated debentures                                                                    3,820,048                 3,798,016
Accrued interest payable                                                                     793,694                   685,617
Other liabilities                                                                          1,580,001                 1,886,482
                                                                            -------------------------   -----------------------
      TOTAL LIABILITIES                                                                  282,950,471               316,963,261
                                                                            -------------------------   -----------------------
Commitments, Contingencies and Credit Risk
Stockholders' Equity:
    Preferred stock, $.10 par value; 10,000,000 shares
      authorized; no shares issued                                                                 -                         -
   Common stock, $.10 par value; 20,000,000 shares authorized;
      9,074,031 shares issued and outstanding                                                907,403                   907,403
Additional paid-in capital                                                                71,036,888                71,031,467
Retained earnings                                                                         22,444,494                22,212,827
Accumulated other comprehensive (loss)                                                      (228,514)                  (92,817)
Unearned Employee Stock Ownership Plan shares                                               (687,796)                 (730,355)
                                                                            -------------------------   -----------------------
      TOTAL STOCKHOLDERS' EQUITY                                                          93,472,475                93,328,525
                                                                            -------------------------   -----------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $             376,422,946   $           410,291,786
                                                                            =========================   =======================

See Accompanying Notes to Consolidated Financial Statements.


                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)


                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                -----------------------------   -----------------------------
                                                                     2007            2006            2007            2006
                                                                --------------  -------------   -------------   -------------
Interest and dividend income:
Interest and fees on loans                                     $    4,364,418  $   1,752,582   $   8,543,465   $   3,445,986
Interest on taxable securities                                        645,417        164,313       1,251,387         303,023
Interest on non-taxable securities                                     38,672              -          76,444               -
FHLB dividends                                                         38,689         47,498          90,039          94,272
Interest-bearing deposits and federal funds sold                      450,312         54,089       1,081,789          89,786
                                                                --------------  -------------   -------------   -------------
      TOTAL INTEREST AND DIVIDEND INCOME                            5,537,508      2,018,482      11,043,124       3,933,067
                                                                --------------  -------------   -------------   -------------
Interest on deposits                                                2,441,951        988,291       4,907,452       1,860,859
Interest on Federal Home Loan Bank advances                           134,870              -         281,124               -
Interest on securities sold under agreement to repurchase             237,704              -         424,453               -
Interest on subordinated debentures                                    74,397              -         147,841               -
                                                                --------------  -------------   -------------   -------------
      TOTAL INTEREST EXPENSE                                        2,888,922        988,291       5,760,870       1,860,859
                                                                --------------  -------------   -------------   -------------
      NET INTEREST INCOME                                           2,648,586      1,030,191       5,282,254       2,072,208
Provision for loan losses                                              76,000              -         121,000               -
                                                                                                -------------   -------------
                                                                --------------  -------------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,572,586      1,030,191       5,161,254       2,072,208
                                                                --------------  -------------   -------------   -------------
Noninterest income:
    Service fees on deposit accounts                                   49,155              -          88,371               -
    Other service charges and fees                                     35,717              -          69,470               -
    Loan servicing fees                                                30,163              -          57,946               -
    Gain on sale of loans                                              16,288              -          43,551               -
    Other                                                               1,927          1,848           3,149           2,940
                                                                --------------  -------------   -------------   -------------
       Total noninterest income                                       133,250          1,848         262,487           2,940
                                                                --------------  -------------   -------------   -------------
Noninterest expense:
   Compensation and employee benefits                                 715,319        231,526       1,414,102         461,189
   Occupancy expense                                                  205,797         28,499         411,936          57,133
   Data processing services                                           103,220         82,799         209,810         101,254
   Advertising                                                        104,819         56,065         190,142         132,634
   Director fees                                                       60,300         54,300         118,600          98,750
   Professional fees                                                  124,782         34,469         247,541          85,555
   Amortization of core deposit intangible                            157,000              -          313,999              -
   Amortization of mortgage servicing rights                           20,542              -          41,085               -
   Other                                                              231,004         74,667         418,772         130,049
                                                                --------------  -------------   -------------   -------------
      Total noninterest expense                                     1,722,783        562,325       3,365,987       1,066,564
                                                                --------------  -------------   -------------   -------------
      INCOME BEFORE INCOME TAXES                                      983,053        469,714       2,057,754       1,008,584
Income taxes                                                          367,800        178,000         754,550         383,000
                                                                --------------  -------------   -------------   -------------
      NET INCOME                                               $      615,253  $     291,714   $   1,303,204   $     625,584
                                                                ==============  =============   =============   =============
Basic and diluted income per share (see Note 5)                $         0.07  $        0.04   $        0.15   $        0.08
                                                                ==============  =============   =============   =============
Dividends per share                                            $         0.06  $        0.06   $        0.12   $        0.12
                                                                ==============  =============   =============   =============

See Accompanying Notes to Consolidated Financial Statements.


                                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                          (Unaudited)


                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                -----------------------------   -----------------------------
                                                                     2007            2006            2007            2006
                                                                --------------  -------------   -------------   -------------

Net income                                                     $      615,253  $     291,714   $   1,303,204   $     625,584
Other comprehensive income:
   Unrealized gains (losses) on securities
        arising during the period, net of tax                        (162,540)       (33,230)       (135,697)        (83,324)
                                                                --------------  -------------   -------------   -------------
Comprehensive income                                           $      452,713  $     258,484   $   1,167,507   $    542,260
                                                                ==============  =============   =============   =============

See Accompanying Notes to Consolidated Financial Statements.


                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)


                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                      --------------------------------------------------
                                                                              2007                        2006
                                                                      ----------------------      ----------------------
Cash flows from operating activities:
   Net income                                                        $            1,303,204      $              625,584
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of:
         Deferred loan origination (fees) costs, net                                (34,489)                       (695)
         Premiums and discounts on securities                                       (22,047)                      6,117
         Premiums and discounts on loans                                           (280,999)                          -
         Core deposit intangible                                                    313,999                           -
         Mortgage servicing rights                                                   41,085                           -
         Premiums and discounts on deposits                                          (3,000)                          -
         Premiums and discounts on FHLB advances                                     73,999                           -
         Premiums and discounts on subordinated debt                                 22,032                           -
      Provision for loan losses                                                     121,000                           -
      Depreciation expense                                                          206,040                      27,834
      ESOP expense                                                                   47,980                      37,338
      Gain on sale of loans                                                         (43,551)                          -
      Proceeds from sales of loans held for sale                                  1,840,342                           -
      Originations of loans held for sale                                        (1,576,809)                          -
      Change in assets and liabilities:
        Decrease (increase) in accrued interest receivable                         (166,260)                    (65,829)
        Decrease (increase) in other assets                                        (326,519)                   (965,266)
        Increase (decrease) in accrued interest payable                             108,077                         761
        Increase (decrease) in other liabilities                                   (226,957)                    (97,685)
                                                                      ----------------------      ----------------------
           NET CASH FLOWS FROM OPERATING ACTIVITIES                               1,397,127                    (431,841)
                                                                      ----------------------      ----------------------
Cash flows from investing activities:
   Purchase of interest-bearing time deposits                                       (49,994)                          -
   Available for sale securities:
      Purchases                                                                 (11,629,559)                 (1,769,463)
      Proceeds from calls and maturities                                          1,800,000                     750,000
      Proceeds from pay-downs                                                       850,606                           -
  Held to maturity securities:
      Proceeds from pay-downs                                                             -                      34,520
  Redemption of Federal Home Loan Bank stock                                              -                   2,111,461
  Loan originations, net of principal collected                                 (13,495,980)                 (3,516,934)
  Purchase of property and equipment                                             (1,299,070)                    (24,559)
                                                                      ----------------------      ----------------------
           NET CASH FLOWS FROM INVESTING ACTIVITIES                  $          (23,823,997)     $           (2,414,975)
                                                                      ----------------------      ----------------------

                                                                                                              (Continued)


                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)


(Continued)
                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                      ------------------------------------------------------
                                                                               2007                          2006
                                                                      ------------------------      ------------------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                               $            (23,349,504)     $             40,779,552
   Net increase (decrease) in other borrowings                                    (10,557,913)                            -
   Cash dividends                                                                  (1,071,537)                     (404,554)
                                                                      ------------------------      ------------------------
         NET CASH FLOWS FROM FINANCING ACTIVITIES                                 (34,978,954)                   40,374,998
                                                                      ------------------------      ------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (57,405,824)                   37,528,182
Cash and cash equivalents at beginning of period                                   92,664,953                     3,427,901
                                                                      ------------------------      ------------------------
Cash and cash equivalents at end of period                           $             35,259,129      $             40,956,083
                                                                      ========================      ========================


Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
     Interest                                                        $              5,559,762      $              1,860,098
     Income taxes, net of refunds                                    $              1,267,108      $                467,000

See Accompanying Notes to Consolidated Financial Statements.

                                                              7

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp., (Company) for the year ended December 31, 2006 contained in the 2006 Annual Report to stockholders that is filed as an exhibit to the Company's Annual Report on Form 10-KSB.

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

     On July 10, 2007, the Board of Directors of the Company announced the authorization of a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately, 453,700 shares. Since the Board of Directors' decision to repurchase stock, the Company has repurchased 314,220 shares of common stock at an average price of $10.85 per share.

     On July 24, 2007, the Board of Directors of the Company declared a cash dividend on the Company's common stock of $.06 per share for the quarter ended June 30, 2007. The dividend will be payable to stockholders of record as of August 17, 2007 and is expected to be paid on August 24, 2007.

(2) On July 10, 2006, the Company acquired Clover Leaf Financial Corp., the parent company of Clover Leaf Bank. Shareholders of Clover Leaf Financial Corp. received total merger consideration of $21.2 million, consisting of 1,484,800 shares of First Clover Leaf common stock and approximately $6.4 million of cash, or $41.56 of merger consideration per share of Clover Leaf Financial Corp. The Company incurred acquisition costs of $343,504. The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." Fair value adjustments on the assets acquired and liabilities assumed are amortized over the estimated useful lives of the related assets and liabilities. The core deposit intangible of $2.39 million is amortized over
     7.6 years using the sum-of-the-years digits method. First Clover Leaf recorded fair value accounting adjustments of $329,000, net of income taxes of $202,000 and core deposit intangibles of $1.48 million, net of income taxes of $909,000. Based upon Clover Leaf Financial Corp. stockholders' equity of $10.33 million, goodwill amounted to $9.4 million at July 10, 2006. As a result of the Acquisition, the Bank operates three full-service offices (following closure of one existing office), and increases its market share and scale of operations.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following pro forma information, including the effects of the purchase accounting adjustments, summarizes the results of operations for the three and six months ended June 30, 2006 as though the acquisition had been completed as of the beginning of the period.

                                                             THREE            SIX
                                                             MONTHS          MONTHS
                                                             ENDED           ENDED
                                                            JUNE 30,        JUNE 30,
                                                         -------------   -------------
                                                             2006            2006
                                                         -------------   -------------
     Total interest income                               $  4,302,794    $  8,344,792
     Total interest expense                                 2,188,903       3,990,253
                                                         -------------   -------------
           Net interest income                              2,113,891       4,354,539
     Provision for loan losses                                 30,000          46,500
     Total noninterest income                                 101,998         193,033
     Total noninterest expense                              1,695,466       3,355,074
                                                         -------------   -------------
           Income before income taxes                         490,423       1,145,998
     Income taxes                                             188,301         432,503
                                                         -------------   -------------
           Net income                                    $    302,122    $    713,495
                                                         =============   =============
     Pro forma basic and diluted income per share        $       0.04    $       0.10
                                                         =============   =============
     Pro forma weighted-average shares outstanding          7,446,075       7,442,800
                                                         =============   =============

     The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisition occurred on the date indicated or which may be obtained in the future.

(3) The gross carrying value and accumulated amortization of the core deposit intangible is presented below:


                                            JUNE 30,         DECEMBER 31,
                                              2007               2006
                                       -----------------   -----------------

     Core deposit intangible           $       2,391,000   $      2,391,000
     Accumulated amortization                   (630,999)          (317,000)
                                       -----------------   -----------------
        Total                          $       1,760,001   $      2,074,000
                                       =================   =================

     Amortization expense on core deposit intangible for the three and six months ended June 30, 2007 was $157,000 and $313,999, respectively. There was no amortization expense of core deposit intangible for the three and six months ended June 30, 2006.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Estimated amortization expense on core deposit intangible for the six months ended December 31, 2007 and each of the five succeeding fiscal years is as follows:

                                                        CORE
                                                       DEPOSIT
                                                      INTANGIBLE
                                                    --------------

     Six months ended December 31, 2007             $     232,001
     Year ended December 31, 2008                         403,000
     Year ended December 31, 2009                         297,000
     Year ended December 31, 2010                         224,000
     Year ended December 31, 2011                         196,000
     Year ended December 31, 2012                         196,000

(4) Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2007, are summarized as follows:

                                                  LESS THAN 12 MONTHS            12 MONTHS OR MORE                  TOTAL
                                                FAIR        UNREALIZED         FAIR       UNREALIZED         FAIR       UNREALIZED
                                                VALUE           LOSS           VALUE         LOSS            VALUE          LOSS
                                            --------------  -----------   --------------  -----------   --------------  -----------
     Securities available for sale:
       U.S. government agency obligations   $  22,252,499   $  169,008    $  8,054,164    $  103,694    $   30,306,663  $  272,702
       Corporate bonds                                  -            -       3,444,108       151,838         3,444,108     151,838
       State and municipal securities             349,725        6,837               -             -           349,725       6,837
       Mortgage-backed securities               2,566,095       28,898         232,889         5,494         2,798,984      34,392
                                            --------------  -----------   --------------  -----------   --------------  -----------
                                            $  25,168,319   $  204,743    $  11,731,161   $  261,026    $   36,899,480  $  465,769
                                            ==============  ===========   ==============  ===========   ==============  ===========

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

(5) Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding. ESOP shares which are committed to be released are considered outstanding for basic and diluted income per share. The weighted-average share number for the three and six months ended June 30, 2006 has been restated to reflect the additional shares issued to First Federal shareholders through the Conversion described in Note 1.

                        FIRST CLOVER LEAF FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                              -----------------------------   -----------------------------
                                                                   2007            2006            2007            2006
                                                              --------------  -------------   -------------   -------------
     Net income available to common stockholders              $     615,253   $    291,714    $  1,303,204    $    625,584
                                                              ==============  =============   =============   =============

     Basic potential common shares:
        Weighted average shares outstanding                       9,074,031      7,589,318       9,074,031       7,589,318
        Weighted average unallocated Employee Stock
           Ownership Plan shares                                   (141,374)      (149,878)       (142,437)       (150,941)
                                                              --------------  -------------   -------------   -------------
               Basic weighted average shares outstanding          8,932,657      7,439,439       8,931,594       7,438,376

     Dilutive potential common shares                                     -              -               -               -
                                                              --------------  -------------   -------------   -------------

     Dilutive weighted average shares outstanding             $   8,932,657   $  7,439,439    $  8,931,594    $  7,438,376
                                                              ==============  =============   =============   =============

     Basic and diluted income per share                       $        0.07   $       0.04    $       0.15    $       0.08
                                                              ==============  =============   =============   =============

(6) The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. No adjustment was recognized for uncertain tax positions. The Company is subject to U.S. Federal income taxes, as well as State of Illinois income taxes. Tax years ending December 31, 2004 through December 31, 2006 remain open to examination by these jurisdictions. The Company recognizes interest and penalties related to tax positions in income tax expense. At June 30, 2007, there was no accrual for uncertain tax positions or related interest.

                        FIRST CLOVER LEAF FINANCIAL CORP.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

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

OVERVIEW

Net income increased to $615,000 for the three months ended June 30, 2007 from $292,000 for the same period last year. Net income increased to $1.3 million for the six months ended June 30, 2007 from $626,000 for the same period last year. The increase in net income is due to higher net interest income and noninterest income, which more than offset higher noninterest expense and higher income taxes. Basic and diluted income per share was $.07 and $.04 for the three months ended June 30, 2007 and 2006, respectively, and $.15 and $.08 for the six months ended June 30, 2007 and 2006, respectively.

CRITICAL ACCOUNTING POLICIES

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

QUALITATIVE DISCLOSURES OF MARKET RISK

During the relatively low interest rate environment that has existed in recent years, we have implemented the following strategies to manage interest rate risk: (i) maintaining a high equity-to-assets ratio; and (ii) offering a variety of adjustable rate loan products, including adjustable rate one- to four-family, multifamily and non-residential mortgage loans, and short-term consumer loans, and through the Clover Leaf acquisition, a variety of adjustable-rate commercial loans. By maintaining a high equity-to-assets ratio and by investing in adjustable-rate and short-term assets, we are better positioned to react to increases in market interest rates. However, maintaining high equity balances reduces the return-on-equity ratio, and investments in shorter-term assets generally bear lower yields than longer-term investments.

QUANTITATIVE DISCLOSURES OF MARKET RISK

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

LIQUIDITY AND CAPITAL RESOURCES
We maintain liquid assets at levels considered adequate to meet liquidity needs. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2007 and December 31, 2006, $35.3 million and $92.7 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the six months ended June 30, 2007 and 2006, our loan originations, net of collected principal, totaled $13.5 million and $3.5 million, respectively. We sold $1.8 million of loans during the six months ended June 30, 2007. No loans were sold during the comparable period in 2006. Cash received from calls and maturities of available-for-sale investment securities totaled $1.8 million and $750,000 for the six months ended June 30, 2007 and 2006, respectively. We purchased $11.6 million and $1.8 million in available-for-sale investment securities during the six months ended June 30, 2007 and 2006, respectively. We received proceeds of $851,000 from the pay-down of available-for-sale securities during the six months ended June 30, 2007. There were no proceeds received from pay-downs of available-for-sale securities during the same period in 2006.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


We redeemed FHLB stock of $2.1 million during the six months ended June 30, 2006. Purchases of premises and equipment, primarily related to renovation of one of the Bank's branch offices, were $1.3 million during the six months ended June 30, 2007.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Due to the change in the level of deposits with one significant customer, the net decrease in total deposits and other borrowings was $23.3 million and $10.6 million, respectively, for the six months ended June 30, 2007. During the comparable period in 2006 the net increase in deposits was $40.8 million due primarily to stock subscriptions related to the Conversion. There was no change in other borrowings for the comparable period in 2006.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. At June 30, 2007, we had $10.4 million of advances from the Federal Home Loan Bank of Chicago and an additional available credit of approximately $58.6 million.

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations. Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank's financial statements. The Bank was considered "well-capitalized" at June 30, 2007. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank's actual and required capital amounts and ratios at June 30, 2007 were as follows:

                                                                            MINIMUM                     REQUIRED
                                                                     --------------------------------------------------
                                                                          FOR CAPITAL                  TO BE "WELL
                                                  ACTUAL                    ADEQUACY                  CAPITALIZED"
                                         ----------------------      ----------------------      ----------------------
                                           AMOUNT        RATIO         AMOUNT        RATIO         AMOUNT        RATIO
                                         ----------    --------      ----------    --------      ----------    --------
                                                                     (DOLLARS IN THOUSANDS)
Stockholders' equity                     $  76,403
Goodwill and core deposit intangible       (11,163)
Disallowed servicing assets                   (404)
Unrealized loss on securities AFS, net         186
                                         ----------
Tangible capital                         $  65,022       18.1%       $   5,383        1.5%           N/A            -
General valuation allowance                  1,835
Deduction for low-level recourse              (777)
                                         ----------
Total capital to risk-weighted assets    $  66,080       25.8%       $  20,511        8.0%       $  25,639       10.0%
                                         ==========

Tier 1 capital to risk-weighted assets   $  65,022       25.4%       $     N/A          -        $  15,383        6.0%

Tier 1 capital to total assets           $  65,022       18.1%       $  14,354        4.0%       $  17,943        5.0%

                        FIRST CLOVER LEAF FINANCIAL CORP.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OFF-BALANCE SHEET ARRANGEMENTS

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

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at June 30, 2007 follows:

                                                                     RANGE OF
                              VARIABLE      FIXED                    RATES ON
                                RATE         RATE         TOTAL     FIXED RATE
                             COMMITMENTS  COMMITMENTS  COMMITMENTS  COMMITMENTS
                             -----------  -----------  -----------  -----------
                                             (Dollars in thousands)

Commitments to extend
  credit                     $    20,212  $     4,118  $    24,330  4.99%-18.00%
Standby letters of credit    $       909  $     2,456  $     3,365  6.00%-10.25%

Loans sold to the Federal Home Loan Bank (FHLB) of Chicago under the Mortgage Partnership Finance program are sold with recourse. The Bank has an agreement to sell residential loans up to $60.0 million to the FHLB of Chicago. Approximately $44.9 million has been sold through June 30, 2007. Under the agreement, the Bank has a maximum credit enhancement of $777,000 at June 30, 2007. Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RECENT ACCOUNTING PRONOUNCEMENTS

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

FINANCIAL CONDITION

TOTAL ASSETS. Total assets decreased to $376.4 million at June 30, 2007 from $410.3 million at December 31, 2006. The decrease was due to the change in cash levels as we experienced a decline in deposits with one significant customer. Federal funds sold increased to $22.8 million at June 30, 2007 from $20.5 million at December 31, 2006. Cash and due from banks declined to $12.5 million at June 30, 2007 from $72.1 million at December 31, 2006. Securities available for sale increased to $54.6 million at June 30, 2007 from $45.8 million at December 31, 2006. The increase was due primarily to purchases of $11.6 million, partially offset by maturities and pay-downs of $1.8 million and $851,000, respectively. At June 30, 2007, Federal Home Loan Bank of Chicago (FHLBC) stock amounted to $5.6 million. Loans, net amounted to $257.7 million at June 30, 2007, compared to $244.0 million at December 31, 2006. The increase was due primarily to new loan originations in excess of loan collections of $13.5 million. Property and equipment increased to $8.0 million at June 30, 2007 from $6.9 million at December 31, 2006 primarily due to the renovation of one of the Bank's branch offices.

TOTAL LIABILITIES. Deposits decreased to $247.5 million at June 30, 2007 from $270.8 million at December 31, 2006 as a result of net withdrawals, primarily with one significant customer. Due to the nature of this customer's business, large fluctuations in their deposit accounts are a normal occurrence. Securities sold under agreement to repurchase dropped to $18.9 million at June 30, 2007 from $29.4 million at December 31, 2006 due to the repayment of such borrowings. Other liabilities decreased to $1.6 million at June 30, 2007 from $1.9 million at December 31, 2006 primarily due to the timing of payment of Federal and State income taxes.

STOCKHOLDERS' EQUITY. Stockholders' equity increased to $93.5 million at June 30, 2007 from $93.3 million at December 31, 2006, principally as a result of net income of $1.3 million for the first half of 2007, less cash dividends paid of $1.1 million.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


ASSET QUALITY

The following table sets forth information with respect to the Company's nonperforming and impaired loans at the dates indicated.

                                                                      JUNE 30,          DECEMBER 31,
                                                                        2007                2006
                                                                  ----------------    ----------------
Loans 90 days or more past due and still accruing                 $        10,612     $        16,267
Nonaccrual loans                                                        2,461,559           1,371,289
Other impaired loans                                                    1,105,479           2,533,898
                                                                  ----------------    ----------------
  Total nonperforming and impaired loans                          $     3,577,650     $     3,921,454
                                                                  ================    ================

Allowance for losses on nonperforming and impaired loans          $       370,023     $       396,137
                                                                  ================    ================

Nonperforming and impaired loans with no allowance for losses     $        10,612     $        16,267
                                                                  ================    ================

At June 30, 2007, the Company had no loans which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured.

At June 30, 2007, the Company's nonaccrual loans increased $1.1 million from December 31, 2006, while other impaired loans declined $1.4 million from December 31, 2006. This shift in balances is primarily due to one loan relationship whose financial condition caused the Company to reclassify their loans to a nonaccrual status.

Under the Company's internal review policy, loans classified as substandard increased to $3.8 million at June 30, 2007 from $3.3 million at December 31, 2006.

Following is a summary of activity in the allowance for loan losses:

                                            SIX MONTHS ENDED
                                       JUNE 30,            JUNE 30,
                                        2007                 2006
                                   ----------------    ----------------
Balance at beginning of period     $     1,710,247     $       428,419
   Charge-offs                                   -                   -
   Recoveries                                3,624                   -
   Provision charged to expense            121,000                   -
                                   ----------------    ----------------
Balance at end of period           $     1,834,871     $       428,419
                                   ================    ================

RESULTS OF OPERATIONS

GENERAL. Net income increased to $615,000 for the three months ended June 30, 2007 from $292,000 for the same period last year. Net income increased to $1.3 million for the six months ended June 30, 2007 from $626,000 for the same period last year. The increase in net income is due to higher net interest income and noninterest income, which more than offset higher noninterest expense and higher income taxes.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


NET INTEREST INCOME. Net interest income increased to $2.6 million for the three months ended June 30, 2007 from $1.0 million for the comparable period in 2006. Net interest income increased to $5.3 million for the six months ended June 30, 2007 from $2.1 million for the comparable period in 2006. The increase was due principally to the Clover Leaf acquisition and a higher interest rate spread. Net interest-earning assets were $69.4 million for the six months ended June 30, 2007, compared to $36.3 million for the same period in 2006. The ratio of interest-earning assets to interest-bearing liabilities dropped to 124.9% for the six months ended June 30, 2007 from 134.6% for the same period in 2006. The interest rate spread increased to 2.21% for the six months ended June 30, 2007 versus 2.02% for the same period in 2006. The average rate on interest-earning assets increased by 77 basis points, while the average rate on interest-bearing liabilities increased by 58 basis points. The increase in the interest rate spread was attributable to a higher yield earned on the loan portfolio as a result of the Clover Leaf acquisition, which more than offset the effect of higher rates paid on customer deposits.

INTEREST INCOME. Interest income on loans increased to $4.4 million for the three months ended June 30, 2007 from $1.8 million for the comparable period in 2006. Interest income on loans increased to $8.5 million for the six months ended June 30, 2007 from $3.4 million for the comparable period in 2006. Interest income on loans increased as a result of primarily a higher average balance and yield due principally to the Clover Leaf acquisition. The average balance of loans was $249.1 million and $116.9 million for the six months ended June 30, 2007 and 2006, respectively. The average yield on loans increased to 6.86% for the six months ended June 30, 2007 from 5.89% for comparable period in 2006.

Interest income on securities increased to $723,000 for the three months ended June 30, 2007 from $212,000 for the comparable period in 2006. Interest income on securities increased to $1.4 million for the six months ended June 30, 2007 from $397,000 for the comparable period in 2006. Interest income on securities increased due primarily to a higher average balance as a result of the Clover Leaf acquisition. The average balance of securities was $57.1 million and $20.0 million for the six months ended June 30, 2007 and 2006, respectively. Interest on other interest-bearing deposits increased significantly due to a higher average balance and yield. The average balance of other interest-bearing deposits was $42.1 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively. The higher average balance of other interest-bearing deposits results primarily from an increase in Fed Funds Sold, which is related to the overall increase in deposit accounts. The average yield on other interest-bearing assets increased to 5.14% for the six months ended June 30, 2007 from 4.14% for the same period last year. The higher yield on interest-bearing deposits is due to a rising interest rate environment. Components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets.

INTEREST EXPENSE. Interest expense on deposits increased to $2.4 million for the three months ended June 30, 2007 from $988,000 for the comparable period in 2006. Interest expense on deposits increased to $4.9 million for the six months ended June 30, 2007 from $1.9 million for the comparable period in 2006. Higher cost of funds resulted from the Clover Leaf acquisition and higher market interest rates paid on certificates. The average balance of interest-bearing deposits was $243.3 million and $105.0 million for the six months ended June 30, 2007 and 2006, respectively. The average rate on deposits increased to 4.03% for the six months ended June 30, 2007 from 3.55% from the same period last year.

Interest on FHLB advances, securities sold under agreement to repurchase and subordinated debentures resulted from the acquisition of Clover Leaf Financial Corp.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


PROVISION FOR LOAN LOSSES. Provision for loan losses was $76,000 and $121,000 for the three and six months ended June 30, 2007. There was no provision for loan losses for the comparable periods in 2006. Provision for loan losses is based upon management's consideration of current economic conditions, the Company's loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company's provision for loan losses. The Company is subject to periodic examination by the OTS, which may require the Company to record increases in the allowances based on its evaluation of available information. There can be no assurance that the OTS will not require further increases to the allowances.

NONINTEREST INCOME. Noninterest income increased to $133,000 for the three months ended June 30, 2007 from $2,000 for the comparable period in 2006. Noninterest income increased to $262,000 for the six months ended June 30, 2007 from $3,000 for the comparable period in 2006. The increase is due to service charge income on deposit accounts and customer debit and credit cardholders acquired as a result of the merger. In addition, the Company has recognized noninterest income from their loan sale and servicing activity since the Acquisition.

NONINTEREST EXPENSE. Noninterest expense increased to $1.7 million for the three months ended June 30, 2007 from $562,000 for the comparable period in 2006. Noninterest expense increased to $3.4 million for the six months ended June 30, 2007 from $1.1 million for the comparable period in 2006. Compensation and employee benefits, the largest component of noninterest expense, increased by $483,000 to $715,000 for the three months ended June 30, 2007 from $232,000 for the comparable period in 2006 and increased by $953,000 to $1.4 million for the six months ended June 30, 2007 from $461,000 for the comparable period in 2006. Compensation and employee benefits increased as a result of primarily a higher number of personnel and salary levels due to the Clover Leaf acquisition. As a result of the Acquisition, the number of full-time equivalent employees increased from 9 to 53 at June 30, 2006 and 2007, respectively.

Occupancy expense rose to $206,000 for the three months ended June 30, 2007 compared to $28,000 for the comparable period in 2006. Occupancy expense rose to $412,000 for the six months ended June 30, 2007 compared to $57,000 for the comparable period in 2006. Occupancy expense increased due to the Clover Leaf acquisition and operation of four offices versus one office in the prior period.

Data processing services increased to $103,000 for the three months ended June 30, 2007 from $83,000 for the comparable period in 2006. Data processing services increased to $210,000 for the six months ended June 30, 2007 from $101,000 for the comparable period in 2006. Data processing services rose as a result of the Clover Leaf acquisition of deposits, including retail and commercial demand deposit accounts.

Director fees increased to $60,000 for the three months ended June 30, 2007 from $54,000 for the comparable period in 2006 and increased to $119,000 for the six months ended June 30, 2007 from $99,000 for the comparable period in 2006. The increase was due to an increased number of directors related to the Clover Leaf acquisition offset somewhat by fewer meetings held in 2007. During 2006, additional meetings were held due to the Conversion and Acquisition.

                        FIRST CLOVER LEAF FINANCIAL CORP.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Professional services increased to $125,000 for the three months ended June 30, 2007 from $34,000 for the comparable period in 2006. Professional services increased to $248,000 for the six months ended June 30, 2007 from $86,000 for the comparable period in 2006. Professional services increased as a result of higher expenses associated with our status as a larger and more complex public company following completion of the Clover Leaf acquisition.

Other noninterest expenses increased to $231,000 for the three months ended June 30, 2007 from $75,000 for the comparable period in 2006. Other noninterest expenses increased to $419,000 for the six months ended June 30, 2007 from $130,000 for the comparable period in 2006. Other noninterest expense increased due to the Clover Leaf acquisition, including expenses related to demand deposit accounts and internet banking services.

INCOME TAXES. Income taxes increased to $368,000 for the three months ended June 30, 2007 from $178,000 for the comparable period in 2006. Income taxes increased to $755,000 for the six months ended June 30, 2007 from $383,000 for the comparable period in 2006. The primary reason for the change in income taxes was the level of pre-tax income. The effective tax rate was 37.4% for the three months ended June 30, 2007 versus 37.9% for the comparable period in 2006. The effective tax rate was 36.7% for the six months ended June 30, 2007 versus 38.0% for the comparable period in 2006.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a)  On May 22, 2007 the Company held its Annual Meeting of Stockholders.

     (b) At the meeting, Harry Gallatin, Dean Pletcher, and Joseph J. Gugger were elected, each to serve a three-year term.

     (c)  Stockholders voted on the following matters:

          (i)  The election of the following directors of the Company:

               DIRECTOR:               FOR          WITHHELD
               ---------               ---          --------

               Harry Gallatin        7,509,938        10,339

               Dean Pletcher         7,512,674         7,603

               Joseph J. Gugger      7,509,860        10,417

          (ii) The ratification of the appointment of McGladrey & Pullen, LLP as independent registered public accounting firm for the Company for the year ended December 31, 2007:

               VOTES              FOR           AGAINST          ABSTAIN
               -----              ---           -------          -------

               7,520,277       7,451,569         66,803           1,905

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

                        FIRST CLOVER LEAF FINANCIAL CORP.
                        ---------------------------------
                             (Small Business Issuer)


DATE: August 14, 2007                  BY: Dennis M. Terry
                                           ---------------
                                           Dennis M. Terry,
                                           President and Chief Executive Officer


                                       BY: Darlene F. McDonald
                                           --------------------
                                           Darlene F. McDonald,
                                           Senior Vice-President and
                                           Chief Financial Officer