Form 10QSB
period 2007-09-30
First Clover Leaf Financial Corp.
filed 2007-11-14
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                          to          Commission file number 000-50820

FIRST CLOVER LEAF FINANCIAL CORP.
(Exact name of small business issuer as specified in its charter)

Maryland	20-4797391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6814 Goshen Road, Edwardsville, IL	62025
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code (618) 656-6122

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Transitional Small Business Disclosure Format (Check one): Yes ☐  No  ☒

State by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding November 14, 2007
Common Stock, par value $.10 per share	8,620,331

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
Assets	2007	2006
Cash and due from banks	$11,963,724	$72,142,452
Federal funds sold	10,249,757	20,522,501
Total cash and cash equivalents	22,213,481	92,664,953
Interest-bearing time deposits	335,662	285,668
Securities available for sale	55,632,662	45,831,623
Federal Home Loan Bank stock	5,603,773	5,603,773
Loans, net of allowance for loan losses of $1,969,471 and $1,710,247, respectively	270,820,698	244,022,905
Loans held for sale	1,996,192	1,002,318
Property and equipment, net	7,410,584	6,892,679
Accrued interest receivable	1,934,507	1,555,823
Mortgage servicing rights	408,467	412,013
Goodwill	9,402,608	9,402,608
Core deposit intangible	1,643,001	2,074,000
Other assets	980,720	543,423
Total assets	$378,382,355	$410,291,786
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$16,581,147	$22,037,287
Interest bearing deposits	239,873,275	248,792,359
Total deposits	256,454,422	270,829,646
Federal Home Loan Bank advances	10,419,919	10,325,920
Securities sold under agreement to repurchase	15,715,246	29,437,580
Subordinated debentures	3,831,064	3,798,016
Accrued interest payable	978,504	685,617
Other liabilities	1,753,776	1,886,482
Total liabilities	289,152,931	316,963,261
Commitments, Contingencies and Credit Risk
Stockholders' Equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $.10 par value; 20,000,000 shares authorized; 9,074,031 shares issued; 8,654,996 and 9,074,031 shares outstanding at September 30, 2007 and December 31, 2006, respectively	907,403	907,403
Additional paid-in capital	71,038,672	71,031,467
Retained earnings	22,517,395	22,212,827
Accumulated other comprehensive income (loss)	42,492	(92,817)
Unearned Employee Stock Ownership Plan shares	(666,577)	(730,355)
Treasury Stock, at cost; 419,035 shares	(4,609,961)	-
Total stockholders' equity	93,839,385	93,328,525
Total liabilities and stockholders' equity	$382,992,316	$410,291,786

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$4,550,662	$3,788,407	$13,094,127	$7,234,393
Interest on taxable securities	677,516	321,517	1,928,903	624,540
Interest on non-taxable securities	38,800	59,722	115,244	59,722
Federal Home Loan Bank dividends	39,119	72,988	129,158	167,260
Interest-bearing deposits and federal funds sold	342,313	589,677	1,424,102	679,463
Total interest and dividend income	5,648,410	4,832,311	16,691,534	8,765,378
Interest on deposits	2,682,261	2,039,267	7,589,713	3,900,126
Interest on Federal Home Loan Bank advances	151,544	138,409	432,668	138,409
Interest on securities sold under agreement to repurchase	177,088	53,327	601,541	53,327
Interest on subordinated debentures	75,094	72,151	222,935	72,151
Total interest expense	3,085,987	2,303,154	8,846,857	4,164,013
Net interest income	2,562,423	2,529,157	7,844,677	4,601,365
Provision for loan losses	134,000	66,667	255,000	66,667
Net interest income after provision for loan losses	2,428,423	2,462,490	7,589,677	4,534,698
Noninterest income:
Service fees on deposit accounts	48,805	44,219	137,176	44,219
Other service charges and fees	35,108	28,205	104,578	28,205
Loan servicing fees	18,943	23,989	76,889	23,989
Gain on sale of loans	25,019	5,691	68,570	5,691
Gain on sale of assets	64,126	-	64,126	-
Other	3,496	(4,126)	6,645	(1,186)
Total noninterest income	195,497	97,978	457,984	100,918
Noninterest expense:
Compensation and employee benefits	700,980	611,477	2,115,082	1,072,666
Occupancy expense	239,316	182,609	651,252	239,742
Data processing services	100,628	102,953	310,438	204,207
Director fees	59,550	132,000	178,150	230,750
Professional fees	122,649	76,215	370,190	161,770
Amortization of core deposit intangible	117,000	161,500	430,999	161,500
Amortization of mortgage servicing rights	20,543	26,000	61,628	26,000
Other	334,252	398,690	943,166	661,373
Total noninterest expense	1,694,918	1,691,444	5,060,905	2,758,008
Income before income taxes	929,002	869,024	2,986,756	1,877,608
Income taxes	339,400	344,900	1,093,950	727,900
Net income	$589,602	$524,124	$1,892,806	$1,149,708
Basic and diluted income per share (see Note 5)	$0.07	$0.06	$0.21	$0.15
Dividends per share	$0.06	$0.06	$0.18	$0.18

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$589,602	$524,124	$1,892,806	$1,149,708
Other comprehensive income:
Unrealized gains on securities arising during the period, net of tax	271,007	199,900	135,309	116,576
Comprehensive income	$860,609	$724,024	$2,028,115	$1,266,284

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,892,806	$1,149,708
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of:
Deferred loan origination (fees) costs, net	(53,496)	(63,240)
Premiums and discounts on securities	(21,749)	(50,511)
Premiums and discounts on loans	(397,000)	(204,000)
Core deposit intangible	430,999	161,500
Mortgage servicing rights	61,628	26,000
Premiums and discounts on deposits	2,500	(12,000)
Premiums and discounts on FHLB advances	93,999	34,500
Premiums and discounts on subordinated debt	33,048	10,000
Provision for loan losses	255,000	66,667
Depreciation expense	326,101	111,632
ESOP expense	70,983	58,338
Gain on sale of loans	(68,570)	(5,691)
Gain on sale of property and equipment	(64,126)	-
Proceeds from sales of loans held for sale	3,389,952	904,301
Originations of loans held for sale	(4,315,256)	(898,610)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	(378,684)	(223,019)
Decrease (increase) in other assets	(495,379)	254,153
Increase (decrease) in accrued interest payable	292,887	176,898
Increase (decrease) in other liabilities	(214,390)	(552,594)
Net cash flows from operating activities	841,253	944,032
Cash flows from investing activities:
Purchase of interest-bearing time deposits	(49,994)	-
Available for sale securities:
Purchases	(15,811,337)	(2,769,463)
Proceeds from calls and maturities	5,100,000	1,250,000
Proceeds from pay-downs	1,149,040	172,962
Held to maturity securities:
Proceeds from pay-downs	-	34,520
Redemption of Federal Home Loan Bank stock	-	2,111,461
Loan originations, net of principal collected	(26,602,297)	(12,567,180)
Purchase of property and equipment	(1,380,013)	(113,792)
Proceeds from the sale of property and equipment	600,133	-
Cash received in acquisition of Clover Leaf Financial Corp., net	-	19,857,563
Net cash flows from investing activities	$(36,994,468)	$7,976,071

(Continued)

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)
(Continued)
	Nine Months Ended
	September 30,
	2007	2006

Cash flows from financing activities:
Net increase (decrease) in deposits	$(14,377,724)	$(10,359,818)
Net increase (decrease) in other borrowings	(13,722,334)	5,065,989
Repayment of FHLB advances	-	(3,000,000)
Issuance of common stock, net	-	40,144,878
Purchase of Treasury Stock	(4,609,961)	-
Cash dividends	(1,588,238)	(939,300)
Net cash flows from financing activities	(34,298,257)	30,911,749
Net increase (decrease) in cash and cash equivalents	(70,451,472)	39,831,852
Cash and cash equivalents at beginning of period	92,664,953	3,427,901
Cash and cash equivalents at end of period	$22,213,481	$43,259,753

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$8,472,799	$3,954,615
Income taxes, net of refunds	1,593,542	713,000

Supplemental schedule of noncash investing and financing activities:
Transfer of securities from held to maturity to available for sale	$-	$317,505
Common stock issued in acquisition of Clover Leaf Financial Corp.	-	14,848,004

Net cash received (paid) in acquisition of Clover Leaf Financial Corp.:
Cash paid to Clover Leaf Financial Corp. shareholders	$-	$(6,363,430)
Acquisition costs paid	-	(275,786)
Total cash payments	-	(6,639,216)
Cash and cash equivalents acquired	-	26,496,779
Net cash received in acquisition	$-	$19,857,563

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(1)
The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (Company) for the year ended December 31, 2006 contained in the 2006 Annual Report to Stockholders that was filed as an exhibit to the Company’s Annual Report on Form 10-KSB.

On January 2, 2001, First Federal Savings & Loan Association of Edwardsville (Association) reorganized into the two-tier mutual holding company structure.  As part of the reorganization, the Association became a capital stock savings and loan association and a wholly-owned subsidiary of First Federal Financial Services, Inc., which became the majority-owned subsidiary of First Federal Financial Services, MHC (MHC).  On November 20, 2003, the Board of Directors adopted a plan to complete an initial public offering of the common stock of the Company.  In connection with the offering, the Company offered its common stock to the depositors of the Association as of specified dates and to an employee stock ownership plan.  The initial public offering was consummated on June 28, 2004 through the sale and issuance by the Company of 1,764,027 shares of common stock at $10 per share.  In addition, the Company issued 2,156,033 shares to the MHC, resulting in the MHC retaining a 55% ownership percentage in the Company.  Net proceeds from the sale of common stock were $16,011,975 after deduction of offering expenses of $746,285, and unearned compensation related to shares issued to the ESOP.

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

The Conversion and Acquisition were consummated on July 10, 2006 through the sale and issuance by First Clover Leaf of 4,174,125 shares of common stock at $10 per share.  Net proceeds from the sale of common stock were $40.14 million after deduction of conversion and offering costs of $1.60 million.  In addition, each outstanding share of stock was converted into the right to receive 1.936 shares of First Clover Leaf’s common stock, or 3,415,193 total shares.  Shareholders of Clover Leaf Financial Corp. received total merger consideration of $21.2 million, consisting of 1,484,800 shares of First Clover Leaf common stock and approximately $6.4 million of cash, or $41.56 of merger consideration per share of Clover Leaf Financial Corp.  In addition, fractional shares in the aggregate, or 87 shares, were redeemed for cash.  Clover Leaf Bank merged its operations into First Federal Savings and Loan Association of Edwardsville as of July 10, 2006 and was renamed First Clover Leaf Bank (Bank).  First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF.”  As required by current regulations, a liquidation account in the amount of $20.7 million was established in conjunction with the Conversion.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

As a result, each eligible account holder or supplemental account holder will be entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such event.  This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase after Conversion in the related deposit balance.  The Bank may not declare, pay a dividend on, or repurchase any of its capital stock of the Bank, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.  Any purchase of First Clover Leaf common stock will be conducted in accordance with applicable laws and regulations.  First Clover Leaf expects that, subject to regulatory capital requirements of the Bank, financial condition and results of operations for First Clover Leaf and the Bank, quarterly dividends will continue to be paid in the future, although no assurances can be given that dividends will be paid in the future.

On July 10, 2007, the Board of Directors of the Company announced the authorization of a stock repurchase program pursuant to which the Company was authorized to repurchase up to 5% of its issued and outstanding shares, or up to approximately, 453,700 shares.  As of October 11, 2007, the Company had repurchased all 453,700 shares of common stock authorized by the Board of Directors at an average price of $11.01 per share.  On October 23, 2007, the Board of Directors of the Company announced the authorization of a second stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding common stock, or up to approximately 443,600 shares.

On October 23, 2007, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $.06 per share for the quarter ended September 30, 2007.  The dividend will be payable to stockholders of record as of November 16, 2007 and is expected to be paid on November 26, 2007.

(2)
On July 10, 2006, the Company acquired Clover Leaf Financial Corp., the parent company of Clover Leaf Bank.  Shareholders of Clover Leaf Financial Corp. received total merger consideration of $21.2 million, consisting of 1,484,800 shares of First Clover Leaf common stock and approximately $6.4 million of cash, or $41.56 of merger consideration per share of Clover Leaf Financial Corp.  The Company incurred acquisition costs of $343,504.  The Acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”  Fair value adjustments on the assets acquired and liabilities assumed are amortized over the estimated useful lives of the related assets and liabilities.  The core deposit intangible of $2.39 million is amortized over 7.6 years using the sum-of-the-years digits method.  First Clover Leaf recorded fair value accounting adjustments of $329,000, net of income taxes of $202,000 and core deposit intangibles of $1.48 million, net of income taxes of $909,000.  Based upon Clover Leaf Financial Corp. stockholders’ equity of $10.33 million, goodwill amounted to $9.4 million at July 10, 2006.  As a result of the Acquisition, the Bank now operates three full-service offices and increased its market share and scale of operations.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

The following pro forma information, including the effects of the purchase accounting adjustments, summarizes the results of operations for the nine months ended September 30, 2006 as though the Acquisition had been completed as of the beginning of the period.

Nine
Months
Ended
September 30,
2006

Total interest income	13,357,096
Total interest expense	6,432,358
Net interest income	6,924,738
Provision for loan losses	116,500
Total noninterest income	291,549
Total noninterest expense	5,277,733
Income before income taxes	1,822,054
Income taxes	761,461
Net income	1,060,593
Pro forma basic and diluted income per share	0.12
Pro forma weighted-average shares outstanding	8,924,997

The pro forma results of operations do not purport to be indicative of the results that would actually have been obtained had the Acquisition occurred on the date indicated or that may be obtained in the future.

(3)	The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	September 30,	December 31,
	2007	2006

Core deposit intangible	$2,391,000	$2,391,000
Accumulated amortization	(747,999)	(317,000)
Total	$1,643,001	$2,074,000

Amortization expense on core deposit intangible for the three and nine months ended September 30, 2007 was $117,000 and $430,999, respectively, and $161,500 for each of the comparable periods for 2006.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Estimated amortization expense on core deposit intangible for the three months ended December 31, 2007 and each of the five succeeding fiscal years is as follows:

Core
Deposit
Intangible

Three months ended December 31, 2007	$115,001
Year ended December 31, 2008	403,000
Year ended December 31, 2009	297,000
Year ended December 31, 2010	224,000
Year ended December 31, 2011	196,000
Year ended December 31, 2012	196,000

(4)
Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2007 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss
Securities available for sale:
U.S. government agency obligations	$1,996,100	$3,900	$4,666,140	$32,955	$6,662,240	$36,855
Corporate bonds	496,150	2,630	3,471,219	124,247	3,967,369	126,877
Mortgage-backed securities	2,445,815	17,442	221,183	3,740	2,666,998	21,182
	$4,938,065	$23,972	$8,358,542	$160,942	$13,296,607	$184,914

For all of the above securities, the unrealized losses are primarily due to changes in interest rates and, as such, are considered to be temporary by the Company.

(5)
Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding.  ESOP shares which are committed to be released are considered outstanding for basic and diluted income per share.  The weighted-average share number for the three and nine months ended September 30, 2006 has been restated to reflect the additional shares issued to First Federal shareholders through the Conversion described in Note 1.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income available to common stockholders	$589,602	$524,124	$1,892,806	$1,149,708

Basic potential common shares:
Weighted average shares outstanding	8,832,363	8,912,649	8,992,590	8,035,276
Weighted average unallocated Employee Stock
Ownership Plan shares	(140,288)	(148,026)	(142,398)	(149,034)
Basic weighted average shares outstanding	8,692,075	8,764,623	8,850,192	7,886,242

Dilutive potential common shares	-	-	-	-

Dilutive weighted average shares outstanding	$8,692,075	$8,764,623	$8,850,192	$7,886,242

Basic and diluted income per share	$0.07	$0.06	$0.21	$0.15

(6)
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007.  No adjustment was recognized for uncertain tax positions.  The Company is subject to U.S. Federal income taxes, as well as State of Illinois income taxes.  Tax years ending December 31, 2004 through December 31, 2006 remain open to examination by these jurisdictions.  The Company recognizes interest and penalties related to tax positions in income tax expense.  At September 30, 2007, there was no accrual for uncertain tax positions or related interest.

(7)
The Company has an employee stock ownership plan (ESOP) that covers substantially all employees who have attained the age of 21 and completed one year of service.  The Clover Leaf Financial Corp. employees became eligible to participate in the plan on January 1, 2007.  In connection with the stock offering in 2004, the Company loaned funds to the ESOP for the purchase of the Company’s common stock at the initial public offering at $10.00 per share.  The Company loan is being repaid with level annual payments of $70,318 over 20 years beginning December 31, 2004.  All shares are held in a suspense account for allocation among the participants as the loan is repaid.  Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the note.  Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account.  As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $23,003 and $70,983 was incurred for the three and nine months ended September 30, 2007, respectively and $21,000 and $58,338 for comparable periods in 2006.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note.

ESOP shares issued prior to the conversion date have been adjusted by the exchange ratio of 1.936.

The following table reflects the shares held by the plan at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Unallocated shares (fair value at September 30, 2007 and December 31, 2006 of $1,521,417 and $1,662,477, respectively)	138,185	144,563
Allocated Shares	32,574	26,196
Total ESOP Shares	170,759	170,759

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

When used in this Form 10-QSB, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution you not to place undue reliance on any such forward-looking statements, which only speak as of the date made.  The Company wishes to advise you that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Net income increased to $590,000 for the three months ended September 30, 2007 from $524,000 for the same period last year.  Net income increased to $1.9 million for the nine months ended September 30, 2007 from $1.1 million for the same period last year.  The increase in net income was due to higher net interest income and noninterest income, which more than offset higher noninterest expense and higher income taxes.  Basic and diluted income per share was $.07 and $.06 for the three months ended September 30, 2007 and 2006, respectively, and $.21 and $.15 for the nine months ended September 30, 2007 and 2006, respectively.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis or Plan of Operation

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Quantitative Disclosures of Market Risk

The majority of First Clover Leaf Bank’s assets and liabilities are monetary in nature.  Consequently, the most significant form of market risk is interest rate risk.  First Clover Leaf’s assets, consisting primarily of loans, have longer maturities than its liabilities, consisting primarily of deposits.  As a result, the principal part of First Clover Leaf’s business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, the Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis or Plan of Operation

assets and liabilities, for determining the level of risk that is appropriate given First Clover Leaf’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.  Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee meets as needed to review the asset/liability policies and interest rate risk position.

The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  The Office of Thrift Supervision model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 basis points.  At September 30, 2007, the Company’s NPV percentage change for a 100 and 200 basis point rate reduction was a positive 2% for each.  Under the increasing rate scenarios, the Company would experience a NPV decline of 5% at a 100 basis point rate change and a decline of 10% at a 200 basis point rate change.  These ratios are within the Office of Thrift Supervision guidelines.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2007 and December 31, 2006, $22.2 million and $92.7 million, respectively, were invested in cash and cash equivalents.  The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Chicago.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis or Plan of Operation

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended September 30, 2007 and 2006, our loan originations, net of collected principal, totaled $26.6 million and $12.6 million, respectively.  We sold $3.4 million of loans during the nine months ended September 30, 2007, and $904,000 during the comparable period in 2006.  Cash received from calls and maturities of available-for-sale investment securities totaled $5.1 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively.  We purchased $15.8 million and $2.8 million in available-for-sale investment securities during the nine months ended September 30, 2007 and 2006, respectively.  We received proceeds of $1.1 million and $173,000 from the pay-down of available-for-sale securities during the nine months ended September 30, 2007 and 2006, respectively.

Purchases of premises and equipment, primarily related to the renovation of one of the Bank’s branch offices, were $1.4 million during the nine months ended September 30, 2007.  Sales of premises and equipment totaled $600,000, including a gain on the sale of assets of $64,000, during the nine months ended September 30, 2007.  This included the sale of our Park Street facility that had been closed in the fourth quarter of 2006.  Purchases of premises and equipment were $114,000 for the comparable period in 2006.  There were no redemptions of FHLB stock for the nine months ended September 30, 2007.  During the comparable period in 2006 FHLB stock redemptions were $2.1 million.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Due to the reduction in the level of deposits with one significant customer of $33.7 million offset by increases in deposits of $19.3 million, net deposits decreased by $14.4 million for the nine months ended September 30, 2007.  Large fluctuations in the level of deposits are a normal occurrence for this customer based on the nature of this customer’s business.  During the comparable period in 2006 the net decrease in deposits was $10.4 million.  Other borrowings had a net decrease of $13.7 million and a net increase of $5.1 million for the nine months ended September 30, 2007 and 2006, respectively. Repurchases of the Company’s common stock were $4.6 million for the nine months ended September 30, 2007.  There were no repurchases of the Company’s common stock for the comparable period in 2006.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At September 30, 2007, we had $10.4 million of advances from the Federal Home Loan Bank of Chicago and an additional available credit of approximately $57.1 million.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis or Plan of Operation

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at September 30, 2007.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at September 30, 2007 were as follows:

			Minimum Required
			for Capital			to be "Well
	Actual		Adequacy			Capitalized"
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$77,306
Goodwill and core deposit intangible	(11,045)
Disallowed servicing assets	(408)
Unrealized loss (gain) on securities AFS, net	(41)
Tangible capital	$65,812	18.0%		$5,478	1.5%	N/A	-
General valuation allowance	1,969
Deduction for low-level recourse	(814)
Total capital to risk-weighted assets	$66,967	24.7%		$21,725	8.0%	$27,156	10.0%

Tier 1 capital to risk-weighted assets	$65,812	24.2%	$	N/A	-	$16,293	6.0%

Tier 1 capital to total assets	$65,812	18.0%		$14,607	4.0%	$18,259	5.0%

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company is a party to credit-related financial instruments with off-balance sheet risk to meet the financing needs of our customers.  These financial instruments include commitments to extend credit.  The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  Unfunded commitments under construction lines of credit for residential and multi-family properties are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis or Plan of Operation

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at September 30, 2007 follows:

				Range of
	Variable	Fixed		Rates on
	Rate	Rate	Total	Fixed Rate
	Commitments	Commitments	Commitments	Commitments
	($ in thousands)

Commitments to extend credit	$18,313	$13,867	$32,180	4.99%-18.00%
Standby letters of credit	$3,174	$2,479	$5,653	6.00%-9.75%

Loans sold to the Federal Home Loan Bank (FHLB) of Chicago under the Mortgage Partnership Finance program are sold with recourse.  The Bank has an agreement to sell residential loans up to $60.0 million to the FHLB of Chicago.  Approximately $46.7 million had been sold through September 30, 2007.  Under the agreement, the Bank had a maximum credit enhancement of $814,000 at September 30, 2007.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.

Recent Accounting Pronouncements

The following accounting standards were recently issued relating to the financial services industry:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect SFAS No. 157 to have a material impact on the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities shall report unrealized gains and losses on those items which the fair value option has been elected in earnings.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the requirements of the Statement and impact on the Company’s financial position and results of operations.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis or Plan of Operation

Financial Condition

Total Assets.  Total assets decreased to $378.4 million at September 30, 2007 from $410.3 million at December 31, 2006.  The decrease was due to the change in cash levels as we experienced a decline in deposits with one significant customer.  Federal funds sold decreased to $10.2 million at September 30, 2007 from $20.5 million at December 31, 2006.  Cash and due from banks declined to $12.0 million at September 30, 2007 from $72.1 million at December 31, 2006.  Securities available for sale increased to $55.6 million at September 30, 2007 from $45.8 million at December 31, 2006.  The increase was due primarily to purchases of $15.8 million, partially offset by maturities and pay-downs of $5.1 million and $1.1 million, respectively.  Loans, net amounted to $270.8 million at September 30, 2007, compared to $244.0 million at December 31, 2006.  The increase was due primarily to new loan originations in excess of loan collections of $26.6 million.  The majority of this increase was in the commercial loan portfolio which has experienced a steady demand over the nine month period.  Property and equipment increased to $7.4 million at September 30, 2007 from $6.9 million at December 31, 2006 primarily due to the renovation of one of the Bank’s branch offices.  The Company has entered into a Real Estate Contract with a local contractor to purchase for the sum of $625,000, three lots and a newly constructed building, prior to the final build out, in accordance with agreed upon plans and specifications as outlined by both parties.  The closing of this sale is expected to occur on or before February 1, 2008.

Total Liabilities.  Deposits decreased to $256.5 million at September 30, 2007 from $270.8 million at December 31, 2006 as a result of net withdrawals, primarily with one significant customer.  Due to the nature of this customer’s business, large fluctuations in its deposit accounts are a normal occurrence.  Securities sold under agreement to repurchase dropped to $15.7 million at September 30, 2007 from $29.4 million at December 31, 2006 due to the repayment of such borrowings.

Stockholders’ Equity.  Stockholders’ equity decreased to $89.2 million at September 30, 2007 from $93.3 million at December 31, 2006, principally as a result of the repurchase of $4.6 million of the Company’s common stock, and the payment of cash dividends of $1.6 million.  These decreases in equity were partially offset by $1.9 million in net income.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis or Plan of Operation

Asset Quality

The following table sets forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated.
	September 30,	December 31,
	2007	2006

Loans 90 days or more past due and still accruing	$128,762	$16,267
Nonaccrual loans	2,207,454	1,371,289
Other impaired loans	967,117	2,533,898
Total nonperforming and impaired loans	$3,303,333	$3,921,454

Allowance for losses on nonperforming and impaired loans	$409,149	$396,137

Nonperforming and impaired loans with no allowance for losses	$128,762	$16,267

At September 30, 2007, the Company had no loans which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured.

At September 30, 2007, the Company’s nonaccrual loans increased $836,000 from December 31, 2006, while other impaired loans declined $1.6 million from December 31, 2006.  This shift in balances was primarily due to one loan relationship whose financial condition caused the Company to reclassify their loans to a nonaccrual status from an impaired status.

Under the Company’s internal review policy, loans classified as substandard totaled $3.4 million at September 30, 2007 and $3.3 million at December 31, 2006.

Following is a summary of activity in the allowance for loan losses:
	Nine Months Ended
	September 30,	September 30,
	2007	2006
Balance at beginning of period	$1,710,247	$428,419
Allowance acquired by acquisition	-	911,021
Charge-offs	-	-
Recoveries	4,224	1,358
Provision charged to expense	255,000	66,667
Balance at end of period	$1,969,471	$1,407,465

Results of Operations

General.  Net income increased to $590,000 for the three months ended September 30, 2007 from $524,000 for the same period last year.  This increase was primarily due to an increase in noninterest income, with relatively no change in net interest income or noninterest expense.  Net income increased to $1.9 million for the nine months ended September 30, 2007 from $1.1 million for the same period last year.  The increase in net income was due to higher net interest income and noninterest income, which more than offset higher noninterest expense and higher income taxes.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis or Plan of Operation

Net interest income.  Net interest income increased to $2.6 million for the three months ended September 30, 2007 from $2.5 million for the comparable period in 2006.  Net interest income increased to $7.8 million for the nine months ended September 30, 2007 from $4.6 million for the comparable period in 2006. The increase for the nine months ended September 30, 2007 was due principally to the Clover Leaf acquisition.  Average net interest-earning assets were $81.5 million for the nine months ended September 30, 2007, compared to $43.1 million for the same period in 2006. The ratio of interest-earning assets to interest-bearing liabilities increased to 130.5% for the nine months ended September 30, 2007 from 128.9% for the same period in 2006.  The average interest rate spread dropped to 1.97% for the nine months ended September 30, 2007 from 2.36% for the same period in 2006.  The average rate on interest-earning assets increased by 30 basis points, while the average rate on interest-bearing liabilities increased by 69 basis points.  The decrease in the interest rate spread was attributable to the cost of funds rising faster than the yield on interest-earning assets.

Interest income.  Interest income on loans increased to $4.6 million for the three months ended September 30, 2007 from $3.8 million for the comparable period in 2006.  Interest income on loans increased to $13.1 million for the nine months ended September 30, 2007 from $7.2 million for the comparable period in 2006. Interest income on loans increased primarily as a result of a higher average balance and yield due principally to the Clover Leaf acquisition.  The average balance of loans was $254.0 million and $149.9 million for the nine months ended September 30, 2007 and 2006, respectively. The average yield on loans increased to 6.87% for the nine months ended September 30, 2007 from 6.43% for comparable period in 2006.

Interest income on securities increased to $755,000 for the three months ended September 30, 2007 from $454,000 for the comparable period in 2006.  Interest income on securities increased to $2.2 million for the nine months ended September 30, 2007 from $852,000 for the comparable period in 2006.  Interest income on securities increased due primarily to a higher average balance as a result of the Clover Leaf acquisition.  The average balance of securities was $58.2 million and $25.5 million for the nine months ended September 30, 2007 and 2006, respectively.  Interest on other interest-bearing deposits, which includes federal funds sold, increased significantly due to a higher average balance.  The average balance of these deposits was $36.8 million and $16.8 million for the nine months ended September 30, 2007 and 2006, respectively.  The higher average balance of other interest-bearing deposits resulted primarily from an increase in federal funds sold, which is related to the overall increase in deposit accounts.  The average yield on other interest-bearing assets decreased to 5.16% for the nine months ended September 30, 2007 from 5.39% for the same period last year.  The lower yield on other interest-bearing deposits was due to a decline in the rate paid on these deposits, specifically the federal fund rate.  Components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets.

Interest expense.  Interest expense on deposits increased to $2.7 million for the three months ended September 30, 2007 from $2.0 million for the comparable period in 2006.  Interest expense on deposits increased to $7.6 million for the nine months ended September 30, 2007 from $3.9 million for the comparable period in 2006.  Higher cost of funds resulted from the increase in balances from the Clover Leaf acquisition and higher market interest rates paid on certificates.  The average balance of interest-bearing deposits was $232.7 million and $142.5 million for the nine months ended September 30, 2007 and 2006, respectively.  The average rate on deposits increased to 4.35% for the nine months ended September 30, 2007 from 3.65% from the same period last year.

The increase of interest on FHLB advances, securities sold under agreement to repurchase and subordinated debentures for the nine months ended September 30, 2007 resulted from these borrowing being acquired in the acquisition of Clover Leaf Financial Corp.  Prior to the Acquisition, the Company did not have borrowings or subordinated debt.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis or Plan of Operation

Provision for loan losses.  Provision for loan losses was $134,000 and $255,000 for the three and nine months ended September 30, 2007, respectively, and $67,000 for each of the comparable periods in 2006.  Provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Company’s provision for loan losses.  The large increase for the three and nine months ended September 30, 2007 compared to the same periods in 2006 was primarily due to the overall increase in the loan portfolio as well as the change in the composition of the portfolio that now includes a larger share of commercial and commercial real estate loans.  The Company is subject to periodic examination by the OTS, which may require the Company to record increases in the allowances based on its evaluation of available information.  There can be no assurance that the OTS will not require further increases to the allowances.

Noninterest income.  Noninterest income increased to $195,000 for the three months ended September 30, 2007 from $98,000 for the comparable period in 2006.  Noninterest income increased to $458,000 for the nine months ended September 30, 2007 from $101,000 for the comparable period in 2006.  The increase was due to service charge income on deposit accounts and customer debit and credit cardholders acquired as a result of the Acquisition.  In addition, the Company has recognized noninterest income from their loan sale and servicing activity since the Acquisition.  The Company also recognized $64,000 in gain on sale of assets during 2007 related to the sale of the Park Street facility.

Noninterest expense.  Noninterest expense totaled $1.7 million for the three months ended September 30, 2007 and 2006.  Noninterest expense increased to $5.1 million for the nine months ended September 30, 2007 from $2.8 million for the comparable period in 2006.  Compensation and employee benefits, the largest component of noninterest expense, increased to $701,000 for the three months ended September 30, 2007 from $611,000 for the comparable period in 2006 and increased to $2.1 million for the nine months ended September 30, 2007 from $1.1 million for the comparable period in 2006.  Compensation and employee benefits increased as a result of primarily a higher number of personnel and salary levels due to the Clover Leaf acquisition.

Occupancy expense rose to $239,000 for the three months ended September 30, 2007 compared to $183,000 for the comparable period in 2006.  Occupancy expense rose to $651,000 for the nine months ended September 30, 2007 compared to $240,000 for the comparable period in 2006. Occupancy expense increased due to the Clover Leaf acquisition and operation of three offices versus one office in the prior period, and depreciation on the renovation of one of the branch offices that was completed in 2007.

Data processing services decreased to $101,000 for the three months ended September 30, 2007 from $103,000 for the comparable period in 2006.  Data processing services increased to $310,000 for the nine months ended September 30, 2007 from $204,000 for the comparable period in 2006.  Data processing services rose as a result of the Clover Leaf acquisition of deposits, including retail and commercial demand deposit accounts not previously offered by the Company.

Director fees decreased to $60,000 for the three months ended September 30, 2007 from $132,000 for the comparable period in 2006 and decreased to $178,000 for the nine months ended September 30, 2007 from $231,000 for the comparable period in 2006.  During 2006, additional meetings were held due to the Conversion and Acquisition.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis or Plan of Operation

Professional services increased to $123,000 for the three months ended September 30, 2007 from $76,000 for the comparable period in 2006.  Professional services increased to $370,000 for the nine months ended September 30, 2007 from $162,000 for the comparable period in 2006.  Professional services increased as a result of higher expenses associated with our status as a larger and more complex public company following completion of the Clover Leaf acquisition.

Other noninterest expenses decreased to $334,000 for the three months ended September 30, 2007 from $399,000 for the comparable period in 2006.  Other noninterest expenses increased to $943,000 for the nine months ended September 30, 2007 from $661,000 for the comparable period in 2006.  Other noninterest expense increased due to the Clover Leaf acquisition, including expenses related to demand deposit accounts and internet banking services not previously offered by the Company.

Income taxes.  Income taxes decreased to $339,000 for the three months ended September 30, 2007 from $345,000 for the comparable period in 2006.  Income taxes increased to $1.1 million for the nine months ended September 30, 2007 from $728,000 for the comparable period in 2006.  The primary reason for the change in income taxes was the level of pre-tax income.  The effective tax rate was 36.5% for the three months ended September 30, 2007 versus 39.7% for the comparable period in 2006.  The effective tax rate was 36.6% for the nine months ended September 30, 2007 versus 38.8% for the comparable period in 2006.  The decrease in the effective tax rate for the three and nine months ended September 30, 2007 from the comparable periods in 2006 was primarily due to an increase in tax exempt income.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports.

In addition, there have been no changes in the Company’s internal control over financial reporting    during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

PART II - Other Information

Item 1 - Legal Proceedings.

There are no material legal proceedings to which the Company is a party or of which any of their property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.  The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[1]
				453,700
July 10 - 31, 2007	208,342	$10.82	208,342	245,358
August 1 - 31, 2007	123,529	$10.91	123,529	121,829
September 1 - 30, 2007	87,164	$11.57	87,164	34,665

1 The Company’s Board of Directors approved a stock repurchase program on July 10, 2007 for the repurchase of up to 453,700 shares of common stock.  The Company has since purchased all 453,700 shares that were approved.  The Company’s Board of Directors approved a second stock repurchase program on October 23, 2007 for the repurchase of up to 443,600 shares of common stock.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

None

Item 5 - Other Information.

None

Item 6 – Exhibits.

(a)  Exhibits.
31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32:	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Small Business Issuer)

DATE: November 14, 2007	BY:	Dennis M. Terry
Dennis M. Terry, President and Chief Executive Officer

	BY:	Darlene F. McDonald
Darlene F. McDonald, Senior Vice-President and Chief Financial Officer