Form 10QSB/A
period 2007-09-30
First Clover Leaf Financial Corp.
filed 2007-11-26
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-QSB/A ( the “Amendment”) is to amend the Quarterly Report on Form 10-QSB of First Clover Leaf Financial Corp. (the “Company”) for the fiscal quarter ended September 30, 2007, which was filed with the Securities and Exchange Commission on November 14, 2007. This Amendment is being filed solely to correct a computational error on the Company’s Consolidated Balance Sheets for the amounts shown as “Total stockholders’ equity” and “Total liabilities and stockholders’ equity” as of September 30, 2007.  No other information is being amended by this Amendment.

This Amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB and does not otherwise modify or update the disclosures in the original Quarterly Report on Form 10-QSB in any way.

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
Assets	2007	2006
Cash and due from banks	$11,963,724	$72,142,452
Federal funds sold	10,249,757	20,522,501
Total cash and cash equivalents	22,213,481	92,664,953
Interest-bearing time deposits	335,662	285,668
Securities available for sale	55,632,662	45,831,623
Federal Home Loan Bank stock	5,603,773	5,603,773
Loans, net of allowance for loan losses of $1,969,471 and $1,710,247, respectively	270,820,698	244,022,905
Loans held for sale	1,996,192	1,002,318
Property and equipment, net	7,410,584	6,892,679
Accrued interest receivable	1,934,507	1,555,823
Mortgage servicing rights	408,467	412,013
Goodwill	9,402,608	9,402,608
Core deposit intangible	1,643,001	2,074,000
Other assets	980,720	543,423
Total assets	$378,382,355	$410,291,786
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$16,581,147	$22,037,287
Interest bearing deposits	239,873,275	248,792,359
Total deposits	256,454,422	270,829,646
Federal Home Loan Bank advances	10,419,919	10,325,920
Securities sold under agreement to repurchase	15,715,246	29,437,580
Subordinated debentures	3,831,064	3,798,016
Accrued interest payable	978,504	685,617
Other liabilities	1,753,776	1,886,482
Total liabilities	289,152,931	316,963,261
Commitments, Contingencies and Credit Risk
Stockholders' Equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $.10 par value; 20,000,000 shares authorized; 9,074,031 shares issued; 8,654,996 and 9,074,031 shares outstanding at September 30, 2007 and December 31, 2006, respectively	907,403	907,403
Additional paid-in capital	71,038,672	71,031,467
Retained earnings	22,517,395	22,212,827
Accumulated other comprehensive income (loss)	42,492	(92,817)
Unearned Employee Stock Ownership Plan shares	(666,577)	(730,355)
Treasury Stock, at cost; 419,035 shares	(4,609,961)	-
Total stockholders' equity	89,229,424	93,328,525
Total liabilities and stockholders' equity	$378,382,355	$410,291,786

See Accompanying Notes to Consolidated Financial Statements.

FIRST CLOVER LEAF FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Small Business Issuer)

DATE: November 26, 2007	BY:	Dennis M. Terry
Dennis M. Terry, President and Chief Executive Officer

	BY:	Darlene F. McDonald
Darlene F. McDonald, Senior Vice-President and Chief Financial Officer