Form 10KSB
period 2007-12-31
First Clover Leaf Financial Corp.
filed 2008-03-31
CIK 1283582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ______________________

Commission File Number: 0-50820

First Clover Leaf Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-4797391
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6814 Goshen Road, Edwardsville, Illinois	62025
(Address of Principal Executive Offices)	(Zip Code)

(618) 656-6122
(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	On Which Registered

Common Stock, par value $0.10 per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
1.           YES  ☒                      NO  ☐
2.           YES  ☒                      NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
YES ☐    NO  ☒

State Issuer’s revenues for its most recent fiscal year:	$23.0 million

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 26, 2008 ($9.62 per share) was $78.7 million.

As of March 26, 2008, there were 8,176,731 shares issued and outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2008 Annual Meeting of Stockholders (Parts II and III).
2.	Annual Report to Shareholders for the year ended December 31, 2007 (Part II).

Transitional Small Business Disclosure Format:  YES ☐         NO  ☒

PART I

ITEM 1.            DESCRIPTION OF BUSINESS

Forward-Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

General

First Clover Leaf Financial Corp. (“First Clover Leaf”) is a Maryland corporation that was incorporated on March 17, 2006 and was formed by our predecessor company, First Federal Financial Services, Inc., in connection with the “second-step” conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank, a former Illinois bank headquartered in Edwardsville, Illinois. The second-step conversion and stock offering and the simultaneous acquisition of Clover Leaf Financial Corp. were consummated on July 10, 2006. As a result of these transactions, Clover Leaf Financial Corp. was merged with and into First Clover Leaf and Clover Leaf Bank was merged with and into our wholly owned subsidiary, First Federal Savings and Loan Association of Edwardsville, which was renamed First Clover Leaf Bank.

Our principal asset is our ownership of 100% of the outstanding common stock of First Clover Leaf Bank, a federal savings bank.

At December 31, 2007, we had total consolidated assets of $413.3 million, total loans of $284.9 million, total deposits of $291.2 million and stockholders’ equity of $88.7 million.  Our consolidated net income for the year ended December 31, 2007 was $2.4 million.

Our headquarters are located at 6814 Goshen Road, Edwardsville, Illinois 62025, and our telephone number is (618) 656-6122.

First Clover Leaf Bank

General

We conduct our business through our three branch offices located in Edwardsville, Illinois. Our principal business consists of attracting retail deposits from the general public in the areas surrounding our office locations and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, multifamily mortgage loans, construction and land loans, commercial business loans and consumer loans, and in investment securities.  Our revenues are derived principally from interest on loans and securities.  Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Competition

We face intense competition within our market area both in making loans and attracting deposits.  The City of Edwardsville and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions.  We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.  Some of our competitors offer products and services that we currently do not offer, such as trust services.  Based on Federal Deposit Insurance

Corporation data as of June 30, 2007 (the latest date for which information is available), our market share of deposits was 6.6% of all deposits in Madison County.  Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

We operate in a primarily suburban market area that has a stable population and household base.  According to the 2005 U.S. Census Report, from 2001 until 2005 the population of Madison County increased by approximately 3.6% to 268,191 while the population of the City of Edwardsville increased 5.0% to 22,571. During the same period, the number of households in Madison County and in the City of Edwardsville increased 5.0% and 6.6%, respectively.  In 2005, per capita income for Madison County and the City of Edwardsville was $23,851 and $28,974, respectively, and the median household income was $46,761 and $53,711, respectively.  This compares to per capita income for the State of Illinois and the United States of $27,097 and $26,228, respectively, and median household income of $53,053 and $49,747, respectively.

Our primary lending area is concentrated in Madison County and the southern portion of Macoupin County, Illinois.  The City of Edwardsville is the County Seat of Madison County and is considered a “bedroom community” for St. Louis, Missouri, approximately 20 miles southwest of Edwardsville.  The economy of our market area is characterized by a large number of small retail establishments and small industry.  Additionally, major employers in our immediate market area include Southern Illinois University-Edwardsville, ConocoPhillips, the local school district and the Madison County government.  Our customer base is comprised primarily of middle-income families.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property.  Through our July 2006 acquisition of Clover Leaf Bank, we have increased our emphasis on the origination of commercial real estate loans, commercial business loans, construction and land loans, as well as home equity loans.

One- to four-family residential real estate mortgage loans represented $112.8 million, or 39.2%, of our loan portfolio at December 31, 2007, and commercial real estate loans represented $97.8 million, or 34.0% of our loan portfolio at December 31, 2007.  Multi-family loans represented $13.9 million, or 4.8% of our loan portfolio at December 31, 2007.  We also offer construction and land loans secured by single-family properties and residential subdivisions.  Construction and land loans represented $20.8 million, or 7.2%, of our loan portfolio at December 31, 2007. We offer commercial business loans, and these loans represented $34.8 million, or 12.1% of our loan portfolio, at December 31, 2007. We originate consumer loans that are not secured by real estate, including automobiles loans as well as home equity loans, which totaled $7.8 million, or 2.7% of our loan portfolio at December 31, 2007.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real Estate Loans:
One- to four-family residential loans(1)	$112,764	39.2%	$120,355	48.5%	$97,594	83.0%	$92,585	81.0%	$89,547	84.9%
Multi-family	13,931	4.8	8,895	3.6	5,390	4.6	5,689	5.0	2,421	2.3
Commercial	97,810	34.0	68,577	27.7	11,074	9.4	7,755	6.8	5,038	4.8
Construction and land	20,776	7.2	17,181	6.9	2,317	1.9	7,412	6.5	7,782	7.4
Total real estate loans	245,281	85.2	215,008	86.7	116,375	98.9	113,441	99.3	104,788	99.4

Commercial business	34,783	12.1	25,907	10.4	―	―	―	―	―	―

Consumer Loans:
Automobile	1,355	0.5	2,028	0.8	1,081	0.9	674	0.5	629	0.5
Home equity	5,119	1.8	3,364	1.4	―	―	―	―	―	―
Other	1,296	0.5	1,733	0.7	176	0.2	181	0.2	92	0.1
Total consumer loans	7,770	2.7	7,125	2.9	1,257	1.1	855	0.7	721	0.6

Total loans	287,834	100.0%	248,040	100.0%	117,632	100.0%	114,296	100.0%	105,509	100.0%
Less:
Undisbursed portion of construction loans	860		1,257		1,422		1,546		3,745
Deferred loan origination fees, net	157		48		137		161		190
Allowance for loan losses	1,898		1,710		428		428		429

Total loans, net	$284,919		$245,025		$115,645		$112,161		$101,145
__________________________
(1) At December 31, 2007, there were no loans held for sale.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2007.

	One- to Four-Family		Multi-Family		Commercial Real Estate		Construction and Land(2)
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2008 (1)	$2,624	6.64%	$1,769	6.38%	$33,640	7.54%	$16,955	6.74%
2009 to 2012	14,784	6.24	6,620	6.90	50,989	6.78	2,907	7.20
2013 and beyond	95,356	5.87	5,542	6.25	13,181	6.22	914	7.11

Total	$112,764	5.94%	$13,931	6.57%	$97,810	6.97%	$20,776	6.82%

	Commercial Business		Consumer Loans		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2008 (1)	$26,767	7.24%	$1,291	6.70%	$83,046	7.21%
2009 to 2012	6,392	7.27	3,667	7.03	85,359	6.76
2013 and beyond	1,624	8.05	2,812	7.28	119,429	6.00

Total	$34,783	7.28%	$7,770	7.06%	$287,834	6.57%
______________
(1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.
(2) Includes land acquisition loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2007 that are contractually due after December 31, 2008.

	Due After December 31, 2008
	Fixed	Adjustable	Total
	(In thousands)

One- to four-family residential loans	$98,412	$11,728	$110,140
Multi-family	9,780	2,382	12,162
Commercial real estate	49,549	14,621	64,170
Construction and land	2,239	1,582	3,821
Total real estate loans	159,980	30,313	190,293

Commercial business	6,233	1,783	8,016
Consumer loans	5,501	978	6,479

Total loans	$171,714	$33,074	$204,788

One- to Four-Family Residential Real Estate Loans.  Historically, we have emphasized the origination of one- to four-family residential loans, virtually all of which are collateralized by properties located in our market area.  As of December 31, 2007, these loans totaled $112.8 million, or 39.2% of our total loan portfolio.  Virtually all of our residential real estate loans have fixed rates of interest.  Currently, we do not regularly offer adjustable interest rates on our one- to four-family mortgage loans primarily because our customers prefer fixed-rate mortgage loans in the relatively low interest rate environment that currently exists.  We generally sell most of the conforming loans that we originate, but we generally retain the servicing rights on these loans.  We intend to sell a greater percentage of our residential real estate loan originations on a servicing-retained basis.  At December 31, 2007, we were servicing $38.0 million in loans for others.

We currently offer one- to four-family residential mortgage loans with terms of five, seven, 10, 15, 20, 30 and 40 years.  Our five and seven-year loans provide for principal and interest amortization of up to 30 years with a balloon payment at the end of the five or seven-year term.  All of our 10, 15, 20, 30 and 40-year loans amortize over the term of the loan.

For one- to four-family residential real estate loans, we may lend up to 80% of the property’s appraised value, or up to 100% of the property’s appraised value if the borrower obtains private mortgage insurance.  We require title insurance on all of our one- to four-family mortgage loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to at least the lesser of the loan balance or the replacement cost of the improvements on the property.  We require a property appraisal for all mortgage loans that are underwritten to comply with secondary market standards. Appraisals are conducted by independent appraisers from a list approved by our board of directors.  Our residential real estate loans include “due-on-sale” clauses.

Commercial Real Estate Loans.  Since our acquisition of Clover Leaf Bank, we have increased our emphasis on commercial real estate lending.  Loans secured by commercial real estate totaled $97.8 million, or 34.0% of our total loan portfolio as of December 31, 2007. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties, and more specialized properties such as churches.  We originate commercial real estate loans with a typical term of five years with balloon payments. These loans generally amortize over 15 to 20 years.  We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate.  Our largest commercial real estate loan at December 31, 2007 had a principal balance of $2.8 million and was collateralized primarily by an auto dealership.  This loan was performing in accordance with its repayment terms as of December 31, 2007.

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

In our underwriting of commercial real estate loans, we may lend up to 80% of the property’s appraised value in the case of loans secured by multi-family real estate, and up to 75% of the property’s appraised value on loans secured by other commercial properties. We require independent appraisals for all commercial real estate loans in excess of $250,000.  For loans that do not exceed this amount, we require that an officer prepare a memorandum of value detailing comparable values based upon tax bills, prior appraisals, and income information on revenue-producing property.  Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower.  Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt service.  In evaluating whether to make a commercial real estate loan, we place primary emphasis on the ratio of net cash flow to debt service on the property, and we generally require a ratio of cash flow to debt service of at least 120%, computed after deduction for a vacancy factor and property expenses we deem appropriate.

We require title insurance on all of our commercial real estate loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained.  In addition, we generally require that the borrower personally guarantee the repayment of the loan.

Construction and Land Loans.  We originate two types of residential construction loans:  (i) construction/speculative loans, and (ii) construction/permanent loans.  As of December 31, 2007, construction and land loans totaled $20.8 million, or 7.2%, of our total loan portfolio.

Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either First Clover Leaf Bank or another lender.  The homebuyer may enter into a purchase contract either during or after the construction period.  These loans have the risk that the builder will have to make interest and principal payments on the loan, and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction.  Funds are disbursed in phases as construction is completed.  All construction/speculative loans require that the builder-borrower personally guarantee the full repayment of the principal and interest on the loan and make interest payments during the construction phase.  These loans are generally originated for a term of twelve months, with interest rates that are tied to the prime lending rate.  First Clover Leaf Bank recognizes the relative increased risk element for these types of loans, particularly in the current real estate market, and therefore generally observes a loan-to-value ratio of no more than 75% of the lower of cost or the estimated value of the completed property.  In addition, we generally limit our construction/speculative loans to one property per borrower at any given time, and the largest number of construction/speculative loans we have originated to a single borrower at any given time was for four properties.  At December 31, 2007, the largest outstanding concentration of credit to one builder consisted of a residential subdivision development loan with an aggregate balance of $4.3 million, which was performing in accordance with its repayment terms at that date.

Construction/permanent loans are made to either a homebuilder or a homeowner who, at the time of construction, has a signed contract together with a commitment for permanent financing from First Clover Leaf Bank or another lender for the finished home.  The construction phase of a loan generally lasts up to six months, and the interest rate charged generally corresponds to the rate of the committed permanent loan, with loan-to-value ratios of up to 80% (or up to 100% if the borrower obtains private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less.  Following the initial six-month period, construction/permanent loans convert to permanent loans, regardless of whether the construction phase has been completed.  At December 31, 2007 the largest single outstanding construction loan of this type had an outstanding balance of approximately $195,000.  At December 31, 2007, the loan was performing in accordance with its repayment terms.

Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the home construction.  Construction delays or the financial impairment of the builder may further impair the borrower’s ability to repay the loan.

Our procedures for underwriting construction/speculative loans include an assessment of the borrower’s credit history and the borrower’s ability to meet other existing debt obligations, as well as payment of principal and interest on the proposed loan.  We use the same underwriting standards and procedures for construction/permanent lending as we do for one- to four-family residential real estate lending.

We also originate land development loans to area homebuilders that are secured by individual unimproved or improved residential building lots.  Land loans are generally offered with variable prime-based interest rates with terms of up to two years.  The general loan-to-value ratio is 75% of the lower of cost or appraised value of the property.

Multi-Family Loans.  Loans secured by multi-family real estate totaled $13.9 million, or 4.8%, of our total loan portfolio at December 31, 2007.  Multi-family real estate loans generally are secured by apartment buildings and rental properties. All of our multi-family real estate loans are secured by properties located within our lending area.  At December 31, 2007, our largest multi-family real estate loan had a principal balance of $3.3 million and was secured by an apartment complex.  As of December 31, 2007, none of our loans secured by multi-family real estate were non-performing, except one loan of approximately $412,000 which was a non-accrual loan.  Multi-family real estate loans generally are offered with adjustable interest rates that adjust after one, three or five years.  The interest rate adjustments are tied to either a Treasury Bill Index tied to the adjustment period, or to a Cost of Funds Index. Multi-family loans generally are originated for terms of up to 15 years, but in some cases, we will make multi-family loans with terms of up to 30 years.

We consider a number of factors in originating multi-family real estate loans.  We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of the loan amount to the appraised value of the mortgaged property.  Multi-family real estate loans are originated in amounts up to 80% of the lower of the sale price or the appraised value of the mortgaged property securing the loan.  All multi-family real estate loans over $250,000 are appraised by outside independent appraisers approved by the board of directors.  All multi-family real estate loans below $250,000 must either have an independent appraisal or an opinion of value, which, generally, is the property’s tax bill.  Borrowers are required to sign multi-family notes in their individual (not corporate) capacity.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loan.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Consumer Loans.  Our consumer loans consist primarily of automobile loans, home equity lines of credit and overdraft loans, loans secured by deposits and securities, and unsecured personal loans.  As of December 31, 2007, consumer loans totaled $7.8 million, or 2.7%, of our total loan portfolio.

Automobile loans are generally offered with maturities of up to 60 months for new automobiles, while loans secured by used automobiles have maximum terms that vary depending on the age of the automobile.  We require all borrowers to maintain collision insurance on automobiles securing loans in excess of $1,000, with First Clover Leaf Bank listed as loss payee.  In those instances where the borrower fails to maintain adequate insurance coverage, we are further protected against loss through a third-party policy insurance coverage.  Our automobile loan portfolio totaled $1.4 million or 0.5%, of total loans at December 31, 2007.

At December 31, 2007, home equity lines of credit totaled $5.1 million or 1.8%, of total loans.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residential properties.  We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 100% (including senior liens on the subject property).  We currently offer these loans for terms of up to five years and with adjustable rates that are tied to the prime lending rate.  Clover Leaf Bank previously offered these products with a maximum loan to appraised value of 85% with terms of up to 10 years, and we still retain some of these longer-term loans.  Given the current real estate market nationwide, we are cognizant of the risk inherent in lending on 100% of the value of a home.  To date, we are seeing no stress in our home equity portfolio or signs of significant default risks.  We do review reports periodically of the higher advanced credit lines and look at payment patterns and advance patterns in an effort to detect potential problems.

Consumer loans generally entail greater credit risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles.  In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining value often does not warrant further substantial collection efforts against the borrower.  Further, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Our procedures for underwriting consumer loans include an assessment of the borrower’s credit history and ability to meet other existing debt obligations, as well as payments of principal and interest on the proposed loans.  The stability of the borrower’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  Although the borrower’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.  We require independent appraisals for all consumer loans in excess of $50,000.  For loans that do not exceed this amount, we require that an officer prepare a memorandum of value detailing comparable values based upon tax bills for real estate loans and NADA values for automobile loans.

Commercial Business Loans.  We currently offer commercial business loans to existing customers in our market area, some of which are secured in part by additional real estate collateral.  We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes.  The terms of these loans are generally for less than five years.  Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually.  The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate.  At December 31, 2007, we had commercial business loans outstanding with an aggregate balance of $34.8 million, or 12.1%, of the total loan portfolio.  As of December 31, 2007, our largest commercial business loan consisted of a $13.5 million line of credit with a balance of $10.5 million, which was secured primarily by accounts receivable, and was performing in accordance with its terms.  At December 31, 2007, $3.0 million of this loan had been sold by First Clover Leaf Bank to First Clover Leaf Financial Corp.

We have continued our emphasis on commercial business lending.  These loans tend to have higher rates of interest than residential mortgage loans, and are more sensitive to changes in market interest rates because they often have adjustable interest rates and shorter terms.  In addition, commercial business lending gives us greater access to commercial borrowers that may open transactional checking accounts with First Clover Leaf Bank.

Commercial credit decisions are based upon a complete credit review of the borrower.  A determination is made as to the borrower’s ability to repay in accordance with the proposed terms as well as an overall assessment of the credit risks involved.  Personal guarantees of borrowers are generally required.  In evaluating a commercial business loan, we consider debt service capabilities, actual and projected cash flows and the borrower’s inherent industry risks.  Credit agency reports of the borrower’s credit history as well as bank checks and trade investigations supplement the analysis of the borrower’s creditworthiness.  Collateral supporting a secured transaction is also analyzed to determine its marketability and liquidity.  Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

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

Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand.  Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period.  One- to four-family residential mortgage loans are generally underwritten to conform to Fannie Mae and Freddie Mac seller/servicer guidelines, and are currently originated on a fixed interest rate basis only.  We generally sell most of our conforming loans but retain the servicing rights on loans that we originate, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary.  We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $38.0 million of loans for others.

Loan Approval Procedures and Authority.  Our lending activities are subject to written underwriting standards and loan origination procedures adopted by management and the board of directors.  For single family, owner-occupied real estate loans, the President of First Clover Leaf Bank is authorized to approve loans up to $500,000, while the Senior Vice President – Chief Lending Officer is authorized to approve loans up to $350,000.  For secured commercial real estate loans and construction and land loans, the President and Senior Vice President – Chief Lending Officer are authorized to approve loans up to $350,000 and $250,000, respectively; for secured consumer loans, these officers may approve loans up to $100,000 and $75,000, respectively; and for overdrafts and unsecured credits, these officers may approve loans up to $50,000 and $25,000, respectively.  When acting together, these officers may approve new loans in amounts up to 150% of their combined lending limits, and may approve renewals of commercial business and commercial real estate loans in amounts up to 200% of their combined lending limits where there has been no deterioration in either the payment pattern or financial strength of the borrower.  However, the entire board of directors must approve all loans in excess of $3.0 million.  In addition, the board of directors generally ratifies all pre-authorized loan approvals.

Loans to One Borrower.  At December 31, 2007, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $9.8 million.  At that date, the largest lending relationship with the First Clover Leaf Bank totaled $10.5 million and consisted of one loan secured primarily by accounts receivable.  First Clover Leaf Bank had participated $3.0 million of this relationship to First Clover Leaf Financial Corporation.  First Clover Leaf Bank also has an agreement in place with another financial institution to participate in this loan.

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

As of December 31, 2007, our total non-accrual loans amounted to $2.7 million compared to $1.4 million at December 31, 2006. As of December 31, 2007, the largest non-accrual loan was secured by multi-family housing and amounted to $412,000.

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

	At December 31,
	2007	2006	2005		2004		2003
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$1,269	$579	$	―	$	―	$	―
Multi-family	412	395		―		―		―
Commercial real estate	977	396		―		―		―
Consumer	11	1		4		―		―
Total non-accrual loans	2,669	1,371		4		―		―

Accruing loans delinquent 90 days or more:
One- to four-family	285	16		―		―		140
Consumer	—	―		11		3		―
Total accruing loans delinquent 90 days or more	285	16		11		3		140

Total non-performing loans	2,954	1,387		15		3		140

Other impaired loans:
Commercial real estate	1,198	918		―		―		―
Construction and land	—	1,467		―		―		―
Commercial business	133	149		―		―		―
Total other impaired loans	1,331	2,534		―		―		―

Total non-performing and impaired loans	4,285	3,921		15		3		140

Real estate owned:
One- to four-family	—	―		―		―		―
Total real estate owned	—	―		―		―		―

Total non-performing and impaired assets	$4,285	$3,921		$15		$3		$140
Allowance for loan losses attributable to non-performing and impaired loans	$307	$396		$4	$	―		$14

Ratios:
Non-performing and impaired loans to total loans	1.50%	1.60%		0.01%		0.00%		0.13%
Non-performing and impaired assets to total assets	1.04	0.96		0.01		0.00		0.12

For the year ended December 31, 2007, $171,000 of gross interest income would have been recorded had our non-accruing loans been current in accordance with their original terms. Interest income recognized on such loans for 2007 was immaterial.

At December 31, 2007, we had two loans which were not currently classified as non-accrual, 90 days past due or impaired, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or impaired.  The total of these two loans at December 31, 2007 was $285,000.  These loans have since been placed on non-accrual status.

Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value.  Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses.  After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses.  Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.  At December 31, 2007, we held no real estate owned.

Classification of Assets.  Our policies, consistent with regulatory guidelines, require that we classify loans and other assets, such as securities, that are considered to be of lesser quality, as substandard, doubtful, or loss assets.  An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that First Clover Leaf Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Assets classified as loss are those considered uncollectable and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management.

When we classify assets as either substandard or doubtful, we allocate for analytical purposes a portion of our general valuation allowances to these assets as deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the probable risk associated with lending activities, but which have not been allocated to particular problem assets.  When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off the amount of the assets.  Our determination as to the classification of assets and the amount of valuation allowances is subject to review by regulatory agencies, which can order the establishment of additional loss allowances.  Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulatory guidelines and accounting principles generally accepted in the United States of America.

On the basis of management’s review of our assets, at December 31, 2007, we had classified $4.7 million of our assets as substandard and $194,000 as doubtful.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At December 31, 2007
One- to four-family residential	4	$249	14		$1,554	18	$1,803
Multi-family	―	―	1		412	1	412
Commercial business	4	2,569	5		977	9	3,546
Consumer	—	—	2		11	2	11
Total	8	$2,818	22		$2,954	30	$5,772

At December 31, 2006
One- to four-family residential	2	$94	4		$102	6	$196
Multi-family	―	―	1		395	1	395
Commercial business	2	147	1		18	3	165
Consumer	2	28	―		―	2	28
Total	6	$269	6		$515	12	$784

At December 31, 2005
One- to four-family residential	1	$52	―	$	―	1	$52
Multi-family	1	2	―		―	1	2
Consumer	―	―	4		15	4	15
Total	2	$54	4		$15	6	$69

At December 31, 2004
One- to four-family residential	2	$152	―	$	―	2	$152
Consumer	―	―	1		3	1	3
Total	2	$152	1		$3	3	$155

At December 31, 2003
One- to four-family residential	1	$41	3		$140	4	$181
Total	1	$41	3		$140	4	$181

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of year	$1,710	$428	$428	$429	$399

Charge-offs:
Commercial	(157)
Consumer	(7)	(1)	―	(1)	―
Total charge-offs	(164)	(1)	―	(1)	―

Recoveries:
Consumer	5	5	―	―	―
Total recoveries	5	5	―	―	―

Net (charge-offs) recoveries	(159)	4	―	(1)	―
Allowance acquired	—	911	―	―	―
Provision for loan losses	347	367	―	―	30

Balance at end of year	$1,898	$1,710	$428	$428	$429

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.06%	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses to non-performing and impaired loans	44.29%	43.61%	2,853.33%	14,266.67%	306.43%
Allowance for loan losses to total loans	0.67%	0.70%	0.37%	0.38%	0.41%

The allowance for loan losses is a valuation account that reflects our evaluation of the credit losses inherent in our loan portfolio.  We maintain the allowance through provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured.  We consider the following factors as part of this evaluation: our historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information and prevailing economic conditions.  There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

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

	At December 31,
	2007			2006			2005
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One- to four-family	$532	$112,764	39.2%	$400	$120,355	48.5%	$353	$97,594	83.0%
Multi-family	84	13,931	4.8	65	8,895	3.6	19	5,390	4.6
Commercial	832	97,810	34.0	753	68,577	27.7	40	11,074	9.4
Construction and land	290	20,776	7.2	324	17,181	6.9	8	2,317	1.9
Commercial business	114	34,783	12.1	145	25,907	10.4	―	―	―
Consumer	46	7,770	2.7	23	7,125	2.9	8	1,257	1.1
Total allocated allowance	1,898	$287,834	100.0%	1,710	$248,040	100.0%	428	$117,632	100.0%
Unallocated allowance	―			―			―
Total	$1,898			$1,710			$428

	At December 31,
	2004			2003
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One- to four-family	$344	$92,585	81.0%	$353	$89,547	84.9%
Multi-family	19	5,689	5.0	9	2,421	2.3
Commercial	29	7,755	6.8	20	5,038	4.8
Construction and land	28	7,412	6.5	31	7,782	7.4
Commercial business	―	―	―	―	―	―
Consumer	8	855	0.7	4	721	0.6
Total allocated allowance	428	$114,296	100.0%	417	$105,509	100.0%
Unallocated allowance	―			12
Total	$428			$429

Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the losses inherent in the loan portfolio, including management’s periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within First Clover Leaf Bank’s immediate market area, and both peer financial institution historic loan loss experience and allowance for loan loss levels.

Investment Activities

We are permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds.  Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities.  First Clover Leaf Bank is also required to invest in Federal Home Loan Bank stock.

SFAS No. 115,  “Accounting for Certain Investments in Debt and Equity Securities,” requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security.  SFAS No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity.  Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

Debt and equity securities held for current resale are classified as “trading securities.”  These securities are reported at fair value, and unrealized gains and losses on the securities are included in earnings.  We do not currently use or maintain a trading account. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.”  These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.  We have classified all of our securities as available for sale at December 31, 2007.

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

Our debt securities are mainly composed of securities issued by the U.S. Government, government agencies and government-sponsored enterprises (primarily the Federal Home Loan Bank, Fannie Mae and Freddie Mac) and investment grade corporate debt securities, although from time to time we make other investments as permitted by applicable laws and regulations.

Available-for-Sale Portfolio.  The following table sets forth the composition of our available-for-sale portfolio at the dates indicated.  For further information see Notes 1 and 3 of the Notes to Consolidated Financial Statements.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment Securities:
Federal agency obligations	$40,466	$40,883	$35,652	$35,622	$8,402	$8,255
Corporate	3,594	3,491	3,597	3,461	4,849	4,689
State and municipal securities	3,132	3,143	3,357	3,336	―	―
Mortgage-backed securities	6,572	6,633	3,375	3,413	―	―

Total investment securities available for sale	$53,764	$54,150	$45,981	$45,832	$13,251	$12,944

Held-to-Maturity Portfolio. The following table sets forth the composition of our held-to-maturity portfolio at the dates indicated.

	At December 31,
	2007				2006				2005
	Amortized Cost		Fair Value		Amortized Cost		Fair Value		Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities held to maturity	$	―	$	―	$	―	$	―	$353	$338

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2007 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Available for Sale:
Investment Securities
U.S. Government and agency securities	$7,214	5.39%	$29,524	5.00%	$2,728	4.65%	$1,000	6.22%	$40,466	$40,883	5.07%
Corporate bonds	1,250	3.71	1,497	5.00	—	—	847	5.06	3,594	3,491	4.57
State and municipal securities	24	4.00	356	5.05	96	4.00	2,656	5.00	3,132	3,143	4.97
Mortgage-backed securities	2	9.00	5,744	4.47	692	6.00	134	6.09	6,572	6,633	4.66

Total debt securities available for sale	$8,490	5.14%	$37,121	4.92%	$3,516	4.89%	$4,637	5.30%	$53,764	$54,150	4.98%

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

Deposits. Residents of our primary market area are our main source of deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.  From time to time, we supplement our funding with brokered deposits.  We had no brokered deposits at December 31, 2007.  Our deposit products include demand and NOW, money market, savings, and term certificate accounts.  Since our acquisition of Clover Leaf Bank and in connection with our emphasis on the origination of commercial business loans, we have begun to promote money market accounts with adjustable interest rates.  Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Clover Leaf Bank on a periodic basis. Management determines the rates and terms based on competitive market rates, our needs for funds or liquidity, growth goals and federal and state regulations.

Interest-Bearing Deposit Accounts by Type.  The following table sets forth the average balances of our interest-bearing deposits in the various types of deposit programs for the years indicated.

	Years Ended December 31,
	2007			2006			2005
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance		Percent		Weighted Average Rate
	(Dollars in Thousands)

Interest-bearing transaction	$57,651	24.07%	3.69%	$20,012	12.46%	3.18%	$	―	―	%	―	%
Savings deposits	20,704	8.65	2.60	31,971	19.90	2.10		25,774	25.76		1.87
	78,355	32.72		51,983	32.36			25,774	25.76

Certificates of deposit	161,104	67.28	4.85	108,652	67.64	4.27		74,275	74.24		3.35

Total interest-bearing deposits	$239,459	100.00%	4.37%	$160,635	100.00%	3.70%		$100,049	100.00%		2.97%

    Time Deposit Balances and Maturities.  The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2007.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$43,392	$22,736	$50,285	$43,765	$160,178
Certificates of deposit of $100,000 or more (1)	3,434	3,411	6,799	9,558	23,202
Total of certificates of deposit	$46,826	$26,147	$57,084	$53,323	$183,380
_______________________
(1)   The weighted average interest rates for these accounts, by maturity period, were: 4.84% for 3 months or less; 4.89% for over 3 to 6 months; 4.94% for over 6 to 12 months; and 4.98% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 4.98%.

Borrowings.  Our borrowings consist of Federal Home Loan Bank advances, reverse repurchase agreements and subordinated debentures. At December 31, 2007, we had $10.4 million in advances and access to additional Federal Home Loan Bank advances of up to $55.1 million, and we had $15.9 million in securities sold under agreements to repurchase. In connection with our acquisition of Clover Leaf, we assumed subordinated debentures that Clover Leaf originally issued in May 2005 through a newly formed special purpose trust.  For additional information on our subordinated debentures, please see note 11 to our Consolidated Financial Statements contained within our Annual Report to Stockholders.

Subsidiary Activities

First Clover Leaf Financial Corp.’s only subsidiary is First Clover Leaf Bank.  First Clover Leaf Bank’s only subsidiary is Clover Leaf Financial Services, an insurance agency that sells credit life and disability insurance policies.

Personnel

As of December 31, 2007, we had 51 full-time employees and 10 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good working relations with our employees.

SUPERVISION AND REGULATION

General

First Clover Leaf Bank is a federally chartered savings bank.  First Clover Leaf Bank was formerly named First Federal Savings and Loan Association of Edwardsville, and was re-named First Clover Leaf Bank in connection with our acquisition of Clover Leaf Bank in July 2006.

First Clover Leaf Bank is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  After completing an examination, the federal agency critiques the financial institution’s operations and assigns its rating (known as an institution’s CAMELS).  Under federal law, an institution may not disclose its CAMELS rating to the public.  First Clover Leaf Bank also is a member of, and owns stock in, the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System.  First Clover Leaf Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision examines First Clover Leaf Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.

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

The Supervisory Agreement was based upon First Federal Savings & Loan Association of Edwardsville’s August 2004 Report of Examination in which the Office of Thrift Supervision concluded that grounds existed for the initiation of an administrative proceeding against First Federal Savings & Loan Association of Edwardsville.  Without admitting or denying that such grounds existed, First Federal Savings & Loan Association of Edwardsville determined to enter into the Supervisory Agreement to cooperate with the Office of Thrift Supervision and as evidence of First Federal Savings & Loan Association of Edwardsville’s intent to comply with all applicable laws and regulations and engage in safe and sound practices.

Pursuant to the terms of the Supervisory Agreement, First Federal Savings & Loan Association of Edwardsville agreed as follows:

(1)
to adopt an anti-money laundering and Bank Secrecy Act compliance program that ensures compliance with its requirements and that, among other things, requires the accurate and timely completion and filing of currency transaction reports, designates a primary Bank Secrecy Act officer, provides for annual independent testing by a qualified third party of the Bank Secrecy Act compliance program, provides First Federal Savings & Loan Association of Edwardsville personnel with comprehensive Bank Secrecy Act training, and provides for internal controls to ensure First Federal’s ongoing compliance with its Bank Secrecy Act compliance program.

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

(6)	at least annually, to require First Federal Savings & Loan Association of Edwardsville’s security officer to report to the board of directors on the administration and effectiveness of First Federal

Savings & Loan Association of Edwardsville’s security program as required by the Bank Protection Act.

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

First Clover Leaf Bank has adopted and implemented the various plans, policies and procedures required by the Supervisory Agreement.  Based upon the findings of the Office of Thrift Supervision in its May 29, 2007 Report of Examination, the Office of Thrift Supervision determined that all provisions of the Supervisory Agreement had been satisfied, and therefore terminated the agreement.

Federal Banking Regulation

Business Activities.  A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision.  Under these laws and regulations, First Clover Leaf Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets.  First Clover Leaf Bank also may establish subsidiaries that may engage in activities not otherwise permissible for First Clover Leaf Bank directly, including real estate investment, securities brokerage and insurance agency.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to adjusted total assets of at least 4% and to risk-weighted assets of at least 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2007, First Clover Leaf Bank’s capital exceeded all applicable requirements.

Loans to One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of risk-based capital on an unsecured basis.  An additional amount may be loaned, equal to 10% of risk-based capital, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2007, the largest lending relationship with First Clover Leaf Bank totaled $10.5 million and consisted of one loan secured primarily by accounts receivable.  First Clover Leaf Bank had participated $3.0 million of this relationship to First Clover Leaf Financial Corporation.  First Clover Leaf Bank also has an agreement in place with another financial institution to participate in this loan. As of December 31, 2007, First Clover Leaf Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, First Clover Leaf Bank is subject to a qualified thrift lender, or “QTL,” test.  Under the QTL test, First Clover Leaf Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  First Clover Leaf Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.

A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2007, First Clover Leaf Bank maintained portfolio assets in qualified thrift investments in excess of the percentage required to qualify it under the QTL test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account.  A savings association must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or
•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings association would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  First

Clover Leaf Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution.  First Clover Leaf Financial Corp. will be an affiliate of First Clover Leaf Bank.  In general, transactions with affiliates must be on terms that are as favorable to the savings association as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the savings association’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings association.  In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

First Clover Leaf Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Clover Leaf Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by First Clover Leaf Bank’s board of directors.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);
•	adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);
•	undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);
•	significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); and
•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  In addition, numerous mandatory supervisory actions become immediately applicable to the savings association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2007, First Clover Leaf Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in First Clover Leaf Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  First Clover Leaf Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk.  Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating.  The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits.  The assessment paid during the year ended December 31, 2007 was $30,435.  Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund.  In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System.  First Clover Leaf Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Chicago, First Clover Leaf Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater.  As of December 31, 2007, First Clover Leaf Bank was in compliance with this requirement and held $4.2 million of excess stock in the Federal Home Loan Bank of Chicago.

Federal Reserve System

Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  As of December 31, 2007, First Clover Leaf Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

First Clover Leaf Financial Corp. is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

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

Federal Securities Laws

First Clover Leaf Financial Corp.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  First Clover Leaf Financial Corp. is subject to the information, proxy solicitation, insider trader restrictions and other requirements under the Securities Exchange of 1934.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer each are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.  We will be subject to further audit requirements beginning with the year ending December 31, 2008 under the requirements of the Sarbanes-Oxley Act.

TAXATION

Federal Taxation

General.  First Clover Leaf Financial Corp. and First Clover Leaf Bank file a consolidated tax return and are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  First Clover Leaf Financial Corp.’s and First Clover Leaf Bank’s tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Clover Leaf Financial Corp. or First Clover Leaf Bank.

Method of Accounting.  For federal income tax purposes, First Clover Leaf Financial Corp. and First Clover Leaf Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the “1996 Act”), we were permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  We were required to use the specific charge off method in computing our bad debt deduction beginning with our 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  At December 31, 2007, First Clover Leaf Bank had no reserves subject to recapture.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if First Clover Leaf Bank failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift related recapture rules. At December 31, 2007, our total federal pre-1988 base year reserve was approximately $3.0 million.  However, under current law, pre-1988 base year reserves remain subject to recapture if First Clover Leaf Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  First Clover Leaf Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2007, First Clover Leaf Bank had no net operating loss carryforwards for federal income tax purposes.

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

ITEM 2.             DESCRIPTION OF PROPERTY

The following table provides certain information with respect to our offices as of December 31, 2007:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property

			(In thousands)
Main Office 6814 Goshen Road Edwardsville, Illinois 62025	Owned	2006	$2,531

2143 Route 157 Edwardsville, Illinois 62025	Owned	2006	1,883

300 St. Louis Street Edwardsville, Illinois 62025	Owned	1964	1,882

The net book value of our premises, land and equipment was approximately $7.4 million at December 31, 2007.  First Clover Leaf Bank continues to pursue other expansion opportunities.  Currently, we are in the process of finalizing plans for a 6000 square foot addition to the facility on Goshen Road, which serves as the company’s headquarters.  This expansion is expected to cost approximately $1.8 million.  With this expansion and the addition of our fourth banking facility in Wood River, IL (see Note 5 of our Consolidated Financial Statements), we believe our facilities will be adequate to meet our present and immediately foreseeable needs.

ITEM 3.             LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business.  At December 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
PART II

ITEM 5.             MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)    The information required by this item is incorporated by reference to our Annual Report to Shareholders. No equity securities were sold during the year ended December 31, 2007 that were not registered under the Securities Act.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Clover Leaf Financial Corp. of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	34,665	11.09	34,665	443,600
November 1, 2007 through November 30, 2007	2,000	10.43	2,000	441,600
December 1, 2007 through December 31, 2007	35,500	10.43	35,500	406,100
Total	72,165	$10.75	72,165	406,100

ITEM 6.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in the section captioned “Management’s Discussion and Analysis of First Clover Leaf Financial Corp.’s Financial Condition and Results of Operations” is incorporated herein by reference to our Annual Report to Shareholders.

ITEM 7.       FINANCIAL STATEMENTS

The consolidated financial statements included in our Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information required by this item is incorporated herein by reference from our definitive Annual Meeting Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal II – Ratification of Independent Registered Public Accounting Firm.”

ITEM 8A.       CONTROLS AND PROCEDURES

(a)           Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.  There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

(b)	Management’s annual report on internal control over financial reporting.

Management of First Clover Leaf Financial Corp. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting.

First Clover Leaf’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting is effective, based on those criteria

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

ITEM 8B.       OTHER INFORMATION

None.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

First Clover Leaf Financial Corp. has adopted a Code of Conduct that applies to First Clover Leaf Financial Corp.’s principal executive officer, principal financial officer and all other employees and directors.  The Code of Conduct was filed as Exhibit 14 to our Form 10-KSB for the year ended December 31, 2004, and is incorporated herein by reference thereto.

Information concerning directors and executive officers of First Clover Leaf Financial Corp. is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”  In addition, see “Executive Officers of the Company” in Item 1 for information concerning our executive officers.

ITEM 10.       EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 12.       RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 13.       EXHIBITS

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of First Clover Leaf Financial Corp. (1)

3.2	Bylaws of First Clover Leaf Financial Corp. (1)

4	Form of common stock certificate of First Clover Leaf Financial Corp. (1)

10.1	Employee Stock Ownership Plan (2)

10.2	Description of Bonus Plan (2)

10.3	Employment Agreement of Donald Engelke (3)

10.4	Employment Agreement of Dennis M. Terry (4)

10.5	Employment Agreement of Lisa M. Fowler (4)

10.6	Employment Agreement of Darlene F. McDonald (4)

13	Portions of Annual Report to Shareholders

14	Code of Conduct (5)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________________
(1)
Incorporated by reference to the Registration Statement on Form SB-2 of First Clover Leaf Financial Corp. (File No. 333-132423), originally filed with the Securities and Exchange Commission on March 14, 2006.

(2)
Incorporated by reference to the Registration Statement on Form SB-2 of First Federal Financial Services, Inc. (File No. 333- 113615), originally filed with the Securities and Exchange Commission on March 15, 2004.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2006.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB of First Clover Leaf Financial Corp. for the year ended December 31, 2006, filed with the Commission on April 2, 2007.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB of First Federal Financial Services, Inc for the year ended December 31, 2004, filed with the Commission on March 31, 2005.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditors.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Clover Leaf Financial Corp.
Date: March 31, 2008	By:	/s/ Dennis M. Terry
Dennis M. Terry, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dennis M. Terry	By:	/s/ Joseph Helms
	Dennis M. Terry, President, and Chief		Joseph Helms
	Executive Officer		Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2008		Date: March 31, 2008

By:	/s/ Darlene F. McDonald	By:	/s/ Nina Baird
	Darlene F. McDonald, Senior Vice President		Nina Baird
	and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 31, 2008		Date: March 31, 2008

By:	/s/ Harry Gallatin	By:	/s/ Dean Pletcher
	Harry Gallatin		Dean Pletcher
	Director		Director

Date: March 31, 2008		Date: March 31, 2008

By:	/s/ Robert Richards	By:	/s/ Joseph Stevens
	Robert Richards		Joseph Stevens
	Director		Director

Date: March 31, 2008		Date: March 31, 2008

By:	/s/ Larry Mosby	By:	/s/ Donald Engelke
	Larry Mosby		Donald Engelke
	Director		Director

Date: March 31, 2008		Date: March 31, 2008

By:	/s/ Dennis E. Ulrich	By:	/s/ Joseph J. Gugger
	Dennis E. Ulrich		Joseph J. Gugger
	Director		Director

Date: March 31, 2008		Date: March 31, 2008

By:	/s/ Robert W. Schwartz
Robert W. Schwartz
Director

Date: March 31, 2008