Form 10QSB
period 2008-03-31
First Clover Leaf Financial Corp.
filed 2008-05-12
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008

Commission file number 000-50820

FIRST CLOVER LEAF FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-4797391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6814 Goshen Road, Edwardsville, IL	62025
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code (618) 656-6122

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒.  No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐.  No  ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding May 9, 2008
Common Stock, par value $.10 per share	8,176,731

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2008	2007
Cash and due from banks	$5,840,466	$8,927,314
Interest-earning deposits	11,857,282	2,431,724
Federal funds sold	3,498,830	25,725,537
Total cash and cash equivalents	21,196,578	37,084,575
Interest-earning time deposits	5,025,984	10,048,058
Securities available for sale	50,630,524	54,150,008
Federal Home Loan Bank stock	5,603,773	5,603,773
Loans, net of allowance for loan losses of $2,039,824 and $1,897,945, respectively	302,889,713	284,919,446
Loans held for sale	2,687,923	-
Property and equipment, net	8,333,646	7,396,104
Accrued interest receivable	1,834,380	1,756,954
Mortgage servicing rights	388,080	404,441
Goodwill	9,402,608	9,402,608
Core deposit intangible	1,412,001	1,528,001
Other assets	1,015,057	957,858
Total assets	$410,420,267	$413,251,826
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$12,869,914	$14,799,051
Interest bearing deposits	266,745,680	276,395,967
Total deposits	279,615,594	291,195,018
Federal Home Loan Bank advances	17,443,919	10,431,919
Securities sold under agreements to repurchase	20,987,804	15,893,350
Subordinated debentures	3,853,096	3,842,080
Accrued interest payable	971,048	1,107,781
Other liabilities	2,667,653	2,100,275
Total liabilities	325,539,114	324,570,423

Stockholders' Equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $.10 par value; 20,000,000 shares authorized; 9,074,031 shares issued; 8,176,731 and 8,582,831 shares outstanding at March 31, 2008 and December 31, 2007, respectively	907,403	907,403
Additional paid-in capital	71,107,510	71,039,791
Retained earnings	22,614,235	22,522,223
Accumulated other comprehensive income	522,079	242,750
Unearned Employee Stock Ownership Plan shares	(691,798)	(645,318)
Treasury Stock, at cost; 897,300 and 491,200 shares at March 31, 2008and December 31, 2007, respectively	(9,578,276)	(5,385,446)
Total stockholders' equity	84,881,153	88,681,403
Total liabilities and stockholders' equity	$410,420,267	$413,251,826

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest and dividend income:
Interest and fees on loans	$4,818,015	$4,179,047
Securities:
Taxable interest income	676,864	605,970
Non-taxable interest income	47,985	37,772
Federal Home Loan Bank dividends	-	51,350
Interest-earning deposits, federal funds sold, and other	314,439	631,477
Total interest and dividend income	5,857,303	5,505,616

Interest Expense:
Deposits	2,801,979	2,465,501
Federal Home Loan Bank advances	179,429	146,254
Securities sold under agreements to repurchase	107,254	186,749
Subordinated debentures	74,397	73,444
Total interest expense	3,163,059	2,871,948

Net interest income	2,694,244	2,633,668

Provision for loan losses	170,833	45,000

Net interest income after provision for loan losses	2,523,411	2,588,668

Noninterest income:
Service fees on deposit accounts	46,963	39,216
Other service charges and fees	34,632	33,753
Loan servicing fees	30,007	27,783
Gain on sale of loans	34,380	27,263
Other	4,284	1,222
Total noninterest income	150,266	129,237

Noninterest expense:
Compensation and employee benefits	792,804	698,783
Occupancy expense	240,324	206,139
Data processing services	114,963	106,590
Director fees	59,050	58,300
Professional fees	117,134	122,759
Amortization of core deposit intangible	116,000	156,999
Amortization of mortgage servicing rights	34,804	20,543
Other	272,245	273,091
Total noninterest expense	1,747,324	1,643,204

Income before income taxes	926,353	1,074,701

Income taxes	351,900	386,750
Net income	$574,453	$687,951

Basic and diluted income per share (see Note 6)	$0.07	$0.08
Dividends per share	$0.06	$0.06

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net income	$574,453	$687,951
Other comprehensive income:
Unrealized gains on securities arising during the period, net of tax	279,329	26,843
Comprehensive income	$853,782	$714,794

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$574,453	$687,951
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of:
Deferred loan origination (fees) costs, net	21,987	(11,195)
Premiums and discounts on securities	(82,594)	89,927
Core deposit intangible	116,000	156,999
Mortgage servicing rights	34,804	20,543
Amortization of fair value adjustments on:
Loans	(88,000)	(150,000)
Time deposits	6,000	(4,000)
Federal Home Loan Bank advances	12,000	36,999
Subordinated debentures	11,016	11,016
Investment securities	(38,600)	(66,700)
Provision for loan losses	170,833	45,000
Depreciation expense	117,498	97,152
ESOP expense	21,239	21,000
Gain on sale of loans	(34,380)	(27,263)
Proceeds from sales of loans held for sale	1,774,254	1,310,098
Originations of loans held for sale	(4,427,797)	(856,911)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	(77,426)	14,522
Increase in mortgage servicing rights	(18,443)	(9,940)
Decrease (increase) in other assets	(57,199)	14,350
Increase (decrease) in accrued interest payable	(136,733)	26,660
Increase (decrease) in other liabilities	402,613	(500,577)
Net cash flows from operating activities	(1,698,475)	905,631
Cash flows from investing activities:
Proceeds from maturity of interest-earning time deposits	15,049,994	-
Purchase of interest-earning time deposits	(10,027,920)	(49,994)
Available for sale securities:
Purchases	(11,850,000)	(8,029,559)
Proceeds from calls, maturities and paydowns	15,934,772	1,328,515
Loan originations, net of principal collected	(18,075,087)	(5,255,100)
Purchase of property and equipment	(1,055,040)	(451,703)
Net cash flows from investing activities	$(10,023,281)	$(12,457,841)

(Continued)

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

(Continued)
	Three Months Ended
	March 31,
	2008	2007

Cash flows from financing activities:
Net decrease in deposits	$(11,585,424)	$(27,413,028)
Net increase (decrease) in securities sold under agreements to repurchase	5,094,454	(4,604,785)
Proceeds from Federal Home Loan Bank advances	10,000,000	-
Repayment of Federal Home Loan Bank advances	(3,000,000)	-
Repurchase of Common Stock	(4,192,830)	-
Cash dividends	(482,441)	(535,768)
Net cash flows from financing activities	(4,166,241)	(32,553,581)
Net increase (decrease) in cash and cash equivalents	(15,887,997)	(44,105,791)
Cash and cash equivalents at beginning of period	37,084,575	92,664,953
Cash and cash equivalents at end of period	$21,196,578	$48,559,162

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,270,776	$2,801,273
Income taxes, net of refunds	-	850,000

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies:

The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company”) for the year ended December 31, 2007 contained in the 2007 Annual Report to stockholders that is filed as an exhibit to the Company’s Annual Report on Form 10-KSB.

First Clover Leaf Financial Corp. (“First Clover Leaf”) is a Maryland corporation that was incorporated on March 17, 2006 and was formed by our predecessor company, First Federal Financial Services, Inc., in connection with the “second-step” conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank, a former Illinois bank headquartered in Edwardsville, Illinois. The second-step conversion and stock offering and the simultaneous acquisition of Clover Leaf Financial Corp. were consummated on July 10, 2006. As a result of these transactions, Clover Leaf Financial Corp. was merged with and into First Clover Leaf and Clover Leaf Bank was merged with and into our wholly owned subsidiary, First Federal Savings and Loan Association of Edwardsville, which was renamed First Clover Leaf Bank. The accompanying interim consolidated financial statements include the accounts of First Clover Leaf Financial Corp. and its wholly owned subsidiary, First Clover Leaf Bank (the “Bank”) and its wholly owned subsidiary, Clover Leaf Financial Services.  First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF.”

Certain reclassifications have been made to the balances, with no effect on net income or stockholders’ equity, as of and for the three months ended March 31, 2007, to be consistent with the classifications adopted as of and for the three months ended March 31, 2008.

On April 22, 2008, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $.06 per share for the quarter ended March 31, 2008.  The dividend will be payable to stockholders of record as of May 16, 2008 and is expected to be paid on May 23, 2008.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(2)	Intangible Assets:

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	March 31,	December 31,
	2008	2007

Core deposit intangible	$2,391,000	$2,391,000
Accumulated amortization	(978,999)	(862,999)
Total	$1,412,001	$1,528,001

Amortization expense on core deposit intangible for the three months ended March 31, 2008 and 2007 was $116,000 and $156,999, respectively.

Estimated amortization expense on core deposit intangible for the nine months ending December 31, 2008 and each of the five succeeding fiscal years is as follows:

Intangible

Nine months ended December 31, 2008	$286,000
Year ended December 31, 2009	297,000
Year ended December 31, 2010	224,000
Year ended December 31, 2011	196,000
Year ended December 31, 2012	196,000
Year ended December 31, 2013	196,000

(3)	Investment Securities:

The following table sets forth the composition of our available-for-sale portfolio at the dates indicated:

	March 31,		December 31,
	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment Securities:
Federal agency obligations	$35,927,499	$36,585,563	$40,466,021	$40,882,870
Corporate	3,593,974	3,529,452	3,594,044	3,491,186
State and municipal securities	4,042,436	4,098,704	3,132,417	3,143,041
Mortgage-backed securities	6,236,549	6,416,805	6,571,557	6,632,911
Total Investment Securites available for sale	$49,800,458	$50,630,524	$53,764,039	$54,150,008

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities (Continued):

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2008, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

Corporate bonds	$1,942,306	$6,179	$873,956	$73,110	$2,816,262	$79,289
	$1,942,306	$6,179	$873,956	$73,110	$2,816,262	$79,289

For all of the above securities, the unrealized losses are primarily due to changes in interest rates and, as such, are considered to be temporary by the Company.

(4)	Loans:

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At March 31,		At December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Real Estate Loans
One- to four-family residential loans(1)	$113,787,886	36.9%	$112,764,226	39.2%
Multi-family	15,047,910	4.9	13,930,737	4.8
Commercial	107,315,366	34.8	97,809,933	34.0
Construction and land	24,894,582	8.1	20,775,576	7.2
Total real estate loans	261,045,744	84.5	245,280,472	85.2

Commercial business	38,790,249	12.6	34,782,808	12.1

Consumer Loans	8,937,852	2.9	7,770,555	2.7

Total loans and loans held for sale	308,773,845	100.0%	287,833,835	100.0%
Less:
Undisbursed portion of construction loans	1,021,424		859,504
Deferred loan origination fees, net	134,961		156,940
Allowance for loan losses	2,039,824		1,897,945

Total loans and loans held for sale, net	$305,577,636		$284,919,446

(1) Includes loans held for sale of $2.7 million and $0 at March 31, 2008 and December 31, 2007, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(5)	Asset Quality:

The following table sets forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	March 31,	December 31,
	2008	2007

Loans 90 days or more past due and still accruing	$104,110	$285,459
Nonaccrual loans	2,733,409	2,669,455
Other impaired loans	1,254,366	1,331,979
Total nonperforming and impaired loans	$4,091,885	$4,286,893

Allowance for losses on nonperforming and impaired loans	$343,548	$306,589

Nonperforming and impaired loans with no allowance for losses	$84,457	$-

Asset Quality Ratios:

Non-performing assets and impaired loans to total assets	1.00%	1.04%
Non-performing and impaired loans to total loans	1.35	1.50
Net charge-offs to average loans outstanding	0.01	0.06
Allowance for loan losses to non-performing and impaired loans	49.85	44.29
Allowance for loan losses to total loans	0.67	0.67

Following is a summary of activity in the allowance for loan losses:

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$1,897,945	$1,710,247
Charge-offs	(30,446)	-
Recoveries	1,492	2,457
Provision charged to expense	170,833	45,000
Balance at end of period	$2,039,824	$1,757,704

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(6)	Earnings Per Share:

Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted income per share.

	Three Months Ended
	March 31,
	2008	2007

Net income available to common stockholders	$574,453	$687,951

Basic potential common shares:
Weighted average shares outstanding	8,334,447	9,074,031
Weighted average unallocated Employee Stock
Ownership Plan shares	(136,036)	(142,437)
Basic weighted average shares outstanding	8,198,411	8,931,594

Dilutive potential common shares	-	-

Dilutive weighted average shares outstanding	8,198,411	8,931,594

Basic and diluted income per share	$0.07	$0.08

(7)	Employee Stock Ownership Plan:

The Company has an employee stock ownership plan (ESOP) which covers substantially all employees who have attained the age of 21 and completed one year of service.  In connection with the stock offering in 2004, the Company loaned funds to the ESOP for the purchase of the Company’s common stock at the initial public offering price using funds loaned by the Company.  The loan is being repaid with level annual payments of $70,318 over 20 years beginning December 31, 2004.  All shares are held in a suspense account for allocation among the participants as the loan is repaid.  Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the note.  Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account.  As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $21,239 and $21,000 was incurred for the three month periods ended March 31, 2008 and 2007, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(7)	Employee Stock Ownership Plan (Continued):

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note.

The following table reflects the shares held by the plan at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Unallocated shares (fair value at March 31, 2008 and December 31, 2007 of $1,288,435 and $1,380,999, respectively)	133,933	136,059
Allocated Shares	36,826	34,700
Total ESOP Shares	170,759	170,759

(8)	Recent Accounting Pronouncements:

The following accounting standards were recently issued relating to the financial services industry:

Effective January 1, 2008, the Company partially adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  The standard describes three levels of inputs that may be used to measure fair value.  Delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Refer to Note 9 of the unaudited consolidated financial statements for additional disclosures.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of the Financial Accounting Standards Board (FASB) Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Adoption of Statement No. 159 did not have a significant impact on the Company’s financial statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(8)	Recent Accounting Pronouncements (Continued):

In December 2007, FASB issued SFAS No. 141(revised), Business Combinations.  The Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations.  Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions.  Acquisition costs and restructuring costs will generally be expensed as incurred.  This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

(9)	Fair Value Disclosures

Effective January 1, 2008, the Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.  The Company carries its available for sale securities and its loans held for sale at fair value.

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included with Level 1 that are observable for the asset or liability either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived from or corroborated by market data by correlation or other means.  Level 3 inputs are unobservable inputs for determining the fair value of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Securities available for sale	$-	$50,630,524	$-	$50,630,524
Loans held for sale	$-	$2,687,923	$-	$2,687,923

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value Disclosures (Continued):

Assets and liabilities measured at fair value on a nonrecurring basis by fair value hierarchy during the period ended March 31, 2008 are summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$4,071,534	$20,351	$4,091,885

Impaired loans that are collateral dependent are written down to their fair value, less costs to sell, of $4.1 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value.  Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

(10)	Subsequent Event:

On April 30, 2008, the Company entered into a definitive merger agreement to acquire Partners FinancialHoldings, Inc. (“Partners”), the holding company of Partners Bank, an Illinois based state bank headquartered in Glen Carbon, Illinois.

The aggregate purchase price for the acquisition of Partners is approximately $20.7 million, comprised of shares of First Clover Leaf common stock and cash, plus approximately $1.5 million in cash payments for outstanding Partners options and warrants.  Under the terms of the merger agreement, each share of Partners common stock will be converted into either 5.7971 shares of First Clover Leaf stock or cash of $56. Shareholders of Partners may elect to receive First Clover Leaf common stock, cash, or a combination of stock and cash, for their shares of Partners common stock, subject to possible re-allocation of their elections in order to ensure that the total mix of consideration in the transaction is 50% stock and 50% cash.

The merger has been approved by the Boards of Directors of Partners and First Clover Leaf, and is subject to approval of the stockholders of Partners and the receipt of required regulatory approvals.  The closing of the merger is expected to occur late in the third quarter or early in the fourth quarter of 2008.  Following completion of the merger, the combined institution is expected to serve customers from the current locations of both banks under the name “First Clover Leaf Bank”.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution you not to place undue reliance on any such forward-looking statements, which only speak as of the date made.  The Company wishes to advise you that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Net income decreased to $574,000 for the three months ended March 31, 2008 from $688,000 for the same period last year.  The decrease in net income was due primarily to an increase of $126,000 in provision for loan losses.  Basic and diluted income per share was $.07 and $.08 for the three months ended March 31, 2008 and 2007, respectively.

Financial Condition

Total Assets.  Total assets decreased to $410.4 million at March 31, 2008 from $413.3 million at December 31, 2007.  Total cash and cash equivalents decreased to $21.2 million at March 31, 2008 from $37.1 million at December 31, 2007.  The decrease in cash was due to a decrease in deposits and an increase in loan funding.  Interest-earning time deposits decreased to $5.0 million at March 31, 2008 from $10.0 million at December 31, 2007.  A time certificate held by the Bank matured, and it was not renewed.  Securities available for sale decreased to $50.6 million at March 31, 2008 from $54.2 million at December 31, 2007.  The decrease was due primarily to calls, maturities and pay-downs of $15.9 million partially offset by purchases of $11.9 million.  Loans, net amounted to $302.9 million at March 31, 2008, compared to $284.9 million at December 31, 2007.  The increase was due primarily to new loan originations in excess of loan collections of $18.1 million.  Loans held for sale increased to $2.7 million at March 31, 2008.  There were no loans held for sale at December 31, 2007.  Property and equipment, net increased to $8.3 million at March 31, 2008 from $7.4 million at December 31, 2007 primarily due to the purchase of three lots and a newly constructed building prior to final build out in Wood River, IL and the related construction on that building.  Total cost of the building is estimated at $1.7 million.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Liabilities.  Deposits decreased to $279.6 million at March 31, 2008 from $291.2 million at December 31, 2007.  Securities sold under agreements to repurchase increased to $21.0 million at March 31, 2008 from $15.9 million at December 31, 2007.  The change in the deposit accounts and securities sold under agreements to repurchase accounts were due to fluctuations by one significant customer.  Federal Home Loan Bank advances at March 31, 2008 were $17.4 million compared to $10.4 million at December 31, 2007.  The increase was primarily due to the increase in loan funding.  Other liabilities increased to $2.7 million at March 31, 2008 from $2.1 million at December 31, 2007.

Stockholders’ Equity.  Stockholders’ equity decreased to $84.9 million at March 31, 2008 from $88.7 million at December 31, 2007, principally as a result of the repurchase of $4.2 million of the Company’s common stock, and the payment of cash dividends of $482,000.  The decrease in equity was partially offset by $574,000 in net income.

Asset Quality

At March 31, 2008, the Company’s nonaccrual loans increased $64,000 from December 31, 2007, while other impaired loans declined $78,000 from December 31, 2007.  This shift in balances is primarily due to one loan relationship whose financial condition caused the Company to reclassify their loans to a nonaccrual status.

Under the Company’s internal review policy, loans classified as substandard totaled $4.2 million at March 31, 2008 and $4.7 million at December 31, 2007.

At March 31, 2008, the Company had no loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured which were not currently classified as nonaccrual, 90 days or more past due or restructured.

Results of Operations

General.  Net income decreased to $574,000 for the three months ended March 31, 2008 from $688,000 for the same period last year.  The decrease in net income was due primarily to an increase of $126,000 in provision for loan losses.

Net interest income.  Net interest income before the provision for loan losses increased to $2.7 million for the three months ended March 31, 2008 from $2.6 million for the comparable period in 2007.  Net average interest-earning assets were $77.9 million for the three months ended March 31, 2008, compared to $83.7 million for the same period in 2007. The ratio of interest-earning assets to interest-bearing liabilities decreased to 125.17% for the three months ended March 31, 2008 from 131.34% for the same period in 2007.  The average rate on interest-earning assets decreased by 23 basis points, and the average rate on interest-bearing liabilities decreased by 21 basis points.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or expense.  Yields and rates have been annualized.

	Three Months Ended March 31,			Three Months Ended March 31,
	2008			2007
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$296,944	$4,818	6.49%	$244,788	$4,179	6.83%
Securities	53,142	725	5.46	49,906	644	5.16
Federal Home Loan Bank stock	5,604	-	-	5,595	51	3.65
Interest-earning balances from depository institutions	31,605	314	3.97	50,468	632	5.01
Total interest-earning assets	387,295	5,857	6.05	350,757	5,506	6.28
Non-interest-earning assets	26,699			25,805
Total assets	$413,994			$376,562

Interest-bearing liabilities:
Interest-bearing transaction	$77,636	585	3.01	$60,859	578	3.80
Savings deposits	18,483	113	2.45	22,566	138	2.45
Time deposits	172,939	2,105	4.87	151,166	1,750	4.63
Securities sold under agreements to repurchase	21,709	107	1.97	18,325	187	4.08
Federal Home Loan Bank advances	14,799	179	4.84	10,455	146	5.59
Subordinated debentures	3,846	74	7.70	3,686	73	7.92
Total interest-bearing liabilities	309,412	3,163	4.09	267,057	2,872	4.30
Non-interest-bearing liabilities	18,059			16,127
Total liabilities	327,471			283,184
Stockholders’ equity	86,523			93,378
Total liabilities and stockholders’ equity	$413,994			$376,562

Net interest income		$2,694			$2,634
Net interest rate spread (1)			1.96%			1.98%
Net interest-earning assets (2)	$77,883			$83,700
Net interest margin (3)			2.78%			3.00%
Ratio of interest-earning assets to interest-bearing liabilities			125.17%			131.34%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes $53,029 and $150,383 of loan fees collected in 2008 and 2007, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest income.  Interest and fee income on loans increased to $4.8 million for the three months ended March 31, 2008 from $4.2 million for the comparable period in 2007.  Interest income on loans increased primarily as a result of a higher average balance offset by a lower yield.  The average balance of loans was $296.9 million and $244.8 million for the three months ended March 31, 2008 and 2007, respectively. The average yield on loans decreased to 6.49% for the three months ended March 31, 2008 from 6.83% for the comparable period in 2007.

Interest income on securities increased to $725,000 for the three months ended March 31, 2008 from $644,000 for the comparable period in 2007.  The increase was due to a higher yield and a higher average balance of securities totaling $53.1 million and $49.9 million for the three months ended March 31, 2008 and 2007, respectively.

Interest income on other interest-earning deposits decreased to $314,000 for the three months ended March 31, 2008 from $632,000 for the comparable period in 2007.  The average balance of other interest-earning deposits was $31.6 million and $50.5 million for the three months ended March 31, 2008 and 2007, respectively.  The average yield on other interest-earning deposits decreased to 3.97% for the three months ended March 31, 2008 compared to 5.01% for the three months ended March 31, 2007.  Components of interest income vary from time to time based on the availability and interest rates of loans, securities, and other interest-earning assets.

Interest expense.  Interest expense on deposits increased to $2.8 million for the three months ended March 31, 2008 from $2.5 million for the comparable period in 2007.  The average balance of interest-bearing deposits was $269.1 million and $234.6 million for the three months ended March 31, 2008 and 2007, respectively.

Interest expense on securities sold under agreements to repurchase decreased to $107,000 at March 31, 2008 from $187,000 at March 31, 2007 despite a higher average balance.  The interest rate for securities sold under agreements to repurchase is tied to the three month treasury bill index.

Provision for loan losses.  Provision for loan losses was $171,000 and $45,000 for the three months ended March 31, 2008 and 2007, respectively.  Provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Company’s provision for loan losses.  The large increase for the three months ended March 31, 2008 compared to the same period in 2007 is primarily due to the overall increase in the loan portfolio as well as the change in the composition of the portfolio that now includes a larger share of commercial and commercial real estate loans.  The Company is subject to periodic examination by the OTS, which may require the Company to record increases in the allowance based on its evaluation of available information.  There can be no assurance that the OTS will not require further increases to the allowance.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest income.  Noninterest income increased to $150,000 for the three months ended March 31, 2008 from $129,000 for the comparable period in 2007.  The increase was due primarily to service charge income on deposit accounts and gains on the sale of loans that we sold but on which we retained the servicing rights.

Noninterest expense.  Noninterest expense totaled $1.7 million for the three months ended March 31, 2008 and $1.6 million for the same period in 2007.  Compensation and employee benefits, the largest component of noninterest expense, increased to $793,000 for the three months ended March 31, 2008 from $699,000 for the comparable period in 2007.  Compensation and employee benefits increased as a result of a higher number of personnel and merit increases.  The number of full time equivalent employees increased to 61 at March 31, 2008 from 49 at March 31, 2007.

Occupancy expense rose to $240,000 for the three months ended March 31, 2008 compared to $206,000 for the comparable period in 2007.  Occupancy expense increased primarily due to depreciation on the renovation of one of our branch offices that was completed in June 2007.

Income taxes.  Income taxes decreased to $352,000 for the three months ended March 31, 2008 from $387,000 for the comparable period in 2007.  The primary reason for the change in income taxes was the level of pre-tax income.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2008 and December 31, 2007, $21.2 million and $37.1 million, respectively, were invested in cash and cash equivalents.  The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the three months ended March 31, 2008 and 2007, our loan originations, net of collected principal, totaled $18.1 million and $5.3 million, respectively.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $15.9 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively.  We purchased $11.9 million and $8.0 million in available-for-sale investment securities during the three months ended March 31, 2008 and 2007, respectively.  We received proceeds of $15.0 million from the maturities of interest-earning time deposits during the three months ended March 31, 2008.  There were no proceeds from the maturities of interest-earning time deposits for the comparable period in 2007.  We purchased $10.0 million and $50,000 of interest-earning time deposits for the three months ended March 31, 2008 and 2007, respectively.

Purchases of premises and equipment, primarily related to the purchase of three lots and a newly constructed building prior to final build out in Wood River, IL and the related construction on that building, were $1.1 million during the three months ended March 31, 2008.  Purchases of premises and equipment were $452,000 for the comparable period in 2007.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Net deposits decreased by $11.6 million for the three months ended March 31, 2008.  During the comparable period in 2007 the net decrease in deposits was $27.4 million.  Securities sold under agreements to repurchase had a net increase of $5.1 million and a net decrease of $4.6 million for the three months ended March 31, 2008 and 2007, respectively.  Proceeds from Federal Home Loan Bank advances of $10.0 million for the three months ended March 31, 2008 were offset by $3.0 million for the repayment of such advances.  There were no proceeds from or repayments of advances to Federal Home Loan Bank for the comparable period in 2007.  Repurchases of the Company’s common stock were $4.2 million for the three months ended March 31, 2008.  There were no repurchases of the Company’s common stock for the comparable period in 2007.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At March 31, 2008, we had $17.4 million of advances from the Federal Home Loan Bank of Chicago and an additional available credit of approximately $46.0 million.

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at March 31, 2008.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at March 31, 2008 were as follows:

			Minimum Required
			for Capital			to be "Well
	Actual		Adequacy			Capitalized"
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$78,973
Goodwill and core deposit intangible	(10,815)
Disallowed servicing assets	(388)
Unrealized gain on securities AFS, net	(493)
Tangible capital to adjusted total assets	$67,277	17.3%		$5,847	1.5%	N/A	-
General valuation allowance	2,040
Deduction for low-level recourse	(1,008)
Total capital to risk-weighted assets	$68,309	23.0%		$23,761	8.0%	$29,701	10.0%

Tier 1 capital to risk-weighted assets	$67,277	22.7%	$	N/A	-	$17,821	6.0%

Tier 1 capital to total assets	$67,277	17.3%		$15,591	4.0%	$19,489	5.0%

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company is a party to credit-related financial instruments with off-balance sheet risk to meet the financing needs of our customers.  These financial instruments include commitments to extend credit.  The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at March 31, 2008 follows:

	Variable Rate Commitments	Fixed Rate Commitments	Total Commitments	Range of Rates on Fixed Rate Commitments
	($ in thousands)

Commitments to extend credit	$25,029	$12,548	$37,577	4.25%-18.00%
Standby letters of credit	$2,397	$1,035	$3,432	5.25%-7.75%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance program are sold with recourse.  The Bank has an agreement to sell residential loans up to $70.0 million to the FHLB of Chicago.  Approximately $53.7 million has been sold through March 31, 2008.  Under the agreement, the Bank has a maximum credit enhancement of $1.0 million at March 31, 2008.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.

The FHLB announced in April that they will no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from participating financial institutions under the Mortgage Partnership Finance Program.  The FHLB will work closely with members that currently participate in the Mortgage Partnership Finance Program to fund loans through July 31, 2008.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  The Company currently has a relationship with the Federal National Mortgage Association (FNMA) to purchase loans and is currently reviewing other vendors who purchase mortgage loans.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The majority of First Clover Leaf Bank’s assets and liabilities are monetary in nature.  Consequently, the most significant form of market risk is interest rate risk.  First Clover Leaf’s assets, consisting primarily of loans, have longer maturities than its liabilities, consisting primarily of deposits.  As a result, the principal part of First Clover Leaf’s business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, the Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given First Clover Leaf’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.  Senior management monitors the level of interest rate risk on a regular basis, and the Asset/Liability Management Committee meets as needed to review the asset/liability policies and interest rate risk position.

During the relatively low interest rate environment that has existed in recent years, we have implemented the following strategies to manage interest rate risk: (i) maintaining a high equity-to-assets ratio; and (ii) offering a variety of adjustable rate loan products, including adjustable rate one- to four-family, multifamily and non-residential mortgage loans, short-term consumer loans, and a variety of adjustable-rate commercial loans.  By maintaining a high equity-to-assets ratio and by investing in adjustable-rate and short-term assets, we are better positioned to react to increases in market interest rates.  However, maintaining high equity balances reduces the return-on-equity ratio, and investments in shorter-term assets generally bear lower yields than longer-term investments.

The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the current low level of market interest rates, First Clover Leaf did not receive an NPV calculation for an interest rate decrease of greater than 200 basis points.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

The table below sets forth, as of December 31, 2007 the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2007
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		NPV Ratio	Change in (basis points)
		Amount	Percent
	(Dollars in thousands)

+300	$66,381	$(9,274)	(12)%	17.12%	(161)
+200	69,205	(6,450)	(9)	17.62	(111)
+100	72,960	(2,695)	(4)	18.30	(44)
—	75,655	—	—	18.73	—
-100	76,221	566	1	18.73	—
-200	75,884	229	—	18.54	(19)

The table above indicates that at December 31, 2007, in the event of a 200 basis point decrease in interest rates, we would experience a minor change in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 12% decrease in net portfolio value.  Management does not believe that the Company’s primary market risk exposures and how those exposures were managed during the three months ended March 31, 2008 have changed significantly when compared to the immediately preceding quarter ended December 31, 2007.  However, the Company’s primary market risk exposure has not yet been quantified at March 31, 2008 as the OTS Net Portfolio Value Model is not yet available and the complexity of the model makes it difficult to accurately predict results.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the net portfolio value table presented assumes that the composition of the interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although the net portfolio value table provides an indication of the interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 4.  Controls and Procedures

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

In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

PART II - Other Information

Item 1 - Legal Proceedings.

There are no material legal proceedings to which the Company or its subsidiaries is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A – Risk Factors

The Company was previously a “Small Business Issuer,” and, therefore, filed its most recent annual report with the Securities and Exchange Commission on Form 10-KSB.  In accordance with the rules and regulations of the Securities and Exchange Commission, such report did not include risk factors separate and apart from those otherwise described in the annual report.  The risks set forth below, in addition to the other risks described in this quarterly report, may adversely affect our business, financial condition and operating results.  In addition to the risks set forth below and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results.  As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Commercial Real Estate and Business Loans Increase Our Exposure to Credit Risks

At March 31, 2008, our portfolio of commercial real estate and commercial business loans totaled $146.1 million, or 47.8% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally exposes us to a greater risk of non-payment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.

We target our business lending and marketing strategy towards small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.

Increases to the Allowance for Loan Losses May Cause Our Earnings to Decrease

Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Thus, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past experience and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.

Our emphasis on the origination of commercial real estate and commercial business loans is one of the more significant factors in evaluating our allowance for loan losses. As we continue to emphasize these types of loans, additional or increased provisions for loan losses may be necessary and as a result would decrease our earnings.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 1A – Risk Factors (Continued)

Bank regulators periodically review our allowance for credit losses and may require us to increase our provision for loan losses or loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and/or financial condition.

Concentration of Loans in Our Primary Market Area May Increase Risk

Our success depends primarily on the general economic conditions in the Greater St. Louis Metropolitan area, and more specifically, on the economic conditions in Madison County, Illinois, as nearly all of our loans are to customers in this market. Accordingly, the local economic conditions in our market area have a significant impact on the ability of borrowers to repay loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are significantly affected by changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would tend to result in a decrease in our net interest income. We have taken steps to mitigate this risk such as holding fewer longer-term residential mortgages as well as investing excess funds in shorter-term investments.

Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities available for sale. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. At March 31, 2008, our investment securities available for sale totaled $50.6 million. Unrealized gains on our securities available for sale, net of tax, amounted to $522,000 and are reported in other comprehensive income as a separate component of our stockholders’ equity. Decreases in the fair value of our securities available for sale, therefore, could have an adverse effect on our stockholders’ equity.

Changes in interest rates may also affect the average life of our loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on our existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

Strong Competition May Limit Our Growth and Profitability

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than us and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market area.

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations

We are subject to extensive regulation, supervision and examination by the OTS and the FDIC. These agencies govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 1A – Risk Factors (Continued)

for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. We believe that we are in substantial compliance with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				406,100
January 1 - 31, 2008	40,000	$10.46	40,000	366,100
February 1 - 29, 2008	366,100	$10.31	366,100	-
March 1 - 31, 2008	-		-	-

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

Index

FIRST CLOVER LEAF FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: May 9, 2008	BY:	/s/ Dennis M. Terry
Dennis M. Terry, President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald, Senior Vice-President and Chief Financial Officer