Form 10-Q
period 2008-06-30
First Clover Leaf Financial Corp.
filed 2008-08-11
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 7, 2008
Common Stock, par value $.10 per share	8,176,731

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2008	2007
Cash and due from banks	$16,877,105	$8,927,314
Interest-earning deposits	3,898,202	2,431,724
Federal funds sold	2,726,162	25,725,537
Total cash and cash equivalents	23,501,469	37,084,575
Interest-earning time deposits	7,793,776	10,048,058
Securities available for sale	52,203,808	54,150,008
Federal Home Loan Bank stock	5,603,773	5,603,773
Loans, net of allowance for loan losses
of $2,236,684 and $1,897,945, respectively	320,067,628	284,919,446
Loans held for sale	517,100	-
Property and equipment, net	10,007,944	7,396,104
Accrued interest receivable	1,689,928	1,756,954
Mortgage servicing rights	429,769	404,441
Goodwill	9,402,608	9,402,608
Core deposit intangible	1,296,001	1,528,001
Other assets	1,222,587	957,858
Total assets	$433,736,391	$413,251,826
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$24,745,715	$14,799,051
Interest bearing deposits	271,668,298	276,395,967
Total deposits	296,414,013	291,195,018
Federal Home Loan Bank advances	17,445,919	10,431,919
Securities sold under agreements to repurchase	28,128,711	15,893,350
Subordinated debentures	3,864,112	3,842,080
Accrued interest payable	887,072	1,107,781
Other liabilities	2,254,916	2,100,275
Total liabilities	348,994,743	324,570,423

Stockholders' Equity:
Preferred stock, $.10 par value; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, $.10 par value; 20,000,000 shares authorized;
9,074,031 shares issued; 8,176,731 and 8,582,831 shares outstanding
at June 30, 2008 and December 31, 2007, respectively	907,403	907,403
Additional paid-in capital	71,116,592	71,039,791
Retained earnings	22,725,694	22,522,223
Accumulated other comprehensive income	251,052	242,750
Unearned Employee Stock Ownership Plan shares	(680,817)	(645,318)
Treasury Stock, at cost; 897,300 and 491,200 shares at June 30, 2008
and December 31, 2007, respectively	(9,578,276)	(5,385,446)
Total stockholders' equity	84,741,648	88,681,403
Total liabilities and stockholders' equity	$433,736,391	$413,251,826

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$4,864,113	$4,364,418	$9,682,128	$8,543,465
Securities:
Taxable interest income	601,159	645,417	1,278,023	1,251,387
Non-taxable interest income	48,994	38,672	96,979	76,444
Federal Home Loan Bank dividends	-	38,689	-	90,039
Interest-earning deposits, federal funds sold, and other	136,897	450,312	451,336	1,081,789
Total interest and dividend income	5,651,163	5,537,508	11,508,466	11,043,124

Interest Expense:
Deposits	2,568,864	2,441,951	5,370,843	4,907,452
Federal Home Loan Bank advances	151,656	134,870	331,085	281,124
Securities sold under agreements to repurchase	99,458	237,704	206,712	424,453
Subordinated debentures	74,398	74,397	148,795	147,841
Total interest expense	2,894,376	2,888,922	6,057,435	5,760,870

Net interest income	2,756,787	2,648,586	5,451,031	5,282,254

Provision for loan losses	186,033	76,000	356,866	121,000

Net interest income after provision for loan losses	2,570,754	2,572,586	5,094,165	5,161,254

Noninterest income:
Service fees on deposit accounts	59,460	49,155	106,423	88,371
Other service charges and fees	39,962	35,717	74,594	69,470
Loan servicing fees	20,245	30,163	50,252	57,946
Gain on sale of loans	92,225	16,288	126,605	43,551
Other	2,974	1,927	7,258	3,149
Total noninterest income	214,866	133,250	365,132	262,487

Noninterest expense:
Compensation and employee benefits	835,699	715,319	1,628,503	1,414,102
Occupancy expense	243,215	205,797	483,539	411,936
Data processing services	109,616	103,220	224,579	209,810
Director fees	73,800	60,300	132,850	118,600
Professional fees	126,141	124,782	243,275	247,541
Amortization of core deposit intangible	116,000	157,000	232,000	313,999
Amortization of mortgage servicing rights	20,073	20,542	54,877	41,085
Other	359,552	335,823	631,797	608,914
Total noninterest expense	1,884,096	1,722,783	3,631,420	3,365,987

Income before income taxes	901,524	983,053	1,827,877	2,057,754

Income taxes	307,625	367,800	659,525	754,550
Net income	$593,899	$615,253	$1,168,352	$1,303,204

Basic and diluted income per share (see Note 6)	$0.07	$0.07	$0.14	$0.15
Dividends per share	$0.06	$0.06	$0.12	$0.12

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$593,899	$615,253	$1,168,352	$1,303,204
Other comprehensive income:
Unrealized gains (losses) on securities
arising during the period, net of tax	(271,027)	(162,540)	8,302	(135,697)
Comprehensive income	$322,872	$452,713	$1,176,654	$1,167,507

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,168,352	$1,303,204
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of:
Deferred loan origination (fees) costs, net	53,214	(34,489)
Premiums and discounts on securities	(157,489)	104,053
Core deposit intangible	232,000	313,999
Mortgage servicing rights	54,877	41,085
Amortization of fair value adjustments on:
Loans	(163,000)	(280,999)
Time deposits	11,000	(3,000)
Federal Home Loan Bank advances	14,000	73,999
Subordinated debentures	22,032	22,032
Investment securities	(66,500)	(126,100)
Provision for loan losses	(356,866)	121,000
Depreciation expense	241,743	206,040
ESOP expense	41,302	47,980
Gain on sale of loans	(126,605)	(43,551)
Proceeds from sales of loans held for sale	7,693,064	1,840,342
Originations of loans held for sale	(8,083,559)	(1,576,809)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	67,026	(166,260)
Increase in mortgage servicing rights	(80,205)	(32,753)
Increase in other assets	(264,729)	(293,766)
Increase (decrease) in accrued interest payable	(220,709)	108,077
Increase (decrease) in other liabilities	150,200	(226,957)
Net cash flows from operating activities	229,148	1,397,127
Cash flows from investing activities:
Proceeds from maturity of interest-earning time deposits	15,049,994	-
Purchase of interest-earning time deposits	(12,795,712)	(49,994)
Available for sale securities:
Purchases	(68,250,000)	(11,629,559)
Proceeds from calls, maturities and paydowns	70,432,932	2,650,606
Loan originations, net of principal collected	(34,681,530)	(13,495,980)
Purchase of property and equipment	(2,853,583)	(1,299,070)
Net cash flows from investing activities	$(33,097,899)	$(23,823,997)

(Continued)

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

(Continued)
	Six Months Ended
	June 30,
	2008	2007

Cash flows from financing activities:
Net increase (decrease) in deposits	$5,207,995	$(23,349,504)
Net increase (decrease) in securities sold under agreements to repurchase	12,235,361	(10,557,913)
Proceeds from Federal Home Loan Bank advances	10,000,000	-
Repayment of Federal Home Loan Bank advances	(3,000,000)	-
Repurchase of Common Stock	(4,192,830)	-
Cash dividends	(964,881)	(1,071,537)
Net cash flows from financing activities	19,285,645	(34,978,954)
Net decrease in cash and cash equivalents	(13,583,106)	(57,405,824)
Cash and cash equivalents at beginning of period	37,084,575	92,664,953
Cash and cash equivalents at end of period	$23,501,469	$35,259,129

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,231,112	$5,559,762
Income taxes, net of refunds	735,000	1,267,108

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

First Clover Leaf Financial Corp. (“First Clover Leaf”) is a Maryland corporation that was incorporated on March 17, 2006 and was formed by our predecessor company, First Federal Financial Services, Inc., in connection with the “second-step” conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank, a former Illinois bank headquartered in Edwardsville, Illinois. The second-step conversion and stock offering and the simultaneous acquisition of Clover Leaf Financial Corp. were consummated on July 10, 2006. As a result of these transactions, Clover Leaf Financial Corp. was merged with and into First Clover Leaf and Clover Leaf Bank was merged with and into our wholly owned subsidiary, First Federal Savings and Loan Association of Edwardsville, which was renamed First Clover Leaf Bank. The accompanying interim consolidated financial statements include the accounts of First Clover Leaf Financial Corp., its wholly owned subsidiary, First Clover Leaf Bank (the “Bank”) and its wholly owned subsidiary, Clover Leaf Financial Services.  First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF.”

Reclassifications have been made to certain balances, with no effect on net income or stockholders’ equity, as of and for the three and six months ended June 30, 2007, to be consistent with the classifications adopted as of and for the three and six months ended June 30, 2008.

On July 22, 2008, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $.06 per share for the quarter ended June 30, 2008.  The dividend will be payable to stockholders of record as of August 15, 2008 and is expected to be paid on August 22, 2008.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(2)	Intangible Assets:

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	June 30,	December 31,
	2008	2007

Core deposit intangible	$2,391,000	$2,391,000
Accumulated amortization	(1,094,999)	(862,999)
Total	$1,296,001	$1,528,001

Amortization expense on core deposit intangible for the three and six months ended June 30, 2008 was $116,000 and $232,000, respectively and $157,000 and $314,000 for the comparable periods in 2007.

Estimated amortization expense on core deposit intangible for the six months ending December 31, 2008 and each of the five succeeding fiscal years is as follows:

Intangible

Six months ending December 31, 2008	$170,000
Year ending December 31, 2009	297,000
Year ending December 31, 2010	224,000
Year ending December 31, 2011	196,000
Year ending December 31, 2012	196,000
Year ending December 31, 2013	196,000

(3)	Investment Securities:

The following table sets forth the composition of our available-for-sale securities portfolio at the dates indicated:

	June 30,		December 31,
	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment Securities:
Federal agency obligations	$38,374,989	$38,731,869	$40,466,021	$40,882,870
Corporate	3,593,906	3,440,866	3,594,044	3,491,186
State and municipal securities	4,013,467	4,045,022	3,132,417	3,143,041
Mortgage-backed securities	5,822,730	5,986,051	6,571,557	6,632,911
Total Investment Securites available for sale	$51,805,092	$52,203,808	$53,764,039	$54,150,008

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities (Continued):

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2008, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

Federal agency obligations	$10,020,186	$46,551	$-	$-	$10,020,186	$46,551
Corporate bonds	2,201,303	44,380	837,975	109,055	3,039,278	153,435
Mortgage-backed securities	8,242	26	-	-	8,242	26
	$12,229,731	$90,957	$837,975	$109,055	$13,067,706	$200,012

For all of the above securities, the unrealized losses are primarily due to changes in interest rates and, as such, are considered to be temporary by the Company.

(4)	Loans:

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At June 30,		At December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Real Estate Loans
One- to four-family residential loans(1)	$111,787,082	34.4%	$112,764,226	39.2%
Multi-family	17,612,876	5.4	13,930,737	4.8
Commercial	112,555,489	34.7	97,809,933	34.0
Construction and land	35,120,119	10.8	20,775,576	7.2
Total real estate loans	277,075,566	85.3	245,280,472	85.2

Commercial business	39,591,354	12.2	34,782,808	12.1

Consumer Loans	8,127,347	2.5	7,770,555	2.7

Total loans and loans held for sale	324,794,267	100.0%	287,833,835	100.0%
Less:
Undisbursed portion of construction loans	1,869,114		859,504
Deferred loan origination fees, net	103,741		156,940
Allowance for loan losses	2,236,684		1,897,945

Total loans and loans held for sale, net	$320,584,728		$284,919,446

(1) Includes loans held for sale of approximately $500,000 and $0 at June 30, 2008 and December 31, 2007, respectively.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(5)	Asset Quality:

The following table sets forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	June 30,	December 31,
	2008	2007

Loans 90 days or more past due and still accruing	$199,769	$285,459
Nonaccrual loans	3,672,553	2,669,455
Other impaired loans	1,250,046	1,331,979
Total nonperforming and impaired loans	$5,122,368	$4,286,893

Allowance for losses on nonperforming and impaired loans	$388,774	$306,589

Nonperforming and impaired loans with no allowance for losses	$48,999	$-

Asset Quality Ratios:

Non-performing assets and impaired loans to total assets	1.18%	1.04%
Non-performing and impaired loans to total loans	1.60	1.50
Net charge-offs to average loans outstanding(1)	0.01	0.06
Allowance for loan losses to non-performing and impaired loans	43.67	44.29
Allowance for loan losses to total loans	0.70	0.67

(1) For the period ending June 30, 2008, the net charge-offs have been annualized.

Following is a summary of activity in the allowance for loan losses:

	Six Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$1,897,945	$1,710,247
Charge-offs	(33,644)	-
Recoveries	15,517	3,624
Provision charged to expense	356,866	121,000
Balance at end of period	$2,236,684	$1,834,871

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(6)	Earnings Per Share:

Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted income per share.

	June 30,		June 30,
	2008	2007	2008	2007

Net income available to common stockholders	$593,899	$615,253	$1,168,352	$1,303,204

Basic potential common shares:
Weighted average shares outstanding	8,176,731	9,074,031	8,255,589	9,074,031
Weighted average unallocated Employee Stock
Ownership Plan shares	(133,910)	(141,374)	(134,973)	(142,437)
Basic weighted average shares outstanding	8,042,821	8,932,657	8,120,616	8,931,594

Dilutive potential common shares	-	-	-	-

Dilutive weighted average shares outstanding	8,042,821	8,932,657	8,120,616	8,931,594

Basic and diluted income per share	$0.07	$0.07	$0.14	$0.15

(7)	Employee Stock Ownership Plan:

The Company has an employee stock ownership plan (ESOP) which covers substantially all employees who have attained the age of 21 and completed one year of service.  In connection with the stock offering in 2004, the Company loaned funds to the ESOP for the purchase of the Company’s common stock at the initial public offering price.  The loan is being repaid with level annual payments of $70,318 over 20 years beginning December 31, 2004.  All shares are held in a suspense account for allocation among the participants as the loan is repaid.  Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the note.  Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account.  As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $20,063 and $41,302 was incurred for the three and six months ended June 30, 2008, respectively and $27,160 and $48,160 for the comparable periods in 2007.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(7)	Employee Stock Ownership Plan (Continued):

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note.

The following table reflects the shares held by the plan at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Unallocated shares (fair value at June 30, 2008 and
December 31, 2007 of $1,153,311 and $1,380,999, respectively)	131,807	136,059
Allocated Shares	38,952	34,700
Total ESOP Shares	170,759	170,759

(8)	Recent Accounting Pronouncements:

The following accounting standards were recently issued relating to the financial services industry:

Effective January 1, 2008, the Company partially adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  The standard describes three levels of inputs that may be used to measure fair value.  Delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Refer to Note 9 of the unaudited consolidated financial statements for additional disclosures.

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

Effective January 1, 2008, the Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.  The Company carries its available-for-sale securities and its loans held-for-sale at fair value.

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

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Securities available-for-sale	$-	$52,203,808	$-	$52,203,808
Loans held-for-sale	$-	$517,100	$-	$517,100

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value Disclosures (Continued):

Assets and liabilities measured at fair value on a nonrecurring basis by fair value hierarchy during the period ended June 30, 2008 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Impaired loans	$-	$5,120,788	$1,550	$5,122,338

Impaired loans that are collateral dependent have been written down to their fair value, less costs to sell, of $5.1 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value.  Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

(10)	Other Event:

On April 30, 2008, the Company entered into a definitive merger agreement to acquire Partners Financial Holdings, Inc. (“Partners”), the holding company of Partners Bank, an Illinois-chartered bank headquartered in Glen Carbon, Illinois.

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

The merger has been approved by the Boards of Directors of Partners and First Clover Leaf, and is subject to approval of the stockholders of Partners and the receipt of required regulatory approvals.  The closing of the merger is expected to occur early in the fourth quarter of 2008.  Following completion of the merger, the combined institution is expected to serve customers from the current locations of both banks under the name “First Clover Leaf Bank”.

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

Overview

Net income decreased to $594,000 for the three months ended June 30, 2008 from $615,000 for the same period last year.  Net income decreased $135,000 to $1.2 million for the six months ended June 30, 2008 from $1.3 million for the same period last year.  The decrease in net income was due primarily to an increase in provision for loan losses of $110,000 and $236,000 for the three and six months ended June 30, 2008, respectively.  Basic and diluted income per share was $.07 for each of the three months ended June 30, 2008 and 2007, respectively and $.14 and $.15 for the six months ended June 30, 2008 and 2007, respectively.

Financial Condition

Total Assets.  Total assets increased to $433.7 million at June 30, 2008 from $413.3 million at December 31, 2007.  Total cash and cash equivalents decreased to $23.5 million at June 30, 2008 from $37.1 million at December 31, 2007.  The decrease in cash was due to a decrease in interest-earning deposits and an increase in loan funding.  Interest-earning time deposits decreased to $7.8 million at June 30, 2008 from $10.0 million at December 31, 2007.  Securities available for sale decreased to $52.2 million at June 30, 2008 from $54.2 million at December 31, 2007.  The decrease was due primarily to calls, maturities and pay-downs of $70.4 million partially offset by purchases of $68.3 million.  Loans, net amounted to $320.1 million at June 30, 2008, compared to $284.9 million at December 31, 2007.  The increase was due primarily to new loan originations in excess of loan collections of $34.7 million.  Loans held for sale increased to $517,000 at June 30, 2008.  There were no loans held for sale at December 31, 2007.  Property and equipment, net increased to $10.0 million at June 30, 2008 from $7.4 million at December 31, 2007 primarily due to the purchase of three lots and construction of a new branch facility in Wood River, Illinois.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Liabilities.  Deposits increased to $296.4 million at June 30, 2008 from $291.2 million at December 31, 2007.  Securities sold under agreements to repurchase increased to $28.1 million at June 30, 2008 from $15.9 million at December 31, 2007.  The change in the deposit accounts and securities sold under agreements to repurchase accounts were due primarily to fluctuations by one significant customer.  Federal Home Loan Bank advances at June 30, 2008 were $17.4 million compared to $10.4 million at December 31, 2007.  The increase was primarily due to the increase in loan fundings.  Other liabilities increased to $2.3 million at June 30, 2008 from $2.1 million at December 31, 2007.

Stockholders’ Equity.  Stockholders’ equity decreased to $84.7 million at June 30, 2008 from $88.7 million at December 31, 2007, principally as a result of the repurchase of $4.2 million of the Company’s common stock, and the payment of cash dividends of $1.0 million.  The decrease in equity was partially offset by $1.2 million in net income.

Asset Quality

At June 30, 2008, the Company’s nonaccrual loans increased $1.0 million from December 31, 2007, while other impaired loans declined $82,000 from December 31, 2007.  The increase in nonaccrual loans is due to one relationship whose financial condition caused the Company to reclassify their loans to a nonaccrual status.

Under the Company’s internal review policy, loans classified as substandard totaled $5.1 million at June 30, 2008 and $4.7 million at December 31, 2007.

At June 30, 2008, the Company had no loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured which were not currently classified as nonaccrual, 90 days or more past due or restructured.

Results of Operations

General.  Net income decreased by $21,000 to $594,000 for the three months ended June 30, 2008 from $615,000 for the same period last year.  Net income decreased by $135,000 to $1.2 million for the six months ended June 30, 2008 from $1.3 million for the same period last year.  The decrease in net income was due primarily to an increase of $110,000 and $236,000 for the three and six months ended June 30, 2008, respectively in provision for loan losses due primarily to the continued growth of the loan portfolio.

Net interest income.  Net interest income before provision for loan losses increased to $2.8 million for the three months ended June 30, 2008 from $2.6 million for the comparable period in 2007.  Net interest income before provision for loan losses increased to $5.5 million from $5.3 million for the six months ended June 30, 2008 and 2007, respectively.  Net average interest-earning assets were $77.3 million for the six months ended June 30, 2008, compared to $84.7 million for the same period in 2007. The ratio of interest-earning assets to interest-bearing liabilities decreased to 124.55% for the six months ended June 30, 2008 from 131.93% for the same period in 2007.  For the six months ended June 30, 2008, the average rate on interest-earning assets decreased by 46 basis points from 6.36% to 5.90%, and the average rate on interest-bearing liabilities decreased by 51 basis points from 4.38% to 3.87%.

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

	Three Months Ended June 30,			Three Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2008			2007			2008			2007
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets:
Loans, gross	$316,030	$4,864	6.19%	$256,796	$4,364	6.89%	$306,487	$9,682	6.35%	$250,825	$8,543	6.81%
Securities	54,306	650	4.81	53,080	684	5.23	53,724	1,375	5.15	51,502	1,328	5.16
Federal Home Loan Bank stock	5,604	-	-	5,601	39	2.82	5,604	-	-	5,598	90	3.22
Interest-earning balances from depository institutions	20,973	137	2.63	33,884	450	5.39	26,289	451	3.45	42,130	1,082	5.14
Total interest-earning assets	396,913	5,651	5.73	349,361	5,537	6.43	392,104	11,508	5.90	350,055	11,043	6.31
Non-interest-earning assets	28,139			25,180			27,419			25,491
Total assets	$425,052			$374,541			$419,523			$375,546

Interest-bearing liabilities:
Interest-bearing transaction	$90,592	618	2.74	$51,147	476	3.77	$84,114	1,203	2.88	$55,976	1,054	3.77
Savings deposits	18,533	102	2.21	21,583	137	2.57	18,508	215	2.34	22,072	275	2.49
Time deposits	159,609	1,849	4.66	152,296	1,829	4.87	166,274	3,952	4.78	151,734	3,579	4.72
Securities sold under agreements to repurchase	30,211	99	1.32	24,395	238	3.96	25,960	207	1.60	21,377	424	3.97
Federal Home Loan Bank advances	17,445	152	3.50	10,455	135	5.24	16,122	331	4.13	10,455	281	5.38
Subordinated debentures	3,856	74	7.72	3,734	74	8.04	3,851	149	7.78	3,710	148	7.98
Total interest-bearing liabilities	320,246	2,894	3.63	263,610	2,889	4.44	314,829	6,057	3.87	265,324	5,761	4.34
Non-interest-bearing liabilities	19,755			17,090			18,907			16,611
Total liabilities	340,001			280,700			333,736			281,935
Stockholders’ equity	85,051			93,841			85,787			93,611
Total liabilities and stockholders’ equity	$425,052			$374,541			$419,523			$375,546

Net interest income		$2,757			$2,648			$5,451			$5,282
Net interest rate spread (1)			2.09%			1.98%			2.03%			1.97%
Net interest-earning assets (2)	$76,667			$85,751			$77,275			$84,731
Net interest margin (3)			2.79%			3.07%			2.80%			3.02%
Ratio of interest-earning assets to interest-bearing liabilities			123.94%			132.53%			124.55%			131.93%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes loan fees collected in the amount of $62,467 and $27,494 for the three months ended June 30, 2008 and 2007, respectively and $115,496 and $81,884 for the six months ended June 30, 2008 and 2007, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest income.  Interest and fee income on loans increased to $4.9 million for the three months ended June 30, 2008 from $4.4 million for the comparable period in 2007.  Interest income on loans increased primarily as a result of a higher average balance offset by a lower yield.  Interest and fee income on loans increased $1.2 million to $9.7 million for the six months ended June 30, 2008 from $8.5 million for the comparable period in 2007.  Interest income on loans increased primarily as a result of a higher average balance offset by a lower yield.  The average balance of loans was $306.5 million and $250.8 million for the six months ended June 30, 2008 and 2007, respectively. The average yield on loans decreased to 6.35% for the six months ended June 30, 2008 from 6.81% for the comparable period in 2007.

Interest income on securities decreased to $650,000 for the three months ended June 30, 2008 from $684,000 for the comparable period in 2007.  The decrease was due primarily to a decline in yield.  The average yield on securities decreased to 4.81% from 5.23% for the three months ended June 30, 2008 and 2007, respectively.  Interest income on securities increased by $47,000 to $1.4 million for the six months ended June 30, 2008 from $1.3 million for the comparable period in 2007.  The increase was due to a higher average balance of securities totaling $53.7 million and $51.5 million for the six months ended June 30, 2008 and 2007, respectively.

Interest income on other interest-earning deposits decreased to $137,000 for the three months ended June 30, 2008 from $450,000 for the comparable period in 2007.  The average balance of other interest-earning deposits decreased to $21.0 million from $33.9 million for the three months ended June 30, 2008 and 2007, respectively.  The average yield on other interest-earning deposits decreased to 2.63% from 5.37% for the three months ended June 30, 2008 and 2007, respectively.  Interest income on other interest-earning deposits decreased to $451,000 for the six months ended June 30, 2008 from $1.1 million for the same comparable period in 2007.  The average balance of other interest-earning deposits was $26.3 million and $42.1 million for the six months ended June 30, 2008 and 2007, respectively.  The average yield on other interest-earning deposits decreased to 3.45% for the six months ended June 30, 2008 compared to 5.18% for the six months ended June 30, 2007.  Components of interest income vary from time to time based on the availability and interest rates of loans, securities, and other interest-earning assets.

Interest expense.  Interest expense on deposits increased to $2.6 million for the three months ended June 30, 2008 from $2.4 million for the comparable period in 2007.  Interest expense on deposits increased by $463,000 to $5.4 million for the six months ended June 30, 2008 from $4.9 million for the comparable period in 2007.  These increases were due primarily to an increase in average-interest bearing deposits.  The average balance of interest-bearing deposits was $268.7 million and $225.0 million for the three months ended June 30, 2008 and 2007, respectively.  The average balance of interest-bearing deposits was $268.9 million and $229.8 million for the six months ended June 30, 2008 and 2007, respectively.

Interest expense on securities sold under agreements to repurchase decreased to $99,000 for the three months ended June 30, 2008 from $238,000 for the three months ended June 30, 2007.  Although the average balance of securities increased to $30.2 million from $24.4 million for the three months ended June 30, 2008 and 2007, respectively, the yield decreased to 1.32% for the three months ended June 30, 2008 from 3.96% for the comparable period in 2007.  Interest expense on securities sold under agreements to repurchase decreased by $217,000 to $207,000 for the six months ended June 30, 2008 from $424,000 for the comparable period in 2007 despite a higher average balance.  The interest rate for securities sold under agreements to repurchase is tied to the three-month treasury bill index and declined to 1.60% for the six months ended June 30, 2008 compared to 3.97% for the six months ended June 30, 2007.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for loan losses.  Provision for loan losses was $186,000 and $76,000 for the three months ended June 30, 2008 and 2007, respectively.  Provision for loan losses was $357,000 and $121,000 for the six months ended June 30, 2008 and 2007, respectively.  Provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Company’s provision for loan losses.  The large increase for the three and six months ended June 30, 2008 compared to the same periods in 2007 was primarily due to the overall increase in the loan portfolio as well as the change in the composition of the portfolio that now includes a larger share of commercial business and commercial real estate loans.  The Company is subject to periodic examination by the Office of Thrift Supervision, which may require the Company to record increases in the allowance based on its evaluation of available information.  There can be no assurance that the Office of Thrift Supervision will not require further increases to the allowance.

Noninterest income.  Noninterest income increased to $215,000 for the three months ended June 30, 2008 from $133,000 for the comparable period in 2007.  Noninterest income increased to $365,000 for the six months ended June 30, 2008 from $262,000 for the comparable period in 2007.  The increase was due primarily to (i) gains on the sale of loans that we sold but for which we retained the servicing rights and (ii) service charge income on deposit accounts.

Noninterest expense.  Noninterest expense totaled $1.9 million for the three months ended June 30, 2008 and $1.7 million for the same period in 2007.  Noninterest expense increased to $3.6 million for the six months ended June 30, 2008 from $3.4 million for the comparable period in 2007.  Compensation and employee benefits, the largest component of noninterest expense, increased to $836,000 for the three months ended June 30, 2008 from $715,000 for the comparable period in 2007 and increased by $214,000 to $1.6 million for the six months ended June 30, 2008 from $1.4 million for the comparable period in 2007.  Compensation and employee benefits increased primarily from a higher number of personnel.  The number of full-time equivalent employees increased to 66 at June 30, 2008 from 53 at June 30, 2007.

Occupancy expense rose to $243,000 for the three months ended June 30, 2008 compared to $206,000 for the comparable period in 2007.  Occupancy expense increased by $72,000 to $484,000 for the six months ended June 30, 2008 from $412,000 for the comparable period in 2007.  Occupancy expense increased primarily due to depreciation on the renovation of one of our branch offices that was completed in June 2007 and expenses related to a new branch office that opened during the second quarter of 2008.

Income taxes.  Income taxes decreased to $308,000 for the three months ended June 30, 2008 from $368,000 for the comparable period in 2007.  Income taxes decreased to $660,000 for the six months ended June 30, 2008 from $755,000 for the comparable period in 2007.  The primary reason for the change in income taxes was the level of pre-tax income.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2008 and December 31, 2007, $23.5 million and $37.1 million, respectively, were invested in cash and cash equivalents.  The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended June 30, 2008 and 2007, our loan originations, net of collected principal, totaled $34.7 million and $13.5 million, respectively.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $70.4 million and $2.7 million for the six months ended June 30, 2008 and 2007, respectively.  We purchased $68.3 million and $11.6 million in available-for-sale investment securities during the six months ended June 30, 2008 and 2007, respectively.  We received proceeds of $15.0 million from the maturities of interest-earning time deposits during the six months ended June 30, 2008.  There were no proceeds from the maturities of interest-earning time deposits for the comparable period in 2007.  We purchased $12.8 million and $50,000 of interest-earning time deposits for the six months ended June 30, 2008 and 2007, respectively.

Purchases of premises and equipment, primarily related to the purchase of three lots and the construction of a new branch facility in Wood River, Illinois were $2.9 million during the six months ended June 30, 2008.  Purchases of premises and equipment were $1.3 million for the comparable period in 2007.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Net deposits increased by $5.2 million for the six months ended June 30, 2008.  During the comparable period in 2007 the net decrease in deposits was $23.3 million.  Securities sold under agreements to repurchase had a net increase of $12.2 million and a net decrease of $10.6 million for the six months ended June 30, 2008 and 2007, respectively.  Proceeds from Federal Home Loan Bank advances of $10.0 million for the six months ended June 30, 2008 were offset by $3.0 million for the repayment of such advances.  There were no advances or repayments of advances to Federal Home Loan Bank for the comparable period in 2007.  Repurchases of the Company’s common stock were $4.2 million for the six months ended June 30, 2008.  There were no repurchases of the Company’s common stock for the comparable period in 2007.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At June 30, 2008, we had $17.4 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $44.3 million.

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at June 30, 2008.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at June 30, 2008 were as follows:

			Minimum Required
			for Capital			to be "Well
	Actual		Adequacy			Capitalized"
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$79,401
Goodwill and core deposit intangible	(10,699)
Disallowed servicing assets	(430)
Unrealized gain (loss) on securities AFS, net	(246)
Tangible capital to adjusted total assets	$68,026	16.6%		$6,136	1.5%	N/A	-
General valuation allowance	2,237
Deduction for low-level recourse	(1,181)
Total capital to risk-weighted assets	$69,082	21.6%		$25,606	8.0%	$32,008	10.0%

Tier 1 capital to risk-weighted assets	$68,026	21.3%	$	N/A	-	$19,205	6.0%

Tier 1 capital to total assets	$68,026	16.6%		$16,362	4.0%	$20,453	5.0%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at June 30, 2008 follows:

				Range of
	Variable	Fixed		Rates on
	Rate	Rate	Total	Fixed Rate
	Commitments	Commitments	Commitments	Commitments
	($ in thousands)

Commitments to extend credit	$29,939	$14,793	$44,732	3.75%-18.00%
Standby letters of credit	$3,384	$2,480	$5,864	5.00%-9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance program are sold with recourse.  The Bank has an agreement to sell residential loans up to $70.0 million to the FHLB of Chicago.  Approximately $58.3 million has been sold through June 30, 2008.  Under the agreement, the Bank has a maximum credit enhancement of $1.2 million at June 30, 2008.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.

The FHLB announced in April that it will no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from participating financial institutions under the Mortgage Partnership Finance Program.  The FHLB originally announced that they would work closely with members that currently participate in the Mortgage Partnership Finance Program to fund loans through July 31, 2008.  It has since extended the program to fund loans through October 31, 2008.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  The Company currently has a relationship with Fannie Mae to purchase loans and is currently reviewing other vendors who purchase mortgage loans.

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

The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, due to the low interest rate environment, the Quarterly Interest Rate Risk Exposure Report, provided by the Office of Thrift Supervision, will not display results for scenarios of minus 200 basis points or below until further notice.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

The table below sets forth, as of March 31, 2008 the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

March 31, 2008
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Change in Interest Rates	Estimated	Estimated Increase (Decrease) in NPV			Change in
(basis points)	NPV	Amount	Percent	NPV Ratio	(basis points)
	(Dollars in thousands)

+300	$64,718	$(9,779)	(13)%	17.12%	(161)
+200	68,535	(5,962)	(8)	17.62	(111)
+100	71,846	(2,641)	(4)	18.30	(44)
—	74,497	—	—	18.73	—
-50	74,643	146	—	18.73	—
-100	74,679	182	—	18.54	(19)

The table above indicates that at March 31, 2008, in the event of a 100 basis point decrease in interest rates, we would experience a minor change in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 13% decrease in net portfolio value.  Management does not believe that the Company’s primary market risk exposures and how those exposures were managed during the three months ended June 30, 2008 have changed significantly when compared to the immediately preceding quarter ended March 31, 2008.  However, the Company’s primary market risk exposure has not yet been quantified at June 30, 2008 as the Office of Thrift Supervision Net Portfolio Value Model is not yet available and the complexity of the model makes it difficult to accurately predict results.

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

Item 1A – Risk Factors

The Company was previously a “Small Business Issuer,” and, therefore, filed its most recent annual report with the Securities and Exchange Commission on Form 10-KSB.  In accordance with the rules and regulations of the Securities and Exchange Commission, such report did not include risk factors separate and apart from those otherwise described in the annual report.  The Company included risk factors in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.  There have been no material changes to risk factors applicable to the Company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.
(b)	Not applicable.
(c)	There were no purchases made by or on behalf of the Company of shares of its common stock during the quarter ended June 30, 2008.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

(a) On May 28, 2008 the Company held its Annual Meeting of Stockholders.

  (b) At the meeting, Nina Baird, Joseph Helms, Donald Engelke, and Robert Schwartz were elected, each to serve a three year term.

The following directors continue in office:
Robert Richards
Larry W. Mosby
Joseph Stevens
Dennis E. Ulrich
Harry Gallatin
Dean Pletcher
Joseph J. Gugger

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 4 - Submission of Matters to a Vote of Security Holders (Continued).

(c) Stockholders voted on the following matters:

(i)         The election of the following directors of the Company:

DIRECTOR:	FOR	WITHHELD

Nina Baird	6,089,210	169,953

Joseph Helms	6,080,069	179,094

Donald Engelke	6,139,478	119,685

Robert Schwartz	6,136,751	122,412

  (ii)     The ratification of the appointment of McGladrey & Pullen, LLP as independent registered public accounting firm for the Company for the year ending December 31, 2008:

VOTES	FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

6,259,163	5,903,811	46,887	308,465	0

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

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: August 11, 2008	BY:	/s/ Dennis M. Terry
Dennis M. Terry, President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald, Senior Vice-President and Chief Financial Officer