Form 10-Q
period 2008-09-30
First Clover Leaf Financial Corp.
filed 2008-11-10
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2008

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______________ to ____________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding November 6, 2008
Common Stock, par value $.10 per share	9,244,823

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2008	2007
Cash and due from banks	$7,620,097	$8,927,314
Interest-earning deposits	7,639,320	2,431,724
Federal funds sold	27,349,625	25,725,537
Total cash and cash equivalents	42,609,042	37,084,575
Interest-earning time deposits	5,280,966	10,048,058
Securities available for sale	77,667,111	54,150,008
Federal Home Loan Bank stock	5,603,773	5,603,773
Loans, net of allowance for loan losses
of $2,319,151 and $1,897,945, respectively	325,930,828	284,919,446
Loans held for sale	609,400	-
Property and equipment, net	10,395,996	7,396,104
Accrued interest receivable	1,832,535	1,756,954
Mortgage servicing rights	477,720	404,441
Goodwill	9,402,608	9,402,608
Core deposit intangible	1,211,001	1,528,001
Other assets	1,489,740	957,858
Total assets	$482,510,720	$413,251,826
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$18,421,305	$14,799,051
Interest bearing deposits	313,719,650	276,395,967
Total deposits	332,140,955	291,195,018
Federal Home Loan Bank advances	17,447,919	10,431,919
Securities sold under agreements to repurchase	41,421,370	15,893,350
Subordinated debentures	3,875,128	3,842,080
Accrued interest payable	813,232	1,107,781
Other liabilities	2,186,484	2,100,275
Total liabilities	397,885,088	324,570,423

Stockholders' Equity:
Preferred stock, $.10 par value; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, $.10 par value; 20,000,000 shares authorized;
9,074,031 shares issued; 8,176,731 and 8,582,831 shares outstanding
at September 30, 2008 and December 31, 2007, respectively	907,403	907,403
Additional paid-in capital	71,124,538	71,039,791
Retained earnings	22,888,714	22,522,223
Accumulated other comprehensive income (loss)	(46,911)	242,750
Unearned Employee Stock Ownership Plan shares	(669,836)	(645,318)
Treasury Stock, at cost; 897,300 and 491,200 shares at
September 30, 2008 and December 31, 2007, respectively	(9,578,276)	(5,385,446)
Total stockholders' equity	84,625,632	88,681,403
Total liabilities and stockholders' equity	$482,510,720	$413,251,826

See Accompanying Notes to Consolidated Financial Statements.

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$5,018,585	$4,550,662	$14,700,713	$13,094,127
Securities:
Taxable interest income	548,579	677,516	1,826,602	1,928,903
Non-taxable interest income	48,728	38,800	145,707	115,244
Federal Home Loan Bank dividends	-	39,119	-	129,158
Interest-earning deposits, federal funds sold, and other	160,558	342,313	611,894	1,424,102
Total interest and dividend income	5,776,450	5,648,410	17,284,916	16,691,534

Interest Expense:
Deposits	2,556,489	2,682,261	7,927,332	7,589,713
Federal Home Loan Bank advances	188,139	151,544	519,224	432,668
Securities sold under agreements to repurchase	104,151	177,088	310,863	601,541
Subordinated debentures	75,093	75,094	223,888	222,935
Total interest expense	2,923,872	3,085,987	8,981,307	8,846,857

Net interest income	2,852,578	2,562,423	8,303,609	7,844,677

Provision for loan losses	145,000	134,000	501,866	255,000

Net interest income after provision for loan losses	2,707,578	2,428,423	7,801,743	7,589,677

Noninterest income:
Service fees on deposit accounts	64,319	48,805	170,742	137,176
Other service charges and fees	55,456	35,108	130,050	104,578
Loan servicing fees	18,126	18,943	68,378	76,889
Gain on sale of loans	87,512	25,019	214,117	68,570
Gain on sale of assets	-	64,126	-	64,126
Other	2,802	3,496	10,060	6,645
Total noninterest income	228,215	195,497	593,347	457,984

Noninterest expense:
Compensation and employee benefits	901,479	700,980	2,529,982	2,115,082
Occupancy expense	286,214	239,316	769,753	651,252
Data processing services	114,294	100,628	338,873	310,438
Director fees	56,000	59,550	188,850	178,150
Professional fees	111,053	122,649	354,328	370,190
Amortization of core deposit intangible	85,000	117,000	317,000	430,999
Amortization of mortgage servicing rights	14,052	20,543	68,929	61,628
Other	354,941	334,252	986,738	943,166
Total noninterest expense	1,923,033	1,694,918	5,554,453	5,060,905

Income before income taxes	1,012,760	929,002	2,840,637	2,986,756

Income taxes	367,300	339,400	1,026,825	1,093,950
Net income	$645,460	$589,602	$1,813,812	$1,892,806

Basic and diluted income per share (see Note 6)	$0.08	$0.07	$0.22	$0.21
Dividends per share	$0.06	$0.06	$0.18	$0.18

See Accompanying Notes to Consolidated Financial Statements.

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$645,460	$589,602	$1,813,812	$1,892,806
Other comprehensive income:
Unrealized gains (losses) on securities
arising during the period, net of tax	(297,963)	271,007	(289,661)	135,309
Comprehensive income	$347,497	$860,609	$1,524,151	$2,028,115

See Accompanying Notes to Consolidated Financial Statements.

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,813,812	$1,892,806
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of:
Deferred loan origination (fees) costs, net	57,904	(53,496)
Premiums and discounts on securities	(146,824)	155,675
Core deposit intangible	317,000	430,999
Mortgage servicing rights	68,929	61,628
Amortization of fair value adjustments on:
Loans	(227,000)	(397,000)
Time deposits	15,000	2,500
Federal Home Loan Bank advances	16,000	93,999
Subordinated debentures	33,048	33,048
Investment securities	(86,200)	(177,424)
Provision for loan losses	501,866	255,000
Depreciation expense	385,467	326,101
ESOP expense	60,229	70,983
Gain on sale of loans	(214,117)	(68,570)
Gain on sale of property and equipment	-	(64,126)
Loss on sale of foreclosed real estate	15,000	-
Proceeds from sales of loans held for sale	13,747,635	3,389,952
Originations of loans held for sale	(14,142,918)	(4,315,256)
Change in assets and liabilities:
Increase in accrued interest receivable	(75,581)	(378,684)
Increase in mortgage servicing rights	(142,208)	(58,082)
Increase in other assets	(531,882)	(437,297)
Increase (decrease) in accrued interest payable	(294,549)	292,887
Increase (decrease) in other liabilities	258,885	(214,390)
Net cash flows from operating activities	1,429,496	841,253
Cash flows from investing activities:
Proceeds from maturity of interest-earning time deposits	17,619,286	-
Purchase of interest-earning time deposits	(12,852,194)	(49,994)
Available for sale securities:
Purchases	(119,740,000)	(15,811,337)
Proceeds from calls, maturities and paydowns	95,993,584	6,249,040
Loan originations, net of principal collected	(41,644,152)	(26,602,297)
Purchase of property and equipment	(3,385,359)	(1,380,013)
Proceeds from the sale of property and equipment	-	600,133
Proceeds from the sale of foreclosed real estate	285,000	-
Net cash flows from investing activities	$(63,723,835)	$(36,994,468)

(Continued)

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

(Continued)
	Nine Months Ended
	September 30,
	2008	2007

Cash flows from financing activities:
Net increase (decrease) in deposits	$40,930,937	$(14,377,724)
Net increase (decrease) in securities sold under agreements to repurchase	25,528,020	(13,722,334)
Proceeds from Federal Home Loan Bank advances	10,000,000	-
Repayment of Federal Home Loan Bank advances	(3,000,000)	-
Repurchase of Common Stock	(4,192,830)	(4,609,961)
Cash dividends	(1,447,321)	(1,588,238)
Net cash flows from financing activities	67,818,806	(34,298,257)
Net increase (decrease) in cash and cash equivalents	5,524,467	(70,451,472)
Cash and cash equivalents at beginning of period	37,084,575	92,664,953
Cash and cash equivalents at end of period	$42,609,042	$22,213,481

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,211,808	$8,472,799
Income taxes, net of refunds	940,071	1,593,542

See Accompanying Notes to Consolidated Financial Statements.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies:

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

Reclassifications have been made to certain balances, with no effect on net income or stockholders’ equity, as of and for the three and nine months ended September 30, 2007, to be consistent with the classifications adopted as of and for the three and nine months ended September 30, 2008.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(2)	Intangible Assets:

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	September 30,	December 31,
	2008	2007

Core deposit intangible	$2,391,000	$2,391,000
Accumulated amortization	(1,179,999)	(862,999)
Total	$1,211,001	$1,528,001

Amortization expense on core deposit intangible for the three and nine months ended September 30, 2008 was $85,000 and $317,000, respectively and $117,000 and $430,999 for the comparable periods in 2007.

Estimated amortization expense on core deposit intangible for the three months ending December 31, 2008 and each of the five succeeding fiscal years is as follows:

Core
Deposit
Intangible

Three months ending December 31, 2008	$85,000
Year ending December 31, 2009	297,000
Year ending December 31, 2010	224,000
Year ending December 31, 2011	196,000
Year ending December 31, 2012	196,000
Year ending December 31, 2013	196,000

(3)	Investment Securities:

The following table sets forth the composition of our available-for-sale securities portfolio at the dates indicated:

	September 30,		December 31,
	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment Securities:
Federal agency obligations	$65,213,270	$65,358,237	$40,466,021	$40,882,870
Corporate	3,093,888	2,734,665	3,594,044	3,491,186
State and municipal securities	3,934,462	3,972,983	3,132,417	3,143,041
Mortgage-backed securities	5,501,406	5,601,226	6,571,557	6,632,911
Total Investment Securites available for sale	$77,743,026	$77,667,111	$53,764,039	$54,150,008

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities (Continued):

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2008, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

Federal agency obligations	$36,426,405	$64,119	$-	$-	$36,426,405	$64,119
Corporate bonds	2,089,489	157,399	645,176	201,824	2,734,665	359,223
Mortgage-backed securities	7,879	389	-	-	7,879	389
	$38,523,773	$221,907	$645,176	$201,824	$39,168,949	$423,731

For all of the above securities, the unrealized losses are primarily due to changes in interest rates and, as such, are considered to be temporary by the Company.  The Company currently has sufficient liquidity and therefore has the intent and ability to continue to hold the securities.

(4)	Loans:

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At September 30,		At December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Real Estate Loans
One- to four-family residential loans(1)	$104,947,192	31.5%	$112,764,226	39.2%
Multi-family	17,638,793	5.3	13,930,737	4.8
Commercial	118,804,980	35.7	97,809,933	34.0
Construction and land	41,068,487	12.3	20,775,576	7.2
Total real estate loans	282,459,452	84.8	245,280,472	85.2

Commercial business	42,120,737	12.7	34,782,808	12.1

Consumer Loans	8,449,566	2.5	7,770,555	2.7

Total loans and loans held for sale	333,029,755	100.0%	287,833,835	100.0%
Less:
Undisbursed portion of construction loans	4,071,317		859,504
Deferred loan origination fees, net	99,059		156,940
Allowance for loan losses	2,319,151		1,897,945

Total loans and loans held for sale, net	$326,540,228		$284,919,446

(1) Includes loans held for sale of approximately $609,000 and $0 at September 30, 2008 and December 31, 2007, respectively.

  FIRST CLOVER LEAF FINANCIAL CORP.

  Notes to Consolidated Financial Statements

(5)	Asset Quality:

The following table sets forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	September 30,	December 31,
	2008	2007

Loans 90 days or more past due and still accruing	$767,709	$285,459
Nonaccrual loans	3,312,782	2,669,455
Other impaired loans	9,814,583	1,331,979
Total nonperforming and impaired loans	$13,895,074	$4,286,893

Allowance for losses on nonperforming and impaired loans	$379,180	$306,589

Asset Quality Ratios:

Non-performing assets and impaired loans to total assets	2.88%	1.04%
Non-performing and impaired loans to total loans	4.26	1.50
Allowance for loan losses to non-performing and impaired loans	16.69	44.29
Allowance for loan losses to total loans	0.71	0.67

Following is a summary of activity in the allowance for loan losses:

	Nine Months Ended
	September 30,
	2008	2007
Balance at beginning of period	$1,897,945	$1,710,247
Charge-offs	(96,177)	-
Recoveries	15,517	4,224
Provision charged to expense	501,866	255,000
Balance at end of period	$2,319,151	$1,969,471

  FIRST CLOVER LEAF FINANCIAL CORP.

  Notes to Consolidated Financial Statements

(6)	Earnings Per Share:

Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted income per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income available to common stockholders	$645,460	$589,602	$1,813,812	$1,892,806

Basic potential common shares:
Weighted average shares outstanding	8,176,731	8,832,363	8,229,111	8,992,590
Weighted average unallocated Employee Stock
Ownership Plan shares	(131,784)	(140,288)	(133,902)	(142,398)
Basic weighted average shares outstanding	8,044,947	8,692,075	8,095,209	8,850,192

Dilutive potential common shares	-	-	-	-

Dilutive weighted average shares outstanding	8,044,947	8,692,075	8,095,209	8,850,192

Basic and diluted income per share	$0.08	$0.07	$0.22	$0.21

(7)	Employee Stock Ownership Plan:

The Company has an employee stock ownership plan (ESOP) which covers substantially all employees who have attained the age of 21 and completed one year of service.  In connection with its initial stock offering in 2004, First Federal Financial Services, Inc. loaned funds to the ESOP for the purchase of its common stock at the initial public offering price.  The loan is being repaid with level annual payments of $70,318 over 20 years beginning December 31, 2004.  All shares are held in a suspense account for allocation among the participants as the loan is repaid.  Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the note.  Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation.  The purchase of shares by the ESOP was recorded by First Federal Financial Services, Inc. as unearned ESOP shares in a contra equity account.  As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $18,927 and $60,229 was incurred for the three and nine months ended September 30, 2008, respectively and $23,003 and $70,983 for the comparable periods in 2007.

  FIRST CLOVER LEAF FINANCIAL CORP.

  Notes to Consolidated Financial Statements

(7)	Employee Stock Ownership Plan (Continued):

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note.

The following table reflects the shares held by the plan at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Unallocated shares (fair value at September 30, 2008 and
December 31, 2007 of $1,102,289 and $1,380,999, respectively)	129,681	136,059
Allocated Shares	41,078	34,700
Total ESOP Shares	170,759	170,759

(8)	Recent Accounting Pronouncements:

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

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level during the period ended September 30, 2008 are summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Securities available-for-sale	$-	$77,667,111	$-	$77,667,111
Loans held-for-sale	$-	$609,400	$-	$609,400

  FIRST CLOVER LEAF FINANCIAL CORP.

  Notes to Consolidated Financial Statements

(9)	Fair Value Disclosures (Continued):

Assets and liabilities measured at fair value on a nonrecurring basis by fair value hierarchy level during the period ended September 30, 2008 are summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$13,895,074	$-	$13,895,074

Impaired loans that are collateral dependent have been written down to their fair value, less costs to sell, of $13.9 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value.  Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

(10)	Subsequent Events:

On April 30, 2008, the Company entered into a definitive merger agreement to acquire Partners Financial Holdings, Inc. (“Partners”), the holding company of Partners Bank, an Illinois-chartered bank headquartered in Glen Carbon, Illinois.

The merger has been approved by the Boards of Directors of Partners and First Clover Leaf.  The required regulatory approvals were obtained, and the shareholders of Partners Bank approved the merger on September 26, 2008.  The merger closed on October 10, 2008.  The combined institution is currently serving customers from the current locations of both banks under the name “First Clover Leaf Bank”.  The one facility operated by the former Partners Bank will close effective November 15, 2008.

The aggregate purchase price for the acquisition of Partners was approximately $20.7 million, comprised of shares of First Clover Leaf common stock and cash, plus approximately $1.5 million in cash payments for outstanding Partners options and warrants.  Under the terms of the merger agreement, each share of Partners common stock has been converted into either 5.7971 shares of First Clover Leaf stock or cash of $56. Shareholders of Partners elected to receive First Clover Leaf common stock, cash, or a combination of stock and cash, for their shares of Partners common stock, subject to possible re-allocation of their elections in order to ensure that the total mix of consideration in the transaction was 50% stock and 50% cash.

On October 28, 2008, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $.06 per share for the quarter ended September 30, 2008.  The dividend will be payable to stockholders of record as of November 14, 2008 and is expected to be paid on November 21, 2008.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  Management makes significant estimates and has identified the allowance for loan losses as a critical accounting policy.

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

Overview

Net income increased to $645,000 for the three months ended September 30, 2008 from $590,000 for the same period last year.  Net income decreased $79,000 to $1.8 million for the nine months ended September 30, 2008 from $1.9 million for the same period last year.  The decrease in year to date net income was due primarily to an increase in provision for loan losses of $247,000 for the nine months ended September 30, 2008.  Basic and diluted income per share was $.08 and $.07 for the three months ended September 30, 2008 and 2007, respectively and $.22 and $.21 for the nine months ended September 30, 2008 and 2007, respectively.

Financial Condition

Total Assets.  Total assets increased to $482.5 million at September 30, 2008 from $413.3 million at December 31, 2007.  Total cash and cash equivalents increased to $42.6 million at September 30, 2008 from $37.1 million at December 31, 2007.  The increase in cash and cash equivalents was due primarily to an increase in interest-earning deposits.  These represent deposits held at correspondent banks.  In contrast, the Bank’s interest-earning time deposits decreased to $5.3 million at September 30, 2008 from $10.0 million at December 31, 2007.  Securities available for sale increased to $77.7 million at September 30, 2008 from $54.2 million at December 31, 2007.  The increase was due primarily to purchases of $119.7 million partially offset by calls, maturities and pay-downs of $96.0 million.  Loans, net amounted to $325.9 million at September 30, 2008, compared to $284.9 million at December 31, 2007.  The increase was due primarily to $41.6 million in new loan originations net of principal collected.  Loans held for sale increased to $609,000 at September 30, 2008.  There were no loans held for sale at December 31, 2007.  Property and equipment, net increased to $10.4 million at September 30, 2008 from $7.4 million at December 31, 2007 primarily due to the construction of a new branch facility in Wood River, Illinois, and the current expansion project of the Bank’s main facility and operation center.

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Liabilities.  Deposits increased to $332.1 million at September 30, 2008 from $291.2 million at December 31, 2007.  Securities sold under agreements to repurchase increased to $41.4 million at September 30, 2008 from $15.9 million at December 31, 2007.  The change in the deposit accounts and securities sold under agreements to repurchase accounts were due primarily to fluctuations by one significant customer.  Federal Home Loan Bank advances at September 30, 2008 were $17.4 million compared to $10.4 million at December 31, 2007.  The increase was primarily due to the increase in loan fundings.  Other liabilities increased to $2.2 million at September 30, 2008 from $2.1 million at December 31, 2007.

Stockholders’ Equity.  Stockholders’ equity decreased to $84.6 million at September 30, 2008 from $88.7 million at December 31, 2007, principally as a result of the repurchase of $4.2 million of the Company’s common stock, and the payment of cash dividends of $1.5 million.  The decrease in equity was partially offset by $1.8 million in net income.

Asset Quality

At September 30, 2008, the Company’s nonaccrual loans increased $643,000 from December 31, 2007, while other impaired loans increased $8.5 million from December 31, 2007.  The increase in other impaired loans is due to the addition of three loans that had not previously been classified as impaired.  All three of these loans are real estate development loans.  Two of the loans are secured by developed lots, while the other one is secured by condos; furniture, fixtures, and equipment; and notes receivable.  Currently the collateral on each of the loans is sufficient to cover the outstanding loan balance.  Management performs periodic reviews of the collateral to ensure adequate debt coverage.

Under the Company’s internal review policy, loans classified as substandard totaled $5.8 million at September 30, 2008 and $4.7 million at December 31, 2007.  This increase is due primarily to the reclassification of one loan.  This loan is a real estate development loan secured by developed lots.  Currently the collateral on this loan is sufficient to cover the outstanding loan balance.

At September 30, 2008, the Company had no loans where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured which were not currently classified as nonaccrual, 90 days or more past due or restructured.

Results of Operations

General.  Net income increased by $55,000 to $645,000 for the three months ended September 30, 2008 from $590,000 for the same period last year.  Net income decreased by $79,000 to $1.8 million for the nine months ended September 30, 2008 from $1.9 million for the same period last year.  The decrease in net income was due primarily to an increase of $247,000 for the nine months ended September 30, 2008 in provision for loan losses due primarily to the continued growth of the loan portfolio.

Yields on all interest-earning assets have declined due to the 200 basis points of interest rate cuts from the first quarter of 2008 and the 25 basis point interest rate cut in April 2008.  These rate cuts were instituted by the Federal Reserve.  In October 2008, the Federal Reserve instituted another 50 basis point rate cut, which has yet to be reflected in our September 30, 2008 yields.  These rate cuts have resulted in declining yields in our loan portfolio where a significant number of our loans are floating rate loans that reprice immediately.  The rate cuts have also impacted our interest earning balances from depository institutions as those rates are also floating rates versus fixed rates.  The declining rate environment has resulted in a significant number of the bonds in our

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

security portfolio being called and therefore replaced with lower yielding bonds.  We continue to attempt to absorb the effects of the interest rate cuts through lowering the rates we pay on deposits.  However, our ability to lower rates paid on deposits is limited due to the already low deposit rates, and competitive environment.  In addition, a significant number of our interest bearing deposits are time deposits, which are fixed rate contracts until maturity that do not allow for immediate repricing as rates fluctuate.  Overall, further downward pressure on interest rates is unlikely to benefit our net interest margin.

Net interest income.  Net interest income before provision for loan losses increased to $2.9 million for the three months ended September 30, 2008 from $2.6 million for the comparable period in 2007.  Net interest income before provision for loan losses increased to $8.3 million from $7.8 million for the nine months ended September 30, 2008 and 2007, respectively.  Net average interest-earning assets were $76.3 million for the nine months ended September 30, 2008, compared to $83.3 million for the same period in 2007. The ratio of interest-earning assets to interest-bearing liabilities decreased to 123.63% for the nine months ended September 30, 2008 from 131.14% for the same period in 2007.  For the nine months ended September 30, 2008, the average rate on interest-earning assets decreased by 56 basis points from 6.34% to 5.78%, and the average rate on interest-bearing liabilities decreased by 69 basis points from 4.41% to 3.72%.

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

	Three Months Ended September 30,			Three Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2008			2007			2008			2007
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets:
Loans, gross	$327,564	$5,019	6.10%	$265,552	$4,551	6.80%	$313,564	$14,701	6.26%	$255,788	$13,094	6.83%
Securities	53,182	597	4.47	54,900	716	5.17	53,542	1,972	4.92	52,647	2,045	5.18
Federal Home Loan Bank stock	5,604	-	-	5,598	39	2.76	5,604	-	-	5,598	129	3.07
Interest-earning balances from depository institutions	26,920	161	2.38	26,302	342	5.16	26,501	612	3.08	36,796	1,424	5.16
Total interest-earning assets	413,270	5,777	5.56	352,352	5,648	6.36	399,211	17,285	5.78	350,829	16,692	6.34
Non-interest-earning assets	30,725			26,639			28,529			25,878
Total assets	$443,995			$378,991			$427,740			$376,707

Interest-bearing liabilities:
Interest-bearing transaction	$111,237	728	2.60	$53,466	503	3.73	$93,221	1,931	2.77	$55,130	1,557	3.77
Savings deposits	18,029	102	2.25	19,950	135	2.68	18,347	317	2.31	21,357	410	2.56
Time deposits	157,131	1,727	4.37	164,969	2,044	4.92	163,204	5,679	4.65	156,194	5,623	4.80
Securities sold under agreements to repurchase	31,142	104	1.33	19,246	177	3.65	27,700	311	1.50	20,659	601	3.88
Federal Home Loan Bank advances	17,447	188	4.29	10,218	152	5.90	16,567	519	4.18	10,375	433	5.56
Subordinated debentures	3,869	75	7.71	4,016	75	7.41	3,857	224	7.76	3,813	223	7.80
Total interest-bearing liabilities	338,855	2,924	3.43	271,865	3,086	4.50	322,896	8,981	3.72	267,528	8,847	4.41
Non-interest-bearing liabilities	20,002			15,960			19,275			16,392
Total liabilities	358,857			287,825			342,171			283,920
Stockholders’ equity	85,138			91,166			85,569			92,787
Total liabilities and stockholders’ equity	$443,995			$378,991			$427,740			$376,707

Net interest income		$2,853			$2,562			$8,304			$7,845
Net interest rate spread (1)			2.13%			1.86%			2.06%			1.93%
Net interest-earning assets (2)	$74,415			$80,487			$76,315			$83,301
Net interest margin (3)			2.75%			2.88%			2.78%			2.98%
Ratio of interest-earning assets to interest-bearing liabilities			121.96%			129.61%			123.63%			131.14%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes loan fees collected in the amount of $28,066 and $31,062 for the three months ended September 30, 2008 and 2007, respectively and $143,561 and $112,946 for the nine months ended September 30, 2008 and 2007, respectively.

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest income.  Interest and fee income on loans increased to $5.0 million for the three months ended September 30, 2008 from $4.6 million for the comparable period in 2007.  Interest income on loans increased primarily as a result of a higher average balance offset by a lower yield.  Interest and fee income on loans increased $1.6 million to $14.7 million for the nine months ended September 30, 2008 from $13.1 million for the comparable period in 2007.  Interest income on loans increased primarily as a result of a higher average balance offset by a lower yield.  The average balance of loans was $313.6 million and $255.8 million for the nine months ended September 30, 2008 and 2007, respectively. The average yield on loans decreased to 6.26% for the nine months ended September 30, 2008 from 6.83% for the comparable period in 2007.

Interest income on securities decreased to $597,000 for the three months ended September 30, 2008 from $716,000 for the comparable period in 2007.  The decrease was due primarily to a decline in yield.  The average yield on securities decreased to 4.47% from 5.17% for the three months ended September 30, 2008 and 2007, respectively.  Interest income on securities decreased by $72,000 for the nine months ended September 30, 2008.  The decrease was due to a decline in yield.  The average yield on securities decreased to 4.92% from 5.18% for the nine months ended September 30, 2008 and 2007, respectively.

Due to substantial rate cuts in the federal funds rate, the Company has had a significant number of higher yielding bonds called.  The Company must maintain an investment portfolio that meets its pledging and collateral needs. Therefore, the called bonds were replaced with current market yielding securities which had lower yields than the securities called.

Interest income on other interest-earning deposits decreased to $161,000 for the three months ended September 30, 2008 from $342,000 for the comparable period in 2007.  The average balance of other interest-earning deposits increased to $26.9 million from $26.3 million for the three months ended September 30, 2008 and 2007, respectively, however, the average yield on other interest-earning deposits decreased to 2.38% from 5.16% for the three months ended September 30, 2008 and 2007, respectively.  Interest income on other interest-earning deposits decreased to $612,000 for the nine months ended September 30, 2008 from $1.4 million for the same comparable period in 2007.  The average balance of other interest-earning deposits was $26.5 million and $36.8 million for the nine months ended September 30, 2008 and 2007, respectively.  The average yield on other interest-earning deposits decreased to 3.08% for the nine months ended September 30, 2008 compared to 5.16% for the nine months ended September 30, 2007.

Interest expense.  Interest expense on deposits decreased to $2.6 million for the three months ended September 30, 2008 from $2.7 million for the comparable period in 2007.  The decrease was due primarily to a decline in yield offset by an increase in average interest-bearing deposits.  The average balance of interest-bearing deposits was $286.4 million and $238.4 million for the three months ended September 30, 2008 and 2007, respectively.  Interest expense on deposits increased by $338,000 to $7.9 million for the nine months ended September 30, 2008 from $7.6 million for the comparable period in 2007.  This increase was due primarily to an increase in average-interest bearing deposits offset by a lower yield. The average balance of interest-bearing deposits was $274.8 million and $232.7 million for the nine months ended September 30, 2008 and 2007, respectively.

Interest expense on securities sold under agreements to repurchase decreased to $104,000 for the three months ended September 30, 2008 from $177,000 for the three months ended September 30, 2007.  Although the average balance of securities increased to $31.1 million from $19.2 million for the three months ended September 30, 2008 and 2007, respectively, the yield decreased to 1.33% for the three months ended September 30, 2008 from 3.65% for the comparable period in 2007.  Interest expense on securities sold under agreements to repurchase decreased by $290,000 to $311,000 for the nine months ended September 30, 2008 from $601,000 for the comparable period in 2007 despite a higher average balance.  The interest rate for

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

securities sold under agreements to repurchase is tied to the three-month treasury bill index and declined to 1.50% for the nine months ended September 30, 2008 compared to 3.88% for the nine months ended September 30, 2007.

Provision for loan losses.  Provision for loan losses was $145,000 and $134,000 for the three months ended September 30, 2008 and 2007, respectively.  Provision for loan losses was $502,000 and $255,000 for the nine months ended September 30, 2008 and 2007, respectively.  Provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Company’s provision for loan losses.  The increase for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to the overall increase in the loan portfolio, an increase in the nonperforming and impaired loans, as well as the change in the composition of the portfolio that now includes a larger share of commercial business, construction and land, and commercial real estate loans.  The Company is subject to periodic examination by the Office of Thrift Supervision, which may require the Company to record increases in the allowance based on its evaluation of available information.  There can be no assurance that the Office of Thrift Supervision will not require further increases to the allowance.

Noninterest income.  Noninterest income increased to $228,000 for the three months ended September 30, 2008 from $195,000 for the comparable period in 2007.  Noninterest income increased to $593,000 for the nine months ended September 30, 2008 from $458,000 for the comparable period in 2007.  The increase was due primarily to (i) gains on the sale of loans that we sold but for which we retained the servicing rights and (ii) service charge income on deposit accounts.  The volume of loans sold compared to the prior periods increased due to the Bank’s strategy to control potential interest rate risk on long term assets.  There was no gain on the sale of assets for the three and nine months ended September 30, 2008 compared to $64,000 for the same periods in 2007.

Noninterest expense.  Noninterest expense totaled $1.9 million for the three months ended September 30, 2008 and $1.7 million for the same period in 2007.  Noninterest expense increased to $5.6 million for the nine months ended September 30, 2008 from $5.1 million for the comparable period in 2007.  Compensation and employee benefits, the largest component of noninterest expense, increased to $901,000 for the three months ended September 30, 2008 from $701,000 for the comparable period in 2007 and increased by $415,000 to $2.5 million for the nine months ended September 30, 2008 from $2.1 million for the comparable period in 2007.  Compensation and employee benefits increased primarily from a higher number of personnel.  The number of full-time equivalent employees increased to 69 at September 30, 2008 from 53 at September 30, 2007.  Of the 16 additional full-time equivalent employees, seven were related to the new Wood River branch.  The remaining nine new full-time equivalent employees relate primarily to the growth of the Company.

Occupancy expense rose to $286,000 for the three months ended September 30, 2008 compared to $239,000 for the comparable period in 2007.  Occupancy expense increased by $119,000 to $770,000 for the nine months ended September 30, 2008 from $651,000 for the comparable period in 2007.  Occupancy expense increased primarily due to depreciation on the renovation of one of our branch offices that was completed in June 2007 and expenses related to a new branch office that opened during the second quarter of 2008.

Income taxes.  Income taxes increased to $367,000 for the three months ended September 30, 2008 from $339,000 for the comparable period in 2007.  Income taxes decreased to $1.0 million for the nine months ended September 30, 2008 from $1.1 million for the comparable period in 2007.  The primary reason for the change in income taxes was the level of pre-tax income.

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
We maintain liquid assets at levels considered adequate to meet liquidity needs.  We adjust our liquidity levels to fund deposit outflows, repay our borrowings and fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2008 and December 31, 2007, $42.6 million and $37.1 million, respectively, were invested in cash and cash equivalents.  The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended September 30, 2008 and 2007, our loan originations, net of collected principal, totaled $41.6 million and $26.6 million, respectively.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $96.0 million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively.  We purchased $119.7 million and $15.8 million in available-for-sale investment securities during the nine months ended September 30, 2008 and 2007, respectively.  We received proceeds of $17.6 million from the maturities of interest-earning time deposits during the nine months ended September 30, 2008.  There were no proceeds from the maturities of interest-earning time deposits for the comparable period in 2007.  We purchased $12.9 million and $50,000 of interest-earning time deposits for the nine months ended September 30, 2008 and 2007, respectively.

Purchases of premises and equipment, primarily related to the construction of a new branch facility in Wood River, Illinois and the current expansion project of the Bank’s main facility and operation center were $3.4 million during the nine months ended September 30, 2008.  Purchases of premises and equipment were $1.4 million for the comparable period in 2007.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Net deposits increased by $40.9 million for the nine months ended September 30, 2008.  During the comparable period in 2007 the net decrease in deposits was $14.4 million.  Securities sold under agreements to repurchase had a net increase of $25.5 million and a net decrease of $13.7 million for the nine months ended September 30, 2008 and 2007, respectively.  Proceeds from Federal Home Loan Bank advances of $10.0 million for the nine months ended September 30, 2008 were offset by $3.0 million for the repayment of such advances.  There were no advances or repayments of advances to Federal Home Loan Bank for the comparable period in 2007.  Repurchases of the Company’s common stock were $4.2 million and $4.6 million for the nine months ended September 30, 2008 and 2007, respectively.

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At September 30, 2008, we had $17.4 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $40.9 million.

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at September 30, 2008.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at September 30, 2008 were as follows:

			Minimum Required
			for Capital			to be "Well
	Actual		Adequacy			Capitalized"
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$79,875
Goodwill and core deposit intangible	(10,614)
Disallowed servicing assets	(478)
Unrealized gain on securities AFS, net	7
Tangible capital to adjusted total assets	$68,790	14.7%		$7,015	1.5%	N/A	-
General valuation allowance	2,319
Deduction for low-level recourse	(1,433)
Total capital to risk-weighted assets	$69,676	20.4%		$27,396	8.0%	$34,246	10.0%

Tier 1 capital to risk-weighted assets	$68,790	20.1%	$	N/A	-	$20,547	6.0%

Tier 1 capital to total assets	$68,790	14.7%		$18,707	4.0%	$23,384	5.0%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at September 30, 2008 follows:

				Range of
	Variable	Fixed		Rates on
	Rate	Rate	Total	Fixed Rate
	Commitments	Commitments	Commitments	Commitments
	($ in thousands)

Commitments to extend credit	$34,179	$15,545	$49,724	3.75%-18.00%
Standby letters of credit	$241	$3,406	$3,647	5.00%-9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance program are sold with recourse.  The Bank has an agreement to sell residential loans up to $70.0 million to the FHLB of Chicago.  Approximately $64.4 million has been sold through September 30, 2008.  Under the agreement, the Bank has a maximum credit enhancement of $1.4 million at September 30, 2008.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.

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

  FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

The tables below set forth, as of June 30, 2008 and December 31, 2007, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

June 30, 2008
	NPV				Net Portfolio Value as a Percentage of Present Value of Assets
Change in Interest Rates	Estimated	Estimated Increase (Decrease) in NPV				Change in
(basis points)	NPV	Amount	Percent		NPV Ratio	(basis points)
	(Dollars in thousands)

+300	$66,589	$(12,650)	(16	) %	16.48%	(225)
+200	71,862	(7,377)	(9)		17.47	(126)
+100	75,388	(3,851)	(5)		18.08	(65)
+50	77,626	(1,612)	(2)		18.47	(26)
—	79,239	—	—		18.73	—
-50	80,947	1,708	2		19.01	28
-100	82,328	3,090	4		19.22	49

December 31, 2007
	NPV				Net Portfolio Value as a Percentage of Present Value of Assets
Change in Interest Rates	Estimated	Estimated Increase (Decrease) in NPV				Change in
(basis points)	NPV	Amount	Percent		NPV Ratio	(basis points)
	(Dollars in thousands)

+300	$66,381	$(9,274)	(12	) %	17.12%	(161)
+200	69,205	(6,450)	(9)		17.62	(111)
+100	72,960	(2,695)	(4)		18.30	(44)
—	75,655	—	—		18.73	—
-100	76,221	566	1		18.73	—
-200	75,884	229	—		18.54	(19)

The 2008 table above indicates that at June 30, 2008, in the event of a 100 basis point decrease in interest rates, we would experience a 4% increase in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 16% decrease in net portfolio value.  Management does not believe that the Company’s primary market risk exposures and how those exposures were managed during the three months ended September 30, 2008 have changed significantly when compared to the immediately preceding quarter ended June 30, 2008.  However, the Company’s primary market risk exposure has not yet been quantified at September 30, 2008 as the Office of Thrift Supervision Net Portfolio Value Model is not yet available and the complexity of the model makes it difficult to accurately predict results.

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

Item 1A – Risk Factors.

The risks set forth below, in addition to the other risks described in this quarterly report, represent material changes from those risk factors previously disclosed in the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008, and may adversely affect our business, financial condition and operating results.  In addition to the risks set forth below and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results.  As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level.  The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points.  The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

FIRST CLOVER LEAF FINANCIAL CORP.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.
(b)	Not applicable.
(c)	There were no purchases made by or on behalf of the Company of shares of its common stock during the quarter ended September 30, 2008.

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

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: November 10, 2008	BY:	/s/ Dennis M. Terry
Dennis M. Terry, President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald, Senior Vice-President and Chief Financial Officer