Form 10-K
period 2008-12-31
First Clover Leaf Financial Corp.
filed 2009-03-16
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(618) 656-6122
(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, par value $0.10 per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐   NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.

(1)  YES ☒   NO ☐

(2)  YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of June 30, 2008 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2008 ($8.75 per share) was $59.5 million.

As of March 12, 2009, there were approximately 8,640,700 shares issued and outstanding of the Registrant’s Common Stock, par value $.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2009 Annual Meeting of Stockholders (Parts II and III).
2.	Annual Report to Shareholders for the year ended December 31, 2008 (Part II).

PART I

ITEM 1.                BUSINESS

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

On October 10, 2008, we completed our acquisition of Partners Financial Holdings Inc. (“Partners”), the holding company of Partners Bank (“Partners Bank”), an Illinois state bank located in Glen Carbon, Illinois. In the acquisition, Partners was merged with and into First Clover Leaf with First Clover Leaf being the surviving corporation in the merger, and Partners Bank was merged with and into First Clover Leaf Bank, with First Clover Leaf Bank as the surviving institution.  Each share of Partners common stock was converted into the right to receive either 5.7971 shares of First Clover Leaf common stock or $56 in cash.  The total mix of consideration in the transaction was 50% stock and 50% cash, or up to 1,068,092 First Clover Leaf common shares and approximately $10.4 million in cash, with cash issued for fractional shares of First Clover Leaf common stock at a rate of $9.66 per share.  In addition, First Clover Leaf paid approximately $1.6 million in cash for outstanding Partners options and warrants.

Our principal asset is our ownership of 100% of the outstanding common stock of First Clover Leaf Bank, a federal savings bank.

At December 31, 2008, we had total consolidated assets of $653.3 million, total loans of $430.7 million, total deposits of $447.3 million and stockholders’ equity of $93.7 million.  Our consolidated net income for the year ended December 31, 2008 was $2.7 million.

Our headquarters are located at 6814 Goshen Road, Edwardsville, Illinois 62025, and our telephone number is (618) 656-6122.

Our website address is www.firstcloverleafbank.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K. Our website contains a direct link to our filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Copies may also be obtained, without charge, by written request to Shareholder Relations, 6814 Goshen Road, Edwardsville, Illinois 62025.

First Clover Leaf Bank

General

We conduct our business through our four branch offices located in Edwardsville and Wood River, Illinois. Our principal business consists of attracting retail deposits from the general public in the areas surrounding our office locations and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, multifamily mortgage loans, construction and land loans, commercial business loans and consumer loans, and in investment securities.  Our revenues are derived principally from interest on loans and securities.  Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Competition

We face intense competition within our market area both in making loans and attracting deposits.  The City of Edwardsville and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions.  We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.  Some of our competitors offer products and services that we currently do not offer, such as trust services.  Based on Federal Deposit Insurance Corporation data as of June 30, 2008 (the latest date for which information is available), including the deposits held at Partners Bank on such date, our market share of deposits was 10.3% of all deposits in Madison County.  Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

We operate in a primarily suburban market area that has a stable population and household base.  According to the 2005 U.S. Census Report, from 2001 until 2005 the population of Madison County increased by approximately 3.6% to 268,191 while the population of the City of Edwardsville increased 5.0% to 22,571. During the same period, the number of households in Madison County and in the City of Edwardsville increased 5.0% and 6.6%, respectively.  In 2005, per capita income for Madison County and the City of Edwardsville was $23,851 and $28,974, respectively.  This compares to per capita income for the State of Illinois and the United States of $27,097 and $26,228, respectively.  Per the latest information available for 2007, the median household income for Madison County was $52,073.  This compares to a median household income of $54,141 and $50,740 for the state of Illinois and the United States, respectively.

Our primary lending area is concentrated in Madison County and the southern portion of Macoupin County, Illinois.  The City of Edwardsville is the County Seat of Madison County and is considered a “bedroom community” for St. Louis, Missouri, which is approximately 20 miles southwest of Edwardsville.  The economy of our market area is characterized by a large number of small retail establishments and small industry.  Additionally, major employers in our immediate market area include Southern Illinois University-Edwardsville, ConocoPhillips, the local school district and the Madison County government.  Our customer base is comprised primarily of middle-income families.  We believe that our local market has not experienced as severe of a downturn as certain other areas of the country, such as coastal states.  While, in general, property values in our market area have fallen, homes continue to sell, but, in many cases, at a slower pace.  As indicated above, the local area is not heavily reliant on any one industry.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property.  Through our acquisition of Clover Leaf Bank in 2006, we have increased our emphasis on the origination of commercial real estate loans, commercial business loans, construction and land loans, as well as home equity loans.  Our emphasis did not change with the acquisition of Partners Bank, as their lending activities and products were very similar to that of First Clover Leaf Bank.

One- to four-family residential real estate mortgage loans represented $110.9 million, or 25.3%, of our loan portfolio at December 31, 2008, and commercial real estate loans represented $168.4 million, or 38.4% of our loan portfolio at December 31, 2008.  Multi-family loans represented $18.2 million, or 4.2% of our loan portfolio at December 31, 2008.  We also offer construction and land loans secured by single-family properties and residential subdivisions.  Construction and land loans represented $52.3 million, or 11.9%, of our loan portfolio at December 31, 2008. We offer commercial business loans, and these loans represented $78.2 million, or 17.8% of our loan portfolio, at December 31, 2008. We originate consumer loans that are not secured by real estate, including automobile loans as well as home equity loans, which totaled $10.3 million, or 2.4% of our loan portfolio at December 31, 2008.

Primarily as a result of our acquisition of Clover Leaf Bank, and in an effort to increase our interest income and to reduce the risk to our net income from changes in market interest rates, we have begun to emphasize the origination of commercial real estate and commercial business loans.  Compared to our residential mortgage loans, which are typically originated at fixed rates of interest, commercial real estate and commercial business loans generally have higher interest rates and are more sensitive to changes in market interest rates because they have adjustable interest rates and shorter terms to maturity.  Our acquisition of Partners Bank further increased our commercial real estate and commercial business loans, as those types of loans represented the primary lending focus of Partners Bank.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real Estate Loans:
One- to four-family residential loans(1)	$110,925	25.3%	$112,764	39.2%	$120,355	48.5%	$97,594	83.0%	$92,585	81.0%
Multi-family	18,150	4.2	13,931	4.8	8,895	3.6	5,390	4.6	5,689	5.0
Commercial	168,432	38.4	97,810	34.0	68,577	27.7	11,074	9.4	7,755	6.8
Construction and land	52,338	11.9	20,776	7.2	17,181	6.9	2,317	1.9	7,412	6.5
Total real estate loans	349,845	79.8	245,281	85.2	215,008	86.7	116,375	98.9	113,441	99.3

Commercial business	78,160	17.8	34,783	12.1	25,907	10.4	―	―	―	―

Consumer Loans:
Automobile	1,318	0.3	1,355	0.5	2,028	0.8	1,081	0.9	674	0.5
Home equity	7,145	1.7	5,119	1.8	3,364	1.4	―	―	―	―
Other	1,807	0.4	1,296	0.5	1,733	0.7	176	0.2	181	0.2
Total consumer loans	10,270	2.4	7,770	2.7	7,125	2.9	1,257	1.1	855	0.7

Total loans	438,275	100.0%	287,834	100.0%	248,040	100.0%	117,632	100.0%	114,296	100.0%
Less:
Undisbursed portion of construction loans	3,402		860		1,257		1,422		1,546
Deferred loan origination fees, net	59		157		48		137		161
Allowance for loan losses	3,895		1,898		1,710		428		428

Total loans, net	$430,919		$284,919		$245,025		$115,645		$112,161
______________________
(1) At December 31, 2008 and December 31, 2006 there was $240,000 and $1.0 million, respectively, in loans held for sale.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2008.

	One- to Four-Family		Multi-Family		Commercial Real Estate		Construction and Land(2)
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2009 (1)	$1,932	5.54%	$9,250	6.17%	$42,016	6.00%	$35,396	4.50%
2010 to 2013	30,321	5.23	8,145	6.16	102,514	6.22	16,057	5.95
2014 and beyond	78,672	5.68	755	5.85	23,902	6.05	885	6.52

Total	$110,925	5.56%	$18,150	6.15%	$168,432	6.14%	$52,338	4.98%

	Commercial Business		Consumer Loans		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2009 (1)	$46,342	5.06%	$1,850	6.30%	$136,786	5.30%
2010 to 2013	27,941	6.15	4,196	6.91	189,174	6.04
2014 and beyond	3,877	6.47	4,224	6.63	112,315	5.83

Total	$78,160	5.52%	$10,270	6.68%	$438,275	5.76%
______________________
(1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.
(2) Includes land acquisition loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In thousands)

One- to four-family residential loans	$93,462	$15,531	$108,993
Multi-family	8,246	654	8,900
Commercial real estate	106,564	19,852	126,416
Construction and land	15,726	1,216	16,942
Total real estate loans	223,998	37,253	261,251

Commercial business	23,278	8,540	31,818
Consumer loans	7,561	859	8,420

Total loans	$254,837	$46,652	$301,489

One- to Four-Family Residential Real Estate Loans.  Historically, we have emphasized the origination of one- to four-family residential loans, virtually all of which are collateralized by properties located in our market area.  As of December 31, 2008, these loans totaled $110.9 million, or 25.3% of our total loan portfolio.  Virtually all of our residential real estate loans have fixed rates of interest primarily because our customers prefer fixed-rate mortgage loans in the relatively low interest rate environment that currently exists.  We generally sell most of the conforming loans that we originate, but we generally retain the servicing rights on these loans.  We intend to sell a greater percentage of our residential real estate loan originations on a servicing-retained basis.  At December 31, 2008, we were servicing $62.0 million in loans for others.  For 2008, we originated $15.4 million and sold $15.2 million in single family residential mortgage loans to the Federal Home Loan Bank as a conduit for Fannie Mae.

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

As a result of our conservative underwriting standards, we do not have any loans in our loan portfolio that are considered sub-prime or Alt-A.

Commercial Real Estate Loans.  Since our 2006 acquisition of Clover Leaf Bank, we have increased our emphasis on commercial real estate lending.  Loans secured by commercial real estate totaled $168.4 million, or 38.4% of our total loan portfolio as of December 31, 2008. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties, and more specialized properties such as churches.  We originate commercial real estate loans with a typical term of five years with balloon payments. These loans generally amortize over 15 to 20 years.  We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate.  Our largest commercial real estate loan at December 31, 2008 had a principal balance of $3.0 million and was collateralized primarily by a new car dealership.  This loan was performing in accordance with its repayment terms as of December 31, 2008.  Our commercial real estate loan portfolio also increased in 2008 due to the acquisition of Partners Bank.  These loans were the primary lending focus of Partners Bank.

Commercial real estate loans generally have higher interest rates than the interest rates on residential mortgage loans, and are more sensitive to changes in market interest rates because they often have adjustable interest rates and shorter terms.  Commercial real estate loans have significant additional risk compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the repayment of commercial real estate loans typically depends on the successful operation of the related real estate project, and thus may be subject to a greater extent than residential mortgage loans to adverse conditions in the real estate market or in the economy generally.  At year end, we had not seen any significant deterioration in the quality of the commercial real estate portfolio.

In our underwriting of commercial real estate loans, we may lend up to 80% of the property’s appraised value in the case of loans secured by multi-family real estate, and up to 75% of the property’s appraised value on loans secured by other commercial properties. We require independent appraisals for all commercial real estate loans in excess of $250,000.  For loans that do not exceed this amount, we require that one of our officers prepare a memorandum of value detailing comparable values based upon tax bills, prior appraisals, and income information on revenue-producing property.  Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower.  Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt service.  In evaluating whether to make a commercial real estate loan, we place primary emphasis on the ratio of net cash flow to debt service on the property, and we generally require a ratio of cash flow to debt service of at least 120%, computed after deduction for a vacancy factor and property expenses we deem appropriate.

We require title insurance on all of our commercial real estate loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained.  In addition, we generally require that the borrower personally guarantee the repayment of the loan.

Construction and Land Loans.  We originate two types of residential construction loans:  (i) construction/speculative loans, and (ii) construction/permanent loans.  As of December 31, 2008, construction and land loans totaled $52.3 million, or 11.9%, of our total loan portfolio.

Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either First Clover Leaf Bank or another lender.  The homebuyer may enter into a purchase contract either during or after the construction period.  These loans have the risk that the builder will have to make interest and principal payments on the loan, and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction.  Funds are disbursed in phases as construction is completed.  All construction/speculative loans require that the builder-borrower personally guarantee the full repayment of the principal and interest on the loan and make interest payments during the construction phase.  These loans are generally originated for a term of 12 months, with interest rates that are tied to the prime lending rate.  First Clover Leaf Bank recognizes the relative increased risk element for these types of loans, particularly in the current real estate market, and therefore generally observes a loan-to-value ratio of no more than 75% of the lower of cost or the estimated value of the completed property.  In addition, we generally limit our construction/speculative loans to one property per borrower at any given time, and the largest number of construction/speculative loans we have originated to a single borrower at any given time was for four properties.  At December 31, 2008, the largest outstanding concentration of credit to one builder consisted of a residential subdivision development loan with an aggregate balance of $4.2 million, which was performing in accordance with its repayment terms at that date.

Construction/permanent loans are made to either a homebuilder or a homeowner who, at the time of construction, has a signed contract together with a commitment for permanent financing from First Clover Leaf Bank or another lender for the finished home.  The construction phase of a loan generally lasts up to six months, and the interest rate charged generally corresponds to the rate of the committed permanent loan, with loan-to-value ratios of up to 80% (or up to 100% if the borrower obtains private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less.  Following the initial six-month period, construction/permanent loans convert to permanent loans, regardless of whether the construction phase has been completed.  At December 31, 2008 the largest single outstanding construction loan of this type had an outstanding balance of approximately $600,000.  At December 31, 2008, the loan was performing in accordance with its repayment terms.

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

Multi-Family Real Estate Loans.  Loans secured by multi-family real estate totaled $18.2 million, or 4.2%, of our total loan portfolio at December 31, 2008.  Multi-family real estate loans generally are secured by apartment buildings and rental properties. All of our multi-family real estate loans are secured by properties located within our lending area.  At December 31, 2008, our largest multi-family real estate loan had a principal balance of $2.9 million and was secured by an apartment building.  As of December 31, 2008, only one loan secured by multi-family real estate of approximately $375,000 was a non-accrual loan and considered non-performing.  Multi-family real estate loans generally are offered with adjustable interest rates that adjust after one, three or five years.  The interest rate adjustments are tied to either a Treasury Bill Index tied to the adjustment period, or to a Cost of Funds Index. Multi-family real estate loans generally are originated for terms of up to 15 years, but in some cases, we will make multi-family real estate loans with terms of up to 30 years.

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

Consumer Loans.  Our consumer loans consist primarily of automobile loans, home equity lines of credit and overdraft loans, loans secured by deposits and securities, and unsecured personal loans.  As of December 31, 2008, consumer loans totaled $10.3 million, or 2.4%, of our total loan portfolio.

Automobile loans are generally offered with maturities of up to 60 months for new automobiles, while loans secured by used automobiles have maximum terms that vary depending on the age of the automobile.  We require all borrowers to maintain collision insurance on automobiles securing loans in excess of $1,000, with First Clover Leaf Bank listed as loss payee.  In those instances where the borrower fails to maintain adequate insurance coverage, we are further protected against loss through a third-party policy insurance coverage.  Our automobile loan portfolio totaled $1.3 million or 0.3%, of total loans at December 31, 2008.

At December 31, 2008, home equity lines of credit totaled $7.1 million or 1.7%, of total loans.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residential properties.  We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 100% (including senior liens on the subject property).  We currently offer these loans for terms of up to five years and with adjustable rates that are tied to the prime lending rate.  Clover Leaf Bank previously offered these products with a maximum loan to appraised value of 85% with terms of up to 10 years, and we still retain some of these longer-term loans.  Given the current real estate market nationwide, we are cognizant of the risk inherent in lending on 100% of the value of a home.  To date, we are seeing no stress in our home equity portfolio or signs of significant default risks.  We do review reports periodically of the higher advanced credit lines and look at payment patterns and advance patterns in an effort to detect potential problems.

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

Our procedures for underwriting consumer loans include an assessment of the borrower’s credit history and ability to meet other existing debt obligations, as well as payments of principal and interest on the proposed loans.  The stability of the borrower’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  Although the borrower’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.  We require independent appraisals for all consumer loans in excess of $50,000.  For loans that do not exceed this amount, we require that an officer prepare a memorandum of value detailing comparable values based upon tax bills for real estate loans and National Automobile Dealers Association values for automobile loans.

Commercial Business Loans.  We currently offer commercial business loans to existing and new customers in our market area. Some of these loans are secured in part by additional real estate collateral.  We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes.  The terms of these loans are generally for less than five years.  Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually.  The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate.  At December 31, 2008, we had commercial business loans outstanding with an aggregate balance of $78.2 million, or 17.8%, of the total loan portfolio.  As of December 31, 2008, our largest commercial business loan relationship consisted of a $10.0 million line of credit with an outstanding balance of $5.0 million, and a term loan of $9.3 million, which were secured primarily by accounts receivable and corporate assets, and was performing in accordance with its terms.  At December 31, 2008, $5.7 million of this relationship was participated to another bank.

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

Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand.  Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period.  One- to four-family residential mortgage loans are generally underwritten to conform to Fannie Mae and Freddie Mac seller/servicer guidelines, and are currently originated on a fixed interest rate basis only.  We generally sell most of our conforming loans but retain the servicing rights on loans that we originate, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary.  We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $62.0 million of loans for others.  For 2008, we originated $15.4 million and sold $15.2 million in single family residential mortgage loans to the Federal Home Loan Bank as a conduit for Fannie Mae.

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

Loans to One Borrower.  At December 31, 2008, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $8.4 million.  At that date, the largest lending relationship with First Clover Leaf Bank totaled $14.3 million and consisted of two loans secured primarily by accounts receivable and corporate assets.  First Clover Leaf Bank also has an agreement in place with another financial institution to participate in this loan and had participated $5.7 million to this financial institution at year end.  First Clover Leaf Bank’s remaining outstanding balance on this loan was $8.6 million.  This was over the legal lending limit of First Clover Leaf Bank at December 31, 2008; however, First Clover Leaf Bank’s legal lending limit declined in October, primarily due to a $28.0 million dividend paid to the holding company from First Clover Leaf Bank.  At the time this loan was originated, First Clover Leaf Bank had a higher legal lending limit and, therefore, is considered to be in compliance with its legal lending limit at December 31, 2008.

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

Non-Accrual Loans. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual.  Generally, we place all loans 90 days or more past due on non-accrual status.  In addition, we may place any loan on non-accrual status if any part of it is classified as loss or if any part has been charged-off.  When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.  Loans are charged-off no later than 120 days following their delinquency, unless the loans are well-collateralized or in the process of collection.

As of December 31, 2008, our total non-accrual loans amounted to $5.6 million compared to $2.7 million at December 31, 2007. As of December 31, 2008, the largest non-accrual loan was secured by commercial and single family properties and amounted to $1.5 million.

Non-Performing and Impaired Loans and Non-Performing Assets. The table below sets forth the amount and categories of our non-performing and impaired loans and non-performing assets at the dates indicated. At each date presented, we had an insignificant amount of troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

The current economic downturn has resulted in an increase in our non-performing and impaired loans, as well as our non-performing assets.

At December 31, 2008, First Clover Leaf Bank had three non-performing loans with balances in excess of $500,000.  The first loan is a land and development loan to a local developer who has several developments in the area.  This particular subdivision was still selling lots early in 2008 and was showing good progress, but due to the overall slowdown in the real estate development market, it became necessary for us to foreclose on the lots in the first quarter of 2009.  The lots have been recorded in our foreclosed property account at a value under the appraised value.  The December 31, 2008 balance was $729,000 while the current appraisal on the collateral is $1.2 million.  The second non-performing loan is also a land and development project with lot sales that have slowed in 2008 and into 2009.  We will be reappraising this project in early 2009 and will consider a debt restructure.  At this time, management believes this will most likely end up in a long-term workout plan, or possibly as a deed in lieu of foreclosure.  Management believes that we have properly accounted for these loans in the allowance for loan losses.  The December 31, 2008, balance of the outstanding loan was $986,000, while the current appraisal on the collateral is $1.4 million.  The largest of the non-performing loans had a loan balance of $1.5 million at December 31, 2008, while the most recent appraisal on the collateral is $1.6 million.  This relationship relates to several credits which are all related by common ownership.  Most of the credits are single family residential properties, but some are related to commercial property.   We are currently in the process of reappraising all of the properties and moving into a formal workout plan.  It is likely this loan will be restructured in 2009. The remaining balance in our non-performing loans was made up of credits with balances less than $500,000.

First Clover Leaf Bank had two credits in excess of $500,000 that were considered to be classified loans (substandard and below).  The first loan is a Small Business Administration credit.  The December 31, 2008, loan balance was $883,000.  The loan is split into an SBA 504 loan and an SBA 7a loan.  The clients are currently liquidating their inventory and equipment and have potential buyers for the real estate.  We will work with the clients through the liquidation and will then apply to the SBA to assist us with any shortfall.   The current appraisal on the real estate is $950,000, while the December 31, 2008 balance on the real estate loan was $654,000.  The inventory and equipment loan has the potential for some loss, however it is expected that this will be minimal due to the coverage guaranteed by the SBA.  The second classified loan is a land and development loan.  At December 31, 2008 there were 15 lots remaining in the development with an appraised value of $685,000.  The loan balance at December 31, 2008 was $635,000.  Lots have continued to sell on this project and we expect the balance to be $500,000 or less in the next 30 days.  If the lots were to stop selling, we would foreclose or take them back by deed in lieu of foreclosure.  In this scenario, our loan balance would be significantly below the appraised value of the collateral.  Management believes that we have properly accounted for these loans in the allowance for loan losses.

At December 31, 2008, First Clover Leaf Bank had four properties classified as Foreclosed Property.  Three of the properties are secured by single family residences.  One of the properties is secured by a commercial building.  All of these properties were transferred into the Foreclosed Property account at the lower of cost or market value.

	At December 31,
	2008	2007	2006	2005		2004
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$1,598	$1,269	$579	$	―	$	―
Multi-family	556	412	395		―		―
Commercial real estate	3,463	977	396		―		―
Consumer	1	11	1		4		―
Total non-accrual loans	5,618	2,669	1,371		4		―

Accruing loans delinquent 90 days or more:
One- to four-family	764	285	16		―		―
Consumer	—	—	―		11		3
Total accruing loans delinquent 90 days or more	764	285	16		11		3

Total non-performing loans	6,382	2,954	1,387		15		3

Other impaired loans:
Commercial real estate	1,037	1,198	918		―		―
Construction and land	—	—	1,467		―		―
Commercial business	114	133	149		―		―
Total other impaired loans	1,151	1,331	2,534		―		―

Total non-performing and impaired loans	7,533	4,285	3,921		15		3

Real estate owned:
Commercial real estate	225	―	―		―		―
One- to four-family	408	—	―		―		―
Total real estate owned	633	—	―		―		―

Total non-performing and impaired assets	$8,166	$4,285	$3,921		$15		$3
Allowance for loan losses attributable to non-performing and impaired loans	$553	$307	$396		$4	$	―

Ratios:
Non-performing and impaired loans to total loans	1.75%	1.50%	1.60%		0.01%		0.00%
Non-performing and impaired assets to total assets	1.25	1.04	0.96		0.01		0.00

For the year ended December 31, 2008, $385,000 of gross interest income would have been recorded had our non-accruing loans been current in accordance with their original terms. We recorded $61,000 of income on such loans for the year ended December 31, 2008.

At December 31, 2008, we had three loans which were not currently classified as non-accrual, 90 days past due or impaired, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or impaired.  The total of these three loans at December 31, 2008 was $764,000.  These loans have since been placed on non-accrual status, or have made a payment and become current.

Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value.  Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses.  After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses.  Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.  At December 31, 2008, we held four properties with a total value of $633,000.

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

On the basis of management’s review of our assets, at December 31, 2008, we had classified $6.1 million of our assets as substandard and $0 as doubtful.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At December 31, 2008
One- to four-family residential	8	$683	12		$1,267	20	$1,950
Multi-family	―	―	3		555	3	555
Commercial business	7	712	34		4,558	41	5,270
Consumer	4	67	1		1	5	68
Total	19	$1,462	50		$6,381	69	$7,843

At December 31, 2007
One- to four-family residential	4	$249	14		$1,554	18	$1,803
Multi-family	―	―	1		412	1	412
Commercial business	4	2,569	5		977	9	3,546
Consumer	—	—	2		11	2	11
Total	8	$2,818	22		$2,954	30	$5,772

At December 31, 2006
One- to four-family residential	2	$94	4		$102	6	$196
Multi-family	―	―	1		395	1	395
Commercial business	2	147	1		18	3	165
Consumer	2	28	―		―	2	28
Total	6	$269	6		$515	12	$784

At December 31, 2005
One- to four-family residential	1	$52	―	$	―	1	$52
Multi-family	1	2	―		―	1	2
Consumer	―	―	4		15	4	15
Total	2	$54	4		$15	6	$69

At December 31, 2004
One- to four-family residential	2	$152	―	$	―	2	$152
Consumer	―	―	1		3	1	3
Total	2	$152	1		$3	3	$155

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$1,898	$1,710	$428	$428	$429

Charge-offs:
Commercial	(180)	(157)
Consumer	(91)	(7)	(1)	―	(1)
Total charge-offs	(271)	(164)	(1)	―	(1)

Recoveries:
Consumer	16	5	5	―	―
Total recoveries	16	5	5	―	―

Net (charge-offs) recoveries	(255)	(159)	4	―	(1)
Allowance acquired	1,476	—	911	―	―
Provision for loan losses	776	347	367	―	―

Balance at end of year	$3,895	$1,898	$1,710	$428	$428

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.07%	0.06%	0.00%	―	0.00%
Allowance for loan losses to non-performing and impaired loans	51.71%	44.29%	43.61%	2,853.33%	14,266.67%
Allowance for loan losses to total loans	0.90%	0.67%	0.70%	0.37%	0.38%

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

	At December 31,
	2008			2007			2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One- to four-family	$758	$110,925	25.3%	$532	$112,764	39.2%	$400	$120,355	48.5%
Multi-family	479	18,150	4.2	84	13,931	4.8	65	8,895	3.6
Commercial	1,453	168,432	38.4	832	97,810	34.0	753	68,577	27.7
Construction and land	529	52,338	11.9	290	20,776	7.2	324	17,181	6.9
Commercial business	624	78,160	17.8	114	34,783	12.1	145	25,907	10.4
Consumer	52	10,270	2.4	46	7,770	2.7	23	7,125	2.9
Total	$3,895	$438,275	100.0%	$1,898	$287,834	100.0%	$1,710	$248,040	100.0%

	At December 31,
	2005			2004
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One- to four-family	$353	$97,594	83.0%	$344	$92,585	81.0%
Multi-family	19	5,390	4.6	19	5,689	5.0
Commercial	40	11,074	9.4	29	7,755	6.8
Construction and land	8	2,317	1.9	28	7,412	6.5
Commercial business	―	―	―	―	―	―
Consumer	8	1,257	1.1	8	855	0.7
Total	$428	$117,632	100.0%	$428	$114,296	100.0%

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

Debt and equity securities held for current resale are classified as “trading securities.”  These securities are reported at fair value, and unrealized gains and losses on the securities are included in earnings.  We do not currently use or maintain a trading account. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.”  These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.  We have classified all of our securities as available for sale at December 31, 2008.

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

First Clover Leaf Financial Corp. utilizes a third party vendor for investment portfolio accounting.  The vendor provides a monthly report indicating by individual bond the gain or loss position of the security, as well as any downgrades that have occurred.  When a bond is downgraded, we contact the broker confirming the downgrade and inquire as to whether the bond holder has any reported defaults.  We consider the grade of the bond and the payment history when determining if a bond should be classified as other than temporarily impaired and if a write down of the security is necessary.  The board of directors is informed monthly of any bond downgrades and the overall gain or loss position of the investment portfolio.

Available-for-Sale Portfolio.  The following table sets forth the composition of our available-for-sale portfolio at the dates indicated.  For further information see Notes 1 and 3 of the Notes to Consolidated Financial Statements.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment Securities:
Federal agency obligations	$58,414	$59,346	$40,466	$40,883	$35,652	$35,622
Corporate	3,094	2,829	3,594	3,491	3,597	3,461
State and municipal securities	12,238	12,451	3,132	3,143	3,357	3,336
Other Securities	75	75	--	--	--	--
Mortgage-backed securities	27,849	28,866	6,572	6,633	3,375	3,413

Total investment securities available for sale	$101,670	$103,567	$53,764	$54,150	$45,981	$45,832

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2008 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years			Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Available for Sale:
Investment Securities
U.S. Government and agency securities	$3,769	4.32%	$46,726	4.37%	$7,919	5.39%	$	---	---%	$58,414	$59,346	4.89%
Corporate bonds	501	4.75	1,746	4.56	---	---		847	5.06	3,094	2,829	5.43
State and municipal securities	152	4.25	4,000	4.26	4,828	4.02		3,258	4.73	12,238	12,451	4.29
Other Securities	75	---	---	---	---	---		---	---	75	75	---
Mortgage-backed securities	422	5.09	6,278	4.31	567	5.83		20,582	5.13	27,849	28,866	4.96

Total debt securities available for sale	$4,919	4.36%	$58,750	4.36%	$13,314	4.90%		$24,687	5.08%	$101,670	$103,567	4.61%

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

Deposits. Residents of our primary market area are our main source of deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.  From time to time, we supplement our funding with brokered deposits.  At December 31, 2008 we had $17.3 million in brokered deposits.   Our deposit products include demand and NOW, money market, savings, and term certificate accounts.  Since our acquisition of Clover Leaf Bank and in connection with our emphasis on the origination of commercial business loans, we have begun to promote money market accounts with adjustable interest rates.  Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Clover Leaf Bank on a periodic basis. Management determines the rates and terms based on competitive market rates, our needs for funds or liquidity, growth goals and federal and state regulations.

Noninterest-Bearing Deposits.  The balances of our noninterest-bearing deposits at December 31, 2008, 2007 and 2006 were $25.0 million, $14.8 million and $22.0 million, respectively.

Interest-Bearing Deposit Accounts by Type.  The following table sets forth the average balances of our interest-bearing deposits in the various types of deposit programs for the years indicated.

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Interest-bearing transaction	$107,054	34.9%	2.53%	$57,651	24.1%	3.69%	$20,012	12.5%	3.18%
Savings deposits	18,203	5.9	1.65	20,704	8.6	2.60	31,971	19.9	2.10
	125,257	40.8		78,355	32.7		51,983	32.4

Certificates of deposit	181,851	59.2	4.29	161,104	67.3	4.85	108,652	67.6	4.27

Total interest-bearing deposits	$307,108	100.0%	3.52%	$239,459	100.0%	4.37%	$160,635	100.0%	3.70%

Time Deposit Balances and Maturities.  The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2008.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$48,238	$25,337	$34,757	$52,146	$160,478
Certificates of deposit of $100,000 or more (1)	9,813	6,755	15,985	14,475	47,028
Total of certificates of deposit	$58,051	$32,092	$50,742	$66,621	$207,506
_______________________
(1)
The weighted average interest rates for these accounts, by maturity period, were: 3.49% for 3 months or less; 2.83% for over 3 to 6 months; 3.40% for over 6 to 12 months; and 4.63% for over 12 months.  The overall weighted average interest rate for accounts of $100,000 or more was 3.72%.

Borrowings.  Our borrowings consist of Federal Home Loan Bank advances, reverse repurchase agreements and subordinated debentures. At December 31, 2008, we had $50.0 million in advances and access to additional Federal Home Loan Bank advances of up to $29.1 million, and we had $55.1 million in securities sold under agreements to repurchase. In connection with our acquisition of Clover Leaf, we assumed subordinated debentures that Clover Leaf originally issued in May 2005 through a newly formed special purpose trust.  For additional information on our subordinated debentures, please see note 11 to our Consolidated Financial Statements, contained within our Annual Report to Stockholders.

The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at and for the periods shown:

	At or For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at end of year	$108,957	$30,167	$43,562
Average balance during year	66,505	34,310	11,271
Maximum outstanding at any month end	152,376	39,435	43,562
Weighted average interest rate at end of year	1.51%	4.02%	4.22%
Average interest rate during year	2.45%	4.70%	5.30%

Subsidiary Activities

First Clover Leaf Financial Corp.’s only subsidiary is First Clover Leaf Bank.  First Clover Leaf Bank’s only subsidiary is Clover Leaf Financial Services, an insurance agency that sells credit life and disability insurance policies.

Personnel

As of December 31, 2008, we had 70 full-time employees and 15 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good working relations with our employees.

SUPERVISION AND REGULATION

General

First Clover Leaf Bank is a federally chartered savings association, and as such is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  After completing an examination, the federal agency critiques the financial institution’s operations and assigns its rating (known as an institution’s CAMELS).  Under federal law, an institution may not disclose its CAMELS rating to the public.  First Clover Leaf Bank also is a member of, and owns stock in, the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System.  First Clover Leaf Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision examines First Clover Leaf Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.

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

At December 31, 2008, First Clover Leaf Bank’s capital exceeded all applicable requirements.

Loans to One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of risk-based capital on an unsecured basis.  An additional amount may be loaned, equal to 10% of risk-based capital, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2008, the largest lending relationship with First Clover Leaf Bank totaled $14.3 million and consisted of two loans secured primarily by accounts receivable and corporate assets.  First Clover Leaf Bank also has an agreement in place with another financial institution to participate in this loan and had participated $5.7 million to this financial institution at year end.  First Clover Leaf Bank’s remaining outstanding balance on this loan was $8.6 million.  This was over the legal lending limit of First Clover Leaf Bank at December 31, 2008; however, the First Clover Leaf Bank’s legal lending limit declined in October, primarily due to a $28.0 million dividend paid to the holding company from First Clover Leaf Bank.  At the time this loan was originated, First Clover Leaf Bank had a higher legal lending limit and, therefore, is considered to be in compliance with its legal lending limit at December 31, 2008.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2008, First Clover Leaf Bank maintained portfolio assets in qualified thrift investments in excess of the percentage required to qualify it under the QTL test.

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

At December 31, 2008, First Clover Leaf Bank met the criteria for being considered “well-capitalized.”

Insurance for Deposit Accounts. First Clover Leaf Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at First Clover Leaf Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009.  First Clover Leaf Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  See the section titled “Temporary Liquidity Guarantee Program.”

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On February 27, 2009, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.  Additionally, the Federal Deposit Insurance Corporation issued an interim rule with request for comments that would impose a special 20 basis points special assessment on all insured deposits as of June 30, 2009, which would be payable on September 30, 2009.  We estimate that this special assessment would be approximately $932,000.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  First Clover Leaf Bank is participating in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  First Clover Leaf Bank is also participating in this component of the Temporary Liquidity Guarantee Program.

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

Federal Home Loan Bank System.  First Clover Leaf Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Chicago, First Clover Leaf Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its borrowings from the Federal Home Loan Bank, whichever is greater.  As of December 31, 2008, First Clover Leaf Bank was in compliance with this requirement and held $3.8 million of excess stock in the Federal Home Loan Bank of Chicago.

Federal Reserve System

Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  As of December 31, 2008, First Clover Leaf Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program

The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides for direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  First Clover Leaf Bank determined not to participate in the CPP.

Federal Securities Laws

First Clover Leaf Financial Corp.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  First Clover Leaf Financial Corp. is subject to the information, proxy solicitation, insider trader restrictions and other requirements under the Securities Exchange Act of 1934.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the “1996 Act”), we were permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  We were required to use the specific charge off method in computing our bad debt deduction beginning with our 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  At December 31, 2008, First Clover Leaf Bank had no reserves subject to recapture.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if First Clover Leaf Bank failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift related recapture rules. At December 31, 2008, our total federal pre-1988 base year reserve was approximately $3.0 million.  However, under current law, pre-1988 base year reserves remain subject to recapture if First Clover Leaf Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2008, First Clover Leaf Bank had no net operating loss carryforwards for federal income tax purposes.

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

ITEM 1A.             RISK FACTORS

The risks set forth below, in addition to the other risks described in this Annual Report on Form 10-K, may adversely affect our business, financial condition and operating results.  In addition to the risks set forth below and the other risks described in this annual report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results.  As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The United States Economy Is In Recession. A Prolonged Economic Downturn, Especially One Affecting Our Geographic Market Area, Could Materially Affect our Business and Financial Results.

The United States economy entered a recession in the fourth quarter of 2007.  Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market.  Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

Difficult Market Conditions Have Adversely Affected Our Industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosure, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Our investment policy does not permit engaging directly in hedging activities or purchasing high-risk mortgage derivative products.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

•
We expect to face increased regulation of our industry, including, as a result of the EESA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•
Our ability to assess the creditworthiness of our customers or to estimate the values of our assets may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. The process we use to estimate losses inherent in our credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans or impact the value of assets, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not FDIC-insured accounts. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. These consumer preferences may cause us to be forced to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Future Legislative or Regulatory Actions Responding to Financial and Market Weakness Could Affect Us Adversely. There Can Be No Assurance that Actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies For the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.

In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry.  Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009.  Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide certain tax cuts to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, and the issuance of many formal enforcement orders is expected.  Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced.  In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased, and may continue to increase, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

An Inadequate Allowance for Loan Losses Would Negatively Impact Our Results of Operations.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot assure you that our allowance will be adequate to cover probable loan losses inherent in our portfolio.

The Need to Account for Assets at Market Prices May Adversely Affect Our Results of Operations.

We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

Our Commercial Real Estate, Commercial Business and Construction Loans Expose Us to Increased Credit Risks.

At December 31, 2008, our portfolio of commercial real estate loans totaled $168.4 million, or 38.4% of total loans, our commercial business loan portfolio totaled $78.2 million, or 17.8% of total loans, and our portfolio of construction and land loans totaled $52.3 million, or 11.9% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate, commercial business and construction loans generally have greater credit risk than one- to four-family residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one commercial real estate, commercial business or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss, compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings and Stockholders’ Equity.

We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2008, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill, the pro forma reduction to our stockholders’ equity would be approximately $2.50 per share.  However, we did test for impairment of goodwill and intangible assets as of December 31, 2008, and it is management’s opinion that we were not impaired at that time.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.

Our success depends primarily on the general economic conditions in the counties in which we conduct business, and in the greater metropolitan St. Louis area in general. Unlike large banks that are more geographically diversified, we provide banking and financial services to customers primarily in Madison County, Illinois. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would affect the local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy also may have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

A Breach of Information Security Could Negatively Affect Our Earnings.

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. We cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

We Are Subject to Extensive Regulatory Oversight

We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings. In addition, recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None

ITEM 2.               PROPERTIES

The following table provides certain information with respect to our offices as of December 31, 2008:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
			(In thousands)
Main Office	Owned	2006	$2,535
6814 Goshen Road
Edwardsville, Illinois 62025

2143 Route 157	Owned	2006	1,023
Edwardsville, Illinois 62025

300 St. Louis Street	Owned	1964	1,800
Edwardsville, Illinois 62025

1046 E. Madison St	Owned	2008	2,034
Wood River, Illinois 62095

The net book value of our premises, land and equipment was approximately $12.5 million at December 31, 2008.  In 2008, we purchased land in Highland, Illinois for possible future branch expansion.  First Clover Leaf Bank continues to pursue other expansion opportunities.  In the 1st quarter of 2009 we will complete a 6,000 square foot addition to the facility on Goshen Road, which serves as our headquarters.  With this expansion, we believe our facilities will be adequate to meet our present and immediately foreseeable needs.

ITEM 3.                LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business.  At December 31, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The information required by this item is incorporated by reference to our Annual Report to Shareholders which is attached as Exhibit 13 hereto. No equity securities were sold during the year ended December 31, 2008 that were not registered under the Securities Act.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Clover Leaf Financial Corp. of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2008 through October 31, 2008	--	--	--	--
November 1, 2008 through November 30, 2008	367,959	$6.32	367,959	556,521
December 1, 2008 through December 31, 2008	83,111	$6.77	83,111	856,051
Total	451,070		451,070

(1)The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, and on December 11, 2008, they increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Set forth below is a stock performance graph comparing the yearly total return on a $100 investment in the common stock of First Clover Leaf Financial Corp. (including our predecessor company, First Federal Financial Services, Inc.) beginning on June 29, 2004, the first date that our predecessor’s common stock traded on the Nasdaq stock market with (a) the cumulative total return on stocks included in the NASDAQ Composite Index, and (b) the cumulative total return on stocks included in the SNL Bank and Thrift Index.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

Source : SNL Financial LC, Charlottesville, VA
© 2009

ITEM 6.                  SELECTED FINANCIAL DATA

Incorporated by reference to our Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in the section captioned “Management’s Discussion and Analysis of First Clover Leaf Financial Corp.’s Financial Condition and Results of Operations” is incorporated herein by reference to our Annual Report to Shareholders.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included in our Annual Report to Shareholders included as Exhibit 13 to this Form 10-K are incorporated herein by reference.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

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

Management of First Clover Leaf Financial Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting is effective, based on those criteria.

The Company acquired Partners Financial Holdings Inc. and its subsidiary, Partners Bank on October 10, 2008.  Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, Partners Financial Holdings Inc’s internal control over financial reporting included in the consolidated financial statements of First Clover Leaf Financial Corporation for the period of October 10, 2008 until December 31, 2008.  Partners Financial Holdings, Inc. contributed approximately 26.0% of total assets to the consolidated financial statements as of December 31, 2008.

McGladrey & Pullen, LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included as “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Stockholders and Board of Directors
First Clover Leaf Financial Corp.

We have audited First Clover Leaf Financial Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Clover Leaf Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of Management and Directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Clover Leaf Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Partners Financial Holdings Inc. and its subsidiary, Partners Bank on October 10, 2008.  Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, Partners Financial Holdings Inc.’s internal control over financial reporting included in the consolidated financial statements of First Clover Leaf Financial Corp.  Partners Financial Holdings Inc. contributed approximately 26.0% of total assets to the consolidated financial statements as of December 31, 2008.  Our audit over internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Partners Financial Holdings Inc.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Clover Leaf Financial Corp. and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Champaign, Illinois
March 13, 2009

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors and executive officers of First Clover Leaf Financial Corp. is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.               EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV
ITEM 15.                EXHIBITS AND FINANCIAL STATEMEMNT SCHEDULES

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of First Clover Leaf Financial Corp. (1)

3.2	Bylaws of First Clover Leaf Financial Corp. (1)

4.	Form of common stock certificate of First Clover Leaf Financial Corp. (1)

10.1	Employee Stock Ownership Plan (2)

10.2	Description of Bonus Plan (2)

10.3	Amended and Restated Employment Agreement of Donald Engelke

10.4	Amended and Restated Employment Agreement of Dennis M. Terry

10.5	Amended and Restated Employment Agreement of Lisa M. Fowler

10.6	Amended and Restated Employment Agreement of Darlene F. McDonald

13	Portions of Annual Report to Shareholders

14	Code of Conduct (3)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(3)	Incorporated by reference to the Annual Report on Form 10-KSB of First Federal Financial Services, Inc for the year ended December 31, 2004, filed with the Commission on March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Clover Leaf Financial Corp.

Date: March 16, 2009	By:	/s/ Dennis M. Terry
Dennis M. Terry, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dennis M. Terry	By:	/s/ Joseph Helms
	Dennis M. Terry, President, and Chief		Joseph Helms
	Executive Officer and Director		Chairman of the Board
(Principal Executive Officer)

Date: March 16, 2009		Date: March 16, 2009

By:	/s/ Darlene F. McDonald	By:	/s/ Nina Baird
	Darlene F. McDonald, Senior Vice President		Nina Baird
	and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 16, 2009		Date: March 16, 2009

By:	/s/ Harry Gallatin	By:	/s/ Dean Pletcher
	Harry Gallatin		Dean Pletcher
	Director		Director

Date: March 16, 2009		Date: March 16, 2009

By:	/s/ Gerard Schuetzenhofer	By:	/s/ Joseph Stevens
	Gerard Schuetzenhofer		Joseph Stevens
	Director		Director

Date: March 16, 2009		Date: March 16, 2009

By:	/s/ Larry Mosby	By:	/s/ Donald Engelke
	Larry Mosby		Donald Engelke
	Director		Director

Date: March 16, 2009		Date: March 16, 2009

By:	/s/ Dennis E. Ulrich	By:	/s/ Joseph J. Gugger
	Dennis E. Ulrich		Joseph J. Gugger
	Director		Director

Date: March 16, 2009		Date: March 16, 2009

By:	/s/ Robert W. Schwartz	By:	/s/ Kenneth Highlander
	Robert W. Schwartz		Kenneth Highlander
	Director		Director

Date: March 16, 2009		March 16, 2009

By:	/s/ Gary Niebur
Gary Niebur
Director

Date: March 16, 2009