Form 10-Q
period 2009-03-31
First Clover Leaf Financial Corp.
filed 2009-05-11
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐.  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding May 7, 2009
Common Stock, par value $.10 per share	8,254,099

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2009	2008
Cash and due from banks	$14,842,851	$19,290,559
Interest-earning deposits	6,619,093	13,562,730
Federal funds sold	32,762,030	34,282,095
Total cash and cash equivalents	54,223,974	67,135,384
Interest-earning time deposits	15,634,230	5,210,461
Securities available for sale	99,342,071	103,567,578
Federal Home Loan Bank stock	6,306,273	6,306,273
Loans, net of allowance for loan losses
of $4,053,232 and $3,895,246, respectively	416,114,082	430,678,727
Loans held for sale	6,237,784	240,000
Property and equipment, net	12,733,042	12,512,865
Accrued interest receivable	2,511,477	2,461,320
Goodwill	20,685,323	20,685,323
Core deposit intangible	1,817,001	1,948,001
Foreclosed assets	1,036,399	632,796
Mortgage servicing rights	674,955	657,660
Other assets	1,593,304	1,288,406
Total assets	$638,909,915	$653,324,794
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$26,288,160	$24,994,196
Interest bearing deposits	432,337,485	422,308,722
Total deposits	458,625,645	447,302,918
Federal Home Loan Bank advances	48,504,000	49,967,919
Securities sold under agreements to repurchase	30,789,166	55,103,313
Subordinated debentures	3,897,160	3,886,144
Accrued interest payable	1,203,291	1,245,555
Other liabilities	3,219,156	2,162,236
Total liabilities	546,238,418	559,668,085

Stockholders' Equity:
Preferred stock, $.10 par value; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, $.10 par value; 20,000,000 shares authorized;
10,142,123 shares issued; 8,556,965 and 8,793,753 shares outstanding
at March 31, 2009 and December 31, 2008, respectively	1,014,212	1,014,212
Additional paid-in capital	81,344,590	81,339,895
Retained earnings	23,767,717	23,230,811
Accumulated other comprehensive income	1,436,430	1,195,673
Unearned Employee Stock Ownership Plan shares	(647,875)	(658,856)
Treasury Stock, at cost; 1,585,158 and 1,348,370 shares at
March 31, 2009 and December 31, 2008, respectively	(14,243,577)	(12,465,026)
Total stockholders' equity	92,671,497	93,656,709
Total liabilities and stockholders' equity	$638,909,915	$653,324,794

See Accompanying Notes to Consolidated Financial Statements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest income:
Interest and fees on loans	$6,136,907	$4,818,015
Securities:
Taxable interest income	940,376	676,864
Non-taxable interest income	131,105	47,985
Interest-earning deposits, federal funds sold, and other	60,028	314,439
Total interest income	7,268,416	5,857,303

Interest expense:
Deposits	2,593,066	2,801,979
Federal Home Loan Bank advances	469,366	179,429
Securities sold under agreements to repurchase	20,239	107,254
Subordinated debentures	73,701	74,397
Total interest expense	3,156,372	3,163,059

Net interest income	4,112,044	2,694,244

Provision for loan losses	240,270	170,833

Net interest income after provision for loan losses	3,871,774	2,523,411

Non-interest income:
Service fees on deposit accounts	65,741	46,963
Other service charges and fees	58,899	34,632
Loan servicing fees	43,252	30,007
Gain on sale of loans	214,015	34,380
Other	21,027	4,284
Total non-interest income	402,934	150,266

Non-interest expense:
Compensation and employee benefits	1,133,963	792,804
Occupancy expense	372,757	240,324
Data processing services	132,595	114,963
Director fees	55,100	59,050
Professional fees	202,831	117,134
Amortization of core deposit intangible	131,000	116,000
Amortization of mortgage servicing rights	91,222	34,804
Other	489,849	272,245
Total non-interest expense	2,609,317	1,747,324

Income before income taxes	1,665,391	926,353

Income taxes	611,496	351,900
Net income	$1,053,895	$574,453

Basic and diluted income per share (see Note 6)	$0.12	$0.07
Dividends per share	$0.06	$0.06

See Accompanying Notes to Consolidated Financial Statements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net income	$1,053,895	$574,453
Other comprehensive income:
Unrealized gains on securities
arising during the period, net of tax	240,757	279,329
Comprehensive income	$1,294,652	$853,782

See Accompanying Notes to Consolidated Financial Statements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,053,895	$574,453
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization of:
Deferred loan origination costs, net	22,783	21,987
Premiums and discounts on securities	(71,500)	(82,594)
Core deposit intangible	131,000	116,000
Mortgage servicing rights	91,222	34,804
Amortization of fair value adjustments on:
Loans	(31,000)	(88,000)
Time deposits	(64,168)	6,000
Federal Home Loan Bank advances	(8,999)	12,000
Subordinated debentures	11,016	11,016
Investment securities	(14,700)	(38,600)
Property and equipment	4,018	4,018
Provision for loan losses	240,270	170,833
Depreciation expense	178,546	113,480
ESOP expense	15,676	21,239
Gain on sale of loans	(214,015)	(34,380)
Gain on sale of foreclosed real estate	(3,700)	-
Proceeds from sales of loans held for sale	10,451,491	1,774,254
Originations of loans held for sale	(16,235,260)	(4,427,797)
Change in assets and liabilities:
Increase in accrued interest receivable	(50,157)	(77,426)
Increase in mortgage servicing rights	(108,517)	(18,443)
Increase in other assets	(304,898)	(57,199)
Decrease in accrued interest payable	(42,264)	(136,733)
Increase in other liabilities	915,541	402,613
Net cash flows from operating activities	(4,033,720)	(1,698,475)
Cash flows from investing activities:
Proceeds from maturity of interest-earning time deposits	5,210,461	15,049,994
Purchase of interest-earning time deposits	(15,634,230)	(10,027,920)
Available for sale securities:
Purchases	(11,000,000)	(11,850,000)
Proceeds from calls, maturities and paydowns	15,693,843	15,934,772
Net decrease (increase) in loans	13,400,710	(18,075,087)
Purchase of property and equipment	(402,741)	(1,055,040)
Proceeds from the sale of foreclosed real estate	531,979	-
Net cash flows from investing activities	$7,800,022	$(10,023,281)

(Continued)

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

(Continued)
	Three Months Ended
	March 31,
	2009	2008

Cash flows from financing activities:
Net increase (decrease) in deposits	$11,386,895	$(11,585,424)
Net increase (decrease) in securities sold under agreements to repurchase	(24,314,147)	5,094,454
Proceeds from Federal Home Loan Bank advances	5,000,000	10,000,000
Repayment of Federal Home Loan Bank advances	(6,454,920)	(3,000,000)
Repurchase of Common Stock	(1,778,551)	(4,192,830)
Cash dividends	(516,989)	(482,441)
Net cash flows from financing activities	(16,677,712)	(4,166,241)
Net decrease in cash and cash equivalents	(12,911,410)	(15,887,997)
Cash and cash equivalents at beginning of period	67,135,384	37,084,575
Cash and cash equivalents at end of period	$54,223,974	$21,196,578

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,260,787	$3,270,776
Income tax (refunds) payments, net	(112,407)	-
Non-cash transactions
Loans transferred to foreclosed asets	931,882	-

See Accompanying Notes to Consolidated Financial Statements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies:

The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company”) for the year ended December 31, 2008 contained in the 2008 Annual Report to Stockholders that is filed as an exhibit to the Company’s Annual Report on Form 10-K.

First Clover Leaf Financial Corp. (“First Clover Leaf”) is a Maryland corporation that was incorporated in March 2006 as the successor corporation to First Federal Financial Services, Inc., in connection with the July 2006 “second-step” conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank.  The accompanying interim consolidated financial statements include the accounts of First Clover Leaf Financial Corp., its wholly owned subsidiary, First Clover Leaf Bank (the “Bank”) and its wholly owned subsidiary, Clover Leaf Financial Services.  First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF.”

Reclassifications have been made to certain balances, with no effect on net income or stockholders’ equity, for the three months ended March 31, 2008, to be consistent with the classifications adopted for the three months ended March 31, 2009.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(2)	Intangible Assets:

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	March 31,	December 31,
	2009	2008

Core deposit intangible	$3,258,000	$3,258,000
Accumulated amortization	(1,440,999)	(1,309,999)
Total	$1,817,001	$1,948,001

Amortization expense on core deposit intangible for the three months ended March 31, 2009 and 2008 was $131,000 and $116,000, respectively.

Estimated amortization expense on the core deposit intangible for the remaining nine months of 2009 and each of the five succeeding fiscal years is as follows:

Core
Deposit
Intangible

Nine months ending December 31, 2009	$336,000
Year ending December 31, 2010	359,000
Year ending December 31, 2011	304,000
Year ending December 31, 2012	281,000
Year ending December 31, 2013	223,000
Year ending December 31, 2014	116,001

(3)	Investment Securities:

The following table sets forth the composition of our available-for-sale securities portfolio at the dates indicated:

	March 31,		December 31,
	2009		2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment Securities:
U.S. government agency obligations	$56,052,148	$56,991,395	$58,413,597	$59,346,145
Corporate bonds	3,094,095	2,494,260	3,093,991	2,829,266
State and municipal securities	12,120,951	12,787,492	12,238,209	12,450,583
Other securities	75,251	75,251	75,251	75,251
Mortgage-backed securities	25,719,577	26,993,673	27,848,619	28,866,333
Total Investment Securites available for sale	$97,062,022	$99,342,071	$101,669,667	$103,567,578

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities (Continued):

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2009, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

U.S. government agency	$5,453,350	$42,354	$-	$-	$5,453,350	$42,354
obligations
Corporate bonds	468,470	130,705	2,025,790	469,129	2,494,260	599,834
State and municipal securities	740,507	12,511	-	-	740,507	12,511
Mortgage-backed securities	72,608	73	-	-	72,608	73
	$6,734,935	$185,643	$2,025,790	$469,129	$8,760,725	$654,772

These unrealized losses relate principally to the fluctuations in the current interest rate environment.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred.  While management has the ability and intent to hold debt securities until maturity or recovery of loss, management continues to evaluate all securities in a loss position and may consider selling them if it is in the best interest of the Company.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(4)	Loans:

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At March 31,		At December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Real Estate Loans
One- to four-family residential loans(1)	$106,465,808	24.8%	$110,925,168	25.3%
Multi-family	18,097,932	4.2	18,150,435	4.2
Commercial	172,083,498	40.1	168,432,417	38.4
Construction and land	52,963,140	12.4	52,337,453	11.9
Total real estate loans	349,610,378	81.5	349,845,473	79.8

Commercial business	68,943,033	16.1	78,159,496	17.8

Consumer Loans	10,080,029	2.4	10,269,781	2.4

Total loans and loans held for sale	428,633,440	100.0%	438,274,750	100.0%
Less:
Undisbursed portion of construction loans	2,191,455		3,401,803
Deferred loan origination fees, net	36,887		58,974
Allowance for loan losses	4,053,232		3,895,246

Total loans and loans held for sale, net	$422,351,866		$430,918,727

(1) Includes loans held for sale of $6,237,784 and $240,000 at March 31, 2009 and December 31, 2008, respectively.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(5)	Asset Quality:

The following table sets forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	March 31,	December 31,
	2009	2008

Loans 90 days or more past due and still accruing	$66,593	$763,659
Nonaccrual loans	5,908,666	5,617,507
Other impaired loans	3,754,405	1,152,151
Total nonperforming and impaired loans	$9,729,664	$7,533,317

Allowance for losses on nonperforming and impaired loans	$656,362	$670,547

Asset Quality Ratios:

Non-performing assets and impaired loans to total assets	1.52%	1.15%
Non-performing and impaired loans to total loans	2.34	1.75
Allowance for loan losses to non-performing and impaired loans	41.66	51.71
Allowance for loan losses to total loans	0.97	0.90

Following is a summary of activity in the allowance for loan losses:

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$3,895,246	$1,897,945
Charge-offs	(82,284)	(30,446)
Recoveries	-	1,492
Provision charged to expense	240,270	170,833
Balance at end of period	$4,053,232	$2,039,824

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(6)	Earnings per Share:

Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted income per share.

	Three Months Ended
	March 31,
	2009	2008

Net income available to common stockholders	$1,053,895	$574,453

Basic potential common shares:
Weighted average shares outstanding	8,716,104	8,334,447
Weighted average unallocated Employee Stock
Ownership Plan shares	(127,531)	(136,036)
Basic weighted average shares outstanding	8,588,573	8,198,411

Dilutive potential common shares	-	-

Dilutive weighted average shares outstanding	8,588,573	8,198,411

Basic and diluted income per share	$0.12	$0.07

(7)	Employee Stock Ownership Plan:

The Company has an employee stock ownership plan (ESOP) which covers substantially all employees who have attained the age of 21 and completed one year of service.  In connection with its initial stock offering in 2004, the Company loaned funds to the ESOP for the purchase of its common stock at the initial public offering price.  The loan is being repaid based on a variable interest rate over 20 years beginning December 31, 2004.  All shares are held in a suspense account for allocation among the participants as the loan is repaid.  Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the remaining life of the note.  Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account.  As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $15,676 and $21,239 was incurred for the three months ended March 31, 2009 and 2008, respectively.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(7)       Employee Stock Ownership Plan (Continued):

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note.

The following table reflects the shares held by the plan at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Unallocated shares (fair value at March 31, 2009 and
December 31, 2008 of $970,820 and $875,027, respectively)	125,429	127,555
Allocated Shares	45,330	43,204
Total ESOP Shares	170,759	170,759

(8)	Recent Accounting Pronouncements:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

i.)
FASB Staff Position (“FSP”) FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, which provides guidelines for making fair value measurements more consistent with the principles presented in Statement of Financial Accounting Standards 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.)
FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other –Than-Temporary Impairments, provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.

iii.)
FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has elected to adopt these statements effective for the quarter ending June 30, 2009.  The Company is currently evaluating the impact that the adoption of these standards will have on its financial position and results of operations.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value Disclosures

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements, which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.  The Company carries its available-for-sale securities, impaired loans and foreclosed assets at fair value.

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

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level during the period ended March 31, 2009 are summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Securities available-for-sale	$-	$99,342,071	$-	$99,342,071

Assets and liabilities measured at fair value on a nonrecurring basis by fair value hierarchy level during the period ended March 31, 2009 are summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$9,729,664	$-	$9,729,664
Foreclosed assets	$-	$1,036,399	$-	$1,036,399

Impaired loans that are collateral dependent have been written down to their fair value, less costs to sell, of $9.7 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value.  Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance would be reflected within the Level 3 hierarchy.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(10)	Subsequent Events:

On April 28, 2009, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended March 31, 2009.  The dividend will be payable to stockholders of record as of May 15, 2009 and is expected to be paid on May 22, 2009.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution you not to place undue reliance on any such forward-looking statements, which only speak as of the date made.  The Company wishes to advise you that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  Management makes significant estimates and has identified the allowance for loan losses and goodwill and other intangible assets as critical accounting policies.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Goodwill and Other Intangible Assets.  Over the past several years, First Clover Leaf has grown through acquisitions accounted for under the purchase method of accounting.  Under the purchase method, First Clover Leaf is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to periodic amortization.

Customer relationship intangibles are required to be amortized over their estimated useful lives.  The method of amortization reflects the pattern in which the economic benefits of the intangible assets are estimated to be consumed or otherwise used up.  Since First Clover Leaf’s acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets.  Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life.  Should management determine that the estimated life of any intangible asset is shorter than originally estimated, First Clover Leaf would adjust the amortization of that asset, which could increase future amortization expense.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Goodwill recorded by First Clover Leaf in connection with its acquisitions relates to the inherent value in the businesses acquired, and this value is dependent upon First Clover Leaf’s ability to provide quality, cost effective services in a competitive market place.  The continued value of recorded goodwill is dependent on the value of our stock and continued profitability of the organization.  In the event that the stock price experiences significant declines or the operations of the company lack profitability an impairment of goodwill would need to be recognized.  Any impairment recognized would adversely impact earnings in the period in which it is recognized.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Clover Leaf utilizes a two step valuation approach to test for goodwill impairment. We estimate the fair value as of the measurement date utilizing two valuation methodologies including the comparable transactions approach, and the control premium approach.  We then compare the estimated fair value to the current carrying value to determine if goodwill impairment had occurred as of the measurement date.  At December 31, 2008, we concluded no impairment existed since the fair value exceeded the carrying value.   Future events, such as adverse changes to First Clover Leaf’s business, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired, any resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations.  In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.

Overview

Net income increased to $1.1 million for the three months ended March 31, 2009 from $574,000 for the same period last year.  The increase in net income was due primarily to an increase in interest and fees on loans and gain on sale of loans.  These increases were offset slightly by an increase in non-interest expense.  Basic and diluted income per share was $0.12 and $0.07 for the three months ended March 31, 2009 and 2008, respectively.

Financial Condition

Total Assets.  Total assets decreased to $638.9 million at March 31, 2009 from $653.3 million at December 31, 2008.  Total cash and cash equivalents decreased to $54.2 million at March 31, 2009 from $67.1 million at December 31, 2008.  The decrease in cash and cash equivalents was due primarily to a decrease in interest-earning deposits.  These represent deposits held at correspondent banks.  In contrast, the Bank’s interest-earning time deposits increased to $15.6 million at March 31, 2009 from $5.2 million at December 31, 2008.  Securities available for sale decreased to $99.3 million at March 31, 2009 from $103.6 million at December 31, 2008.  The decrease was due primarily to calls, maturities and pay-downs of $15.7 million, partially offset by purchases of $11.0 million.  Loans, net amounted to $422.4 million at March 31, 2009, compared to $430.9 million at December 31, 2008.  This decrease was a result of loan paydowns and maturities exceeding new loan originations.  Loans held for sale increased to $6.2 million at March 31, 2009 from $240,000 at December 31, 2008 primarily due to the significant increase in loan refinancing during the three-month period ending March 31, 2009.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Liabilities.  Deposits increased to $458.6 million at March 31, 2009 from $447.3 million at December 31, 2008.  Securities sold under agreements to repurchase decreased to $30.8 million at March 31, 2009 from $55.1 million at December 31, 2008.  The change in the deposit accounts and securities sold under agreements to repurchase accounts was due primarily to fluctuations by one significant customer.  This type of fluctuation is a normal occurrence for this customer.  Federal Home Loan Bank advances at March 31, 2009 were $48.5 million compared to $50.0 million at December 31, 2008.  Other liabilities increased to $3.2 million at March 31, 2009 from $2.2 million at December 31, 2008.

Stockholders’ Equity.  Stockholders’ equity decreased to $92.7 million at March 31, 2009 from $93.7 million at December 31, 2008, principally as a result of the repurchase of $1.8 million of the Company’s common stock, and the payment of cash dividends of $517,000.  The decrease in equity was partially offset by $1.1 million in net income.

Asset Quality

At March 31, 2009, the Company’s nonaccrual loans increased $291,000 from December 31, 2008, while other impaired loans increased $2.6 million from December 31, 2008.  The increase in other impaired loans is due primarily to the addition of two relationships that had not previously been classified as impaired.  Both of these relationships are real estate related loans.  The larger of the two relationships is primarily secured by commercial real estate, while the other is secured by residential rental property.  Currently the collateral on each of the loans in the larger relationship is sufficient to cover the outstanding loan balance.  We are obtaining new appraisals on the second, and the credit will be restructured to allow for cash flow to match debt requirements.  Management performs periodic reviews of the collateral to ensure adequate debt coverage.

Under the Company’s internal review policy, loans classified as substandard totaled $8.9 million at March 31, 2009 and $6.1 million at December 31, 2008.  This increase was due primarily to the reclassification of two loan relationships.  These loans are for the purchase of real estate investment properties, and they are secured by commercial real estate and residential rental property.  We believe the collateral on these loans is sufficient to cover the outstanding loan balances, but we are having some of the property serving as loan collateral reevaluated given the changes in the real estate market.

Results of Operations

General.  Net income increased by $479,000 to $1.1 million for the three months ended March 31, 2009 from $574,000 for the same period last year.  The increase in net income was due primarily to higher net interest income and non-interest income, which more than offset the higher non-interest expense and higher taxes.

Yields on all interest-earning assets declined for the three months ended March 31, 2009 compared to the same period in 2008 due to the interest rate cuts instituted by the Federal Reserve.  These rate cuts resulted in declining yields in our loan portfolio, as a significant number of our loans are adjustable-rate loans that reprice immediately.  The rate cuts also impacted our interest-earning deposits with depository institutions as those assets also have adjustable-rates versus fixed rates.  The declining rate environment has resulted in a number of the bonds in our securities portfolio being called and being replaced with lower yielding bonds.  We continue to attempt to absorb the effects of the interest rate cuts through

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

lowering the rates we pay on deposits.  However, our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate repricing as rates fluctuate.  Overall, further downward pressure on interest rates is unlikely to benefit our net interest margin or net income.

The results for the three months ended March 31, 2009 reflect the October 2008 acquisition of Partners Bank, which had $170.0 million in assets, $101.6 million in loans, and $108.7 million of deposits at the time of acquisition.

Net interest income.  Net interest income increased to $4.1 million for the three months ended March 31, 2009 from $2.7 million for the comparable period in 2008.  Net average interest-earning assets were $67.9 million for the three months ended March 31, 2009, compared to $77.9 million for the same period in 2008. The ratio of interest-earning assets to interest-bearing liabilities decreased to 112.50% for the three months ended March 31, 2009 from 125.17% for the same period in 2008.  The net interest rate spread increased to 2.46% for the three months ended March 31, 2009, compared to 1.96% for the comparable period in 2008.  The average rate earned on interest-earning assets decreased by 123 basis points for the three months ended March 31, 2009 compared to the same period in 2008, while the average rate paid on interest-bearing liabilities decreased by 173 basis points.  The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets.

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2009			2008
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$429,261	$6,137	5.80%	$296,944	$4,818	6.49%
Securities	99,139	1,071	4.38	53,142	725	5.46
Federal Home Loan Bank stock	6,306	-	-	5,604	-	-
Interest-earning balances from depository institutions	76,379	60	0.32	31,605	314	3.97
Total interest-earning assets	611,085	7,268	4.82	387,295	5,857	6.05
Non-interest-earning assets	54,127			26,699
Total assets	$665,212			$413,994

Interest-bearing liabilities:
Interest-bearing transaction	$212,992	690	1.31	$77,636	585	3.01
Savings deposits	18,338	67	1.48	18,483	113	2.45
Time deposits	210,029	1,837	3.55	172,939	2,105	4.87
Securities sold under agreements to repurchase	48,307	20	0.17	21,709	107	1.97
Federal Home Loan Bank advances	49,650	469	3.83	14,799	179	4.84
Subordinated debentures	3,890	74	7.71	3,846	74	7.70
Total interest-bearing liabilities	543,206	3,157	2.36	309,412	3,163	4.09
Non-interest-bearing liabilities	28,239			18,059
Total liabilities	571,445			327,471
Stockholders’ equity	93,767			86,523
Total liabilities and stockholders’ equity	$665,212			$413,994

Net interest income		$4,111			$2,694
Net interest rate spread (1)			2.46%			1.96%
Net interest-earning assets (2)	$67,879			$77,883
Net interest margin (3)			2.73%			2.78%
Ratio of interest-earning assets to interest-bearing liabilities			112.50%			125.17%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes loan fees collected in the amount of $51,898 and $53,029 for the three months ended March 31, 2009 and 2008, respectively.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest income.  Interest and fee income on loans increased to $6.1 million for the three months ended March 31, 2009 from $4.8 million for the comparable period in 2008.  Interest income on loans increased primarily as a result of a higher average balance offset by a lower yield.  The average balance of loans was $429.3 million and $296.9 million for the three months ended March 31, 2009 and 2008, respectively. The average balance increased due to the Partners Bank acquisition.  The average yield on loans decreased to 5.80% for the three months ended March 31, 2009 from 6.49% for the comparable period in 2008.

Interest income on securities increased to $1.1 million for the three months ended March 31, 2009 from $725,000 for the comparable period in 2008.  The increase was due primarily to a higher average balance offset by a decline in yield.  The average balance of securities was $99.1 million and $53.1 million for the three months ended March 31, 2009 and 2008, respectively.  The average balance increased due to the Partners Bank acquisition.  The average yield on securities decreased to 4.38% from 5.46% for the three months ended March 31, 2009 and 2008, respectively.

Interest on other interest-earning deposits decreased to $60,000 for the three months ended March 31, 2009 from $314,000 for the comparable period in 2008.  The average balance of other interest-earning deposits increased to $76.4 million from $31.6 million for the three months ended March 31, 2009 and 2008, respectively, however, the average yield on other interest-earning deposits decreased to 0.32% for the three months ended March 31, 2009 from 3.97% for the year earlier period.  The lower yield on other interest-earning deposits was due to a declining interest rate environment, specifically the federal fund rate, which reprices on a daily basis.

Interest expense.  Interest expense on deposits decreased to $2.6 million for the three months ended March 31, 2009 from $2.8 million for the comparable period in 2008.  The decrease was due primarily to a decline in yield offset by an increase in average interest-bearing deposits.  The average balance of interest-bearing deposits was $441.4 million and $269.1 million for the three months ended March 31, 2009 and 2008, respectively.  The average balance increased due to the Partners Bank acquisition.

Interest on securities sold under agreements to repurchase decreased to $20,000 for the three months ended March 31, 2009 from $107,000 for the three months ended March 31, 2008.  Although the average balance of securities increased to $48.3 million from $21.7 million for the three months ended March 31, 2009 and 2008, respectively, the yield decreased to 0.17% for the three months ended March 31, 2009 from 1.97% for the comparable period in 2008.  The average balance increased due to the Partners Bank acquisition.

Interest on Federal Home Loan Bank advances increased due primarily to a higher average balance offset by a decline in yield.  The average balance of Federal Home Loan Bank advances was $49.7 million and $14.8 million for the three months ended March 31, 2009 and 2008, respectively.  The average yield on Federal Home Loan Bank advances decreased to 3.83% for the three months ended March 31, 2009 compared to 4.84% for the comparable period in 2008.

Provision for loan losses.  Provisions for loan losses were $240,000 and $171,000 for the three months ended March 31, 2009 and 2008, respectively.  The increase for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to the overall increase in the loan portfolio, an increase in the nonperforming and impaired loans, as well as the change in the composition of the portfolio that now includes a larger share of commercial

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

business, construction and land, and commercial real estate loans.  Provisions for loan losses are based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of nonperforming assets and classified assets.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Company’s provision for loan losses.  The Company is subject to periodic examination by the Office of Thrift Supervision, which may require the Company to record increases in the allowance based on its evaluation of available information.  There can be no assurance that the Office of Thrift Supervision will not require further increases to the allowance.

Non-interest income.  Non-interest income increased to $403,000 for the three months ended March 31, 2009 from $150,000 for the comparable period in 2008.  The most significant increase was in gain on sale of loans.  This income category increased $180,000 for the three months ended March 31, 2009 compared to the same period in 2008.  This was partially due to refinancing activity related to record low mortgage rates.  Service fees on deposit accounts increased $19,000 and other service charges and fees increased $24,000 for the three months ended March 31, 2009 compared to the same period in 2008 due primarily to the increased number of deposit accounts acquired in the Partners Bank acquisition.

Non-interest expense.  Non-interest expense totaled $2.6 million for the three months ended March 31, 2009 and $1.7 million for the same period in 2008.

Compensation and employee benefits, which is the largest component of non-interest expense, increased to $1.1 million for the three months ended March 31, 2009 from $793,000 for the comparable period in 2008.  Compensation and employee benefits increased primarily as a result of a higher number of personnel due to growth of the Company, the addition of our Wood River branch in June 2008, and the Partners Bank acquisition in October 2008.

Occupancy expense increased to $373,000 for the three months ended March 31, 2009 compared to $240,000 for the comparable period in 2008.  Occupancy expense increased primarily due to expenses related to a new branch office that opened during the second quarter of 2008, the renovation and expansion of an existing facility in Edwardsville, Illinois, and the acquisition of the Partners Bank facilities.

Professional fees increased to $203,000 for the three months ended March 31, 2009 compared to $117,000 for the comparable period in 2008.  This increase was due primarily to the consulting agreement entered into with the former CEO of Partners Bank.

Expenses related to foreclosed property, which is included in other expenses, increased to $86,000 for the three months ended March 31, 2009.  There was no foreclosed property expense for the comparable period in 2008.

Income taxes.  Income taxes increased to $611,000 for the three months ended March 31, 2009 from $352,000 for the comparable period in 2008.  The primary reason for the change in income taxes was the higher level of pre-tax income for the 2009 period.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2009 and December 31, 2008, $54.2 million and $67.1 million, respectively, were invested in cash and cash equivalents.  The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the three months ended March 31, 2009 loans decreased by $13.4 million compared to an increase of $18.1 million for the three months ended March 31, 2008.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $15.7 million and $15.9 million for the three months ended March 31, 2009 and 2008, respectively.  We purchased $11.0 million and $11.9 million in available-for-sale investment securities during the three months ended March 31, 2009 and 2008, respectively.  We received proceeds of $5.2 million and $15.0 million from the maturities of interest-earning time deposits during the three months ended March 31, 2009 and 2008, respectively.  We purchased $15.6 million and $10.0 million of interest-earning time deposits for the three months ended March 31, 2009 and 2008, respectively.

Purchases of premises and equipment were $403,000 for the three months ended March 31, 2009 compared to $1.1 million for the same period in 2008.  Purchases of premises and equipment for the three months ended March 31, 2008 were primarily related to the construction of a new branch facility in Wood River, Illinois.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Net deposits increased by $11.4 million for the three months ended March 31, 2009.  During the comparable period in 2008 the net decrease in deposits was $11.6 million.  Securities sold under agreements to repurchase had a net decrease of $24.3 million and a net increase of $5.1 million for the three months ended March 31, 2009 and 2008, respectively.  Proceeds from Federal Home Loan Bank

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

advances of $5.0 million for the three months ended March 31, 2009 were offset by $6.5 million for the repayment of such advances.  For the comparable period in 2008, proceeds from Federal Home Loan Bank advances of $10.0 million were offset by $3.0 million for the repayment of such advances.  Repurchases of the Company’s common stock were $1.8 million and $4.2 million for the three months ended March 31, 2009 and 2008, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At March 31, 2009, we had $48.5 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $30.5 million.

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at March 31, 2009.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at March 31, 2009 were as follows:

			Minimum Required
			for Capital			to be "Well
	Actual		Adequacy			Capitalized"
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$78,805
Goodwill and core deposit intangible	(22,502)
Disallowed servicing assets	(675)
Unrealized gain on securities AFS, net	(1,436)
Tangible capital to adjusted total assets	$54,192	8.9%		$9,169	1.5%	N/A	-
General valuation allowance	4,053
Deduction for low-level recourse	(1,473)
Total capital to risk-weighted assets	$56,772	13.1%		$34,796	8.0%	$43,496	10.0%

Tier 1 capital to risk-weighted assets	$54,192	12.5%	$	N/A	-	$26,097	6.0%

Tier 1 capital to total assets	$54,192	8.9%		$24,451	4.0%	$30,564	5.0%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at March 31, 2009 follows:

				Range of
	Variable	Fixed		Rates on
	Rate	Rate	Total	Fixed Rate
	Commitments	Commitments	Commitments	Commitments
	(Dollars in thousands)

Commitments to extend credit	$23,168	$22,261	$45,429	2.75%-18.00%
Standby letters of credit	$1,904	$4,136	$6,040	3.25%-9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program were sold with recourse.  The Bank has an agreement to sell residential loans of up to $71.0 million to the FHLB of Chicago.  Approximately $65.7 million has been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.5 million at March 31, 2009.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.  During 2008, the FHLB of Chicago announced that they would no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from participating financial institutions.  The FHLB of Chicago rescinded that decision in October 2008 and has continued to purchase loans under a re-organized MPF program.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship with Fannie Mae to purchase loans.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The majority of First Clover Leaf Bank’s assets and liabilities are monetary in nature.  Consequently, the most significant form of market risk is interest rate risk.  First Clover Leaf’s assets, consisting primarily of loans, have longer maturities than its liabilities, consisting primarily of deposits.  As a result, a principal part of First Clover Leaf’s business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, the Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given First Clover Leaf’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.  Senior management monitors the level of interest rate risk on a regular basis, and the Asset/Liability Management Committee meets as needed to review the asset/liability policies and interest rate risk position.

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

The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, due to the low interest rate environment, the Quarterly Interest Rate Risk Exposure Report, provided by the Office of Thrift Supervision, will not display results for scenarios of minus 200 basis points or below until further notice, and the model has changed to include the change increments of plus or minus 50 basis points.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Continued)

The table below sets forth, as of December 31, 2008, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2008
		NPV				Net Portfolio Value as a Percentage of Present Value of Assets
			Estimated Increase (Decrease) in NPV
Change in Interest Rates		Estimated NPV	Amount	Percent		NPV Ratio	Change
		(Dollars in thousands)

+300	bp	$57,120	$(9,578)	(14	) %	9.05%	-121	bp
+200	bp	61,568	(5,130)	(8)		9.64	-62	bp
+100	bp	65,158	(1,541)	(2)		10.10	-16	bp
+50	bp	65,955	(743)	(1)		10.18	-8	bp
0	bp	66,698	—	—		10.26	0	bp
-50	bp	66,721	23	—		10.24	-2	bp
-100	bp	65,417	(1,281)	(2)		10.04	-22	bp

The table above indicates that at December 31, 2008, in the event of a 100 basis point decrease in interest rates, we would experience a 2% decrease in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 14% decrease in net portfolio value.  Management does not believe that the Company’s primary market risk exposures and how those exposures were managed during the three months ended March 31, 2009 have changed significantly when compared to the immediately preceding quarter ended December 31, 2008.  However, the Company’s primary market risk exposure has not yet been quantified at March 31, 2009 as the Office of Thrift Supervision Net Portfolio Value Model is not yet available and the complexity of the model makes it difficult to accurately predict results.

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

Item 1A – Risk Factors.

The Company does not believe that its risks have materially changed from those risks included in the Company’s Annual Report on Form 10-K filed on March 16, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

January 1 - 31, 2009	21,784	$7.43	21,784	834,267
February 1 - 28, 2009	54,697	$7.53	54,697	779,570
March 1 - 31, 2009	160,307	$7.51	160,307	619,263
Total	236,788		236,788

(1)
The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, and on December 11, 2008, they increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

None

Item 5 - Other Information.

None

Index
FIRST CLOVER LEAF FINANCIAL CORP.

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

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: May 11, 2009	BY:	/s/ Dennis M. Terry
Dennis M. Terry, President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald, Senior Vice-President and Chief Financial Officer