Form 10-Q
period 2009-06-30
First Clover Leaf Financial Corp.
filed 2009-08-10
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009

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
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 6, 2009
Common Stock, par value $.10 per share	8,126,501

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2009	2008
Cash and due from banks	$11,486,339	$19,290,559
Interest-earning deposits	11,456,094	13,562,730
Federal funds sold	26,083,909	34,282,095
Total cash and cash equivalents	49,026,342	67,135,384
Interest-earning time deposits	5,000,781	5,210,461
Securities available for sale	94,218,711	103,567,578
Federal Home Loan Bank stock	6,306,273	6,306,273
Loans, net of allowance for loan losses of $4,296,952 and $3,895,246, respectively	416,379,854	430,678,727
Loans held for sale	1,721,525	240,000
Property and equipment, net	12,590,538	12,512,865
Accrued interest receivable	2,295,505	2,461,320
Goodwill	11,385,323	20,685,323
Core deposit intangible	1,687,001	1,948,001
Foreclosed assets	1,069,540	632,796
Mortgage servicing rights	690,588	657,660
Other assets	1,340,573	1,288,406
Total assets	$603,712,554	$653,324,794
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$29,166,500	$24,994,196
Interest bearing deposits	403,321,587	422,308,722
Total deposits	432,488,087	447,302,918
Federal Home Loan Bank advances	48,491,000	49,967,919
Securities sold under agreements to repurchase	35,035,137	55,103,313
Subordinated debentures	3,908,176	3,886,144
Accrued interest payable	1,397,417	1,245,555
Other liabilities	2,314,884	2,162,236
Total liabilities	523,634,701	559,668,085

Stockholders' Equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $.10 par value; 20,000,000 shares authorized;10,142,123 shares issued; 8,149,976 and 8,793,753 shares outstanding at June 30, 2009 and December 31, 2008, respectively	1,014,212	1,014,212
Additional paid-in capital	81,351,098	81,339,895
Retained earnings	14,486,840	23,230,811
Accumulated other comprehensive income	1,422,813	1,195,673
Unearned Employee Stock Ownership Plan shares	(636,894)	(658,856)
Treasury Stock, at cost; 1,992,147 and 1,348,370 shares at
June 30, 2009 and December 31, 2008, respectively	(17,560,216)	(12,465,026)
Total stockholders' equity	80,077,853	93,656,709
Total liabilities and stockholders' equity	$603,712,554	$653,324,794

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$5,936,659	$4,864,113	$12,073,566	9,682,128
Securities:
Taxable interest income	874,432	601,159	1,814,808	1,278,023
Non-taxable interest income	144,277	48,994	275,382	96,979
Interest-earning deposits, federal funds sold, and other	36,560	136,897	96,588	451,336
Total interest income	6,991,928	5,651,163	14,260,344	11,508,466

Interest expense:
Deposits	2,708,641	2,568,864	5,301,707	5,370,843
Federal Home Loan Bank advances	455,510	151,656	924,876	331,085
Securities sold under agreements to repurchase	17,460	99,458	37,699	206,712
Subordinated debentures	74,397	74,398	148,098	148,795
Total interest expense	3,256,008	2,894,376	6,412,380	6,057,435

Net interest income	3,735,920	2,756,787	7,847,964	5,451,031

Provision for loan losses	428,720	186,033	668,990	356,866

Net interest income after provision for loan losses	3,307,200	2,570,754	7,178,974	5,094,165

Non-interest income:
Service fees on deposit accounts	69,805	59,460	135,546	106,423
Other service charges and fees	64,360	39,962	123,259	74,594
Loan servicing fees	37,230	20,245	80,482	50,252
Gain on sale of loans	172,260	92,225	386,275	126,605
Other	4,096	2,974	25,123	7,258
Total non-interest income	347,751	214,866	750,685	365,132

Non-interest expense:
Compensation and employee benefits	1,141,993	835,699	2,275,956	1,628,503
Occupancy expense	344,627	243,215	717,384	483,539
Data processing services	144,496	109,616	277,091	224,579
Director fees	53,850	73,800	108,950	132,850
Professional fees	190,357	126,141	393,188	243,275
Federal Deposit Insurance Corporation insurance premiums	374,565	8,303	429,416	16,022
Amortization of core deposit intangible	130,000	116,000	261,000	232,000
Amortization of mortgage servicing rights	73,477	20,073	164,699	54,877
Goodwill impairment	9,300,000	-	9,300,000	-
Other	402,250	351,249	837,248	615,775
Total non-interest expense	12,155,615	1,884,096	14,764,932	3,631,420

Income (loss) before income taxes	(8,500,664)	901,524	(6,835,273)	1,827,877

Income taxes	292,900	307,625	904,396	659,525
Net income (loss)	$(8,793,564)	$593,899	$(7,739,669)	$1,168,352

Basic and diluted income (loss) per share (see Note 6)	$(1.08)	$0.07	$(0.93)	$0.14
Dividends per share	$0.06	$0.06	$0.12	$0.12

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(8,793,564)	$593,899	$(7,739,669)	$1,168,352
Other comprehensive income (loss):
Unrealized gains (losses) on securities arising during the period, net of tax	(13,617)	(271,027)	227,140	8,302
Comprehensive income (loss)	$(8,807,181)	$322,872	$(7,512,529)	$1,176,654

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(7,739,669)	$1,168,352
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Amortization of:
Deferred loan origination costs, net	35,146	53,214
Premiums and discounts on securities	(115,574)	(157,489)
Core deposit intangible	261,000	232,000
Mortgage servicing rights	164,699	54,877
Amortization of fair value adjustments on:
Loans	(47,000)	(163,000)
Time deposits	(100,334)	11,000
Federal Home Loan Bank advances	(21,999)	14,000
Subordinated debentures	22,032	22,032
Investment securities	(29,100)	(66,500)
Property and equipment	8,036	8,036
Goodwill impairment	9,300,000	-
Provision for loan losses	668,990	356,866
Depreciation expense	358,461	233,707
ESOP expense	33,165	41,302
Gain on sale of loans	(386,275)	(126,605)
Gain on sale of foreclosed real estate	(3,700)	-
Proceeds from sales of loans held for sale	18,879,857	7,693,064
Originations of loans held for sale	(19,975,107)	(8,083,559)
Change in assets and liabilities:
Decrease in accrued interest receivable	165,815	67,026
Increase in mortgage servicing rights	(197,627)	(80,205)
Increase in other assets	(52,167)	(264,729)
Increase (decrease) in accrued interest payable	151,862	(220,709)
Increase in other liabilities	18,990	150,200
Net cash flows from operating activities	1,399,501	942,880
Cash flows from investing activities:
Proceeds from maturity of interest-earning time deposits	20,847,832	15,049,994
Purchase of interest-earning time deposits	(20,638,152)	(12,795,712)
Available for sale securities:
Purchases	(47,950,000)	(68,250,000)
Proceeds from calls, maturities and paydowns	57,804,339	70,432,932
Net decrease (increase) in loans	12,527,434	(35,395,262)
Purchase of property and equipment	(444,170)	(2,853,583)
Proceeds from the sale of foreclosed real estate	681,259	-
Net cash flows provided by (used in) investing activities	$22,828,542	$(33,811,631)

(Continued)

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

(Continued)
	Six Months Ended
	June 30,
	2009	2008

Cash flows from financing activities:
Net increase (decrease) in deposits	$(14,714,497)	$5,207,995
Net increase (decrease) in securities sold under agreements to repurchase	(20,068,176)	12,235,361
Proceeds from Federal Home Loan Bank advances	5,000,000	10,000,000
Repayment of Federal Home Loan Bank advances	(6,454,920)	(3,000,000)
Repurchase of Common Stock	(5,095,190)	(4,192,830)
Cash dividends	(1,004,302)	(964,881)
Net cash flows provided by (used in) financing activities	(42,337,085)	19,285,645
Net decrease in cash and cash equivalents	(18,109,042)	(13,583,106)
Cash and cash equivalents at beginning of period	67,135,384	37,084,575
Cash and cash equivalents at end of period	$49,026,342	$23,501,469

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,360,819	$6,231,112
Income tax payments, net	1,233,593	735,000
Non-cash transactions
Loans transferred to foreclosed assets	1,114,303	-

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies:

The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company”) for the year ended December 31, 2008 contained in the 2008 Annual Report to Stockholders that is filed as an exhibit to the Company’s Annual Report on Form 10-K.

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

Reclassifications have been made to certain balances, with no effect on net income or stockholders’ equity, for the six months ended June 30, 2008, to be consistent with the classifications adopted for the six months ended June 30, 2009.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(2)	Intangible Assets:

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	June 30,	December 31,
	2009	2008

Core deposit intangible	$3,258,000	$3,258,000
Accumulated amortization	(1,570,999)	(1,309,999)
Total	$1,687,001	$1,948,001

Amortization expense on the core deposit intangible for the three and six months ended June 30, 2009 was $130,000 and $261,000, respectively and $116,000 and $232,000 for the comparable periods in 2008.

Estimated amortization expense on the core deposit intangible for the remaining six months of 2009 and each of the five succeeding fiscal years is as follows:

Core
Deposit
Intangible

Six months ending December 31, 2009	$207,000
Year ending December 31, 2010	359,000
Year ending December 31, 2011	304,000
Year ending December 31, 2012	281,000
Year ending December 31, 2013	223,000
Year ending December 31, 2014	116,001

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities:

The following table sets forth the composition of our available-for-sale securities portfolio at the dates indicated:

	June 30,		December 31,
	2009		2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment Securities:
U.S. government agency obligations	$52,142,452	$52,790,936	$58,413,597	$59,346,145
Corporate bonds	2,594,488	2,402,847	3,093,991	2,829,266
State and municipal securities	14,115,780	14,843,381	12,238,209	12,450,583
Other securities	75,251	79,066	75,251	75,251
Mortgage-backed securities	23,032,026	24,102,481	27,848,619	28,866,333
Total Investment Securites available for sale	$91,959,997	$94,218,711	$101,669,667	$103,567,578

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

U.S. government agency obligations	$14,854,250	$141,826	$-	$-	$14,854,250	$141,826
Corporate bonds	-	-	1,897,237	198,950	1,897,237	198,950
State and municipal securities	350,052	693	-	-	350,052	693
	$15,204,302	$142,519	$1,897,237	$198,950	$17,101,539	$341,469

At June 30, 2009, the Company had 14 securities in an unrealized loss position which included: nine U.S. Government sponsored agency obligations, four Corporate Bonds, and one State Municipal security.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(4)	Loans:

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At June 30,		At December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Real Estate Loans
One- to four-family residential loans(1)	$103,901,687	24.5%	$110,925,168	25.3%
Multi-family	17,876,981	4.2	18,150,435	4.2
Commercial	178,118,421	42.0	168,432,417	38.4
Construction and land	53,055,000	12.5	52,337,453	11.9
Total real estate loans	352,952,089	83.2	349,845,473	79.8

Commercial business	61,235,285	14.4	78,159,496	17.8

Consumer Loans	9,880,014	2.4	10,269,781	2.4

Total loans and loans held for sale	424,067,388	100.0%	438,274,750	100.0%
Less:
Undisbursed portion of construction loans	1,643,840		3,401,803
Deferred loan origination fees, net	25,217		58,974
Allowance for loan losses	4,296,952		3,895,246

Total loans and loans held for sale, net	$418,101,379		$430,918,727

(1) Includes loans held for sale of $1,721,525 and $240,000 at June 30, 2009 and December 31, 2008, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(5)	Asset Quality:

The following table sets forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	June 30,	December 31,
	2009	2008

Loans 90 days or more past due and still accruing	$125,995	$763,659
Nonaccrual loans	9,696,804	5,617,507
Other impaired loans	15,349,293	1,152,151
Total nonperforming and impaired loans	$25,172,092	$7,533,317

Allowance for losses on nonperforming and impaired loans	$1,942,673	$670,547

Asset Quality Ratios:

Non-performing assets and impaired loans to total assets	4.17%	1.15%
Non-performing and impaired loans to total loans	6.05	1.75
Allowance for loan losses to non-performing and impaired loans	17.07	51.71
Allowance for loan losses to total loans	1.03	0.90

Following is a summary of the activity in the allowance for loan losses:

	Six Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$3,895,246	$1,897,945
Charge-offs	(267,284)	(33,644)
Recoveries	-	15,517
Provision charged to expense	668,990	356,866
Balance at end of period	$4,296,952	$2,236,684

Further discussion of asset quality and the adequacy of the allowance for loan losses at June 30, 2009 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(6)	Earnings (losses) per Share:

Basic and diluted earnings (losses) per share represents net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted earnings (losses) per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net earnings (losses) available to common stockholders	$(8,793,564)	$593,899	$(7,739,669)	$1,168,352

Basic potential common shares:
Weighted average shares outstanding	8,271,143	8,176,731	8,492,394	8,255,589
Weighted average unallocated Employee Stock
Ownership Plan shares	(125,406)	(133,910)	(126,463)	(134,973)
Basic weighted average shares outstanding	8,145,737	8,042,821	8,365,931	8,120,616

Dilutive potential common shares	-	-	-	-

Dilutive weighted average shares outstanding	8,145,737	8,042,821	8,365,931	8,120,616

Basic and diluted earnings (losses) per share	$(1.08)	$0.07	$(0.93)	$0.14

(7)	Employee Stock Ownership Plan:

The Company has an employee stock ownership plan (ESOP) which covers substantially all employees who have attained the age of 21 and completed one year of service.  In connection with its initial stock offering in 2004, the Company loaned funds to the ESOP for the purchase of its common stock at the initial public offering price.  The loan is being repaid based on a variable interest rate over 20 years beginning December 31, 2004.  All shares are held in a suspense account for allocation among the participants as the loan is repaid.  Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the remaining life of the note.  Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account.  As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $17,489 and $33,165 was incurred for the three and six months ended June 30, 2009, respectively and $20,063 and $41,302 for the comparable periods in 2008.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(7)	Employee Stock Ownership Plan (Continued):

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note.

The following table reflects the shares held by the plan at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Unallocated shares (fair value at June 30, 2009 and December 31, 2008 of $875,451 and $875,027, respectively)	123,303	127,555
Allocated Shares	47,456	43,204
Total ESOP Shares	170,759	170,759

(8)	Recent Accounting Pronouncements:

Effective June 30, 2009, the Company adopted the following accounting standards which were issued by the Financial Accounting Standards Board (“FASB”) in April 2009:

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

Adoption of these accounting standards did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(8)	Recent Accounting Pronouncements (Continued):

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, which establishes principles and requirements for subsequent events.  In particular, this Statement defines (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of SFAS No. 165 did not have a material effect on the Company’s financial condition, results of operations or cash flows.  See Note 12 for subsequent events.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162.  The FASB Accounting Standards Codification™ will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(9)	Fair Value of Financial Instruments:

SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  Fair value is determined under the framework established by SFAS 157.  SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  The following information presents estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 and the methods and assumptions used to estimate those fair values.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts of cash and cash equivalents approximate fair values.

Interest-earning time deposits:  Due to the short term nature of these deposits, generally three months or less, the carrying amounts of these deposits approximate fair values.

Securities:  When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy.  An example is U.S. Treasury securities.  For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable.  Securities measured at fair value by such methods are classified as Level 2.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value of Financial Instruments (Continued):

Federal Home Loan Bank stock:  The Company is required to maintain these equity securities as a member of the Federal Home Loan Bank of Chicago and in amounts as required by this institution.  These equity securities are “restricted” in that they can only be sold back to the respective institution or another member institution at par.  Therefore, they are less liquid than other tradable securities and their fair value is not readily available.

Loans:  Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect and other consumer loans.  Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.  The fair value of fixed rate loans and non-performing loans is estimated by discounting future cash flows using discount rates that reflect the Company’s current pricing for loans with similar characteristics, such as loan type, credit risk, pricing and remaining maturity.

Accrued interest receivable:  The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities:  The fair values disclosed for demand deposits (savings) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances:  The fair value of variable rate Federal Home Loan Bank advances approximate carrying value. The fair value of fixed rate Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on current rates for similar advances.

Securities sold under agreements to repurchase:  The carrying amounts of securities sold under agreements to repurchase approximate fair value.

Subordinated debentures:  The fair value of fixed rate trust preferred debentures are estimated using discounted cash flow analyses based on current rates for similar advances.

Accrued interest payable:  The carrying amount of accrued interest payable approximates its fair value.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value of Financial Instruments (Continued):

The estimated fair values and related carrying or notional amounts of the Company's financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$49,026,342	$49,026,342	$67,135,384	$67,135,384
Interest-earning time deposits	5,000,781	5,000,781	5,210,461	5,210,461
Securities	94,218,711	94,218,711	103,567,578	103,567,578
Federal Home Loan Bank stock	6,306,273	6,306,273	6,306,273	6,306,273
Loans, net	418,101,379	411,846,331	430,918,727	437,952,913
Accrued interest receivable	2,295,505	2,295,505	2,461,320	2,461,320

Financial liabilities:
Non-interest bearing deposits	29,166,500	29,166,500	24,994,196	24,994,196
Interest bearing deposits	403,321,587	407,236,587	422,308,722	424,696,738
Federal Home Loan Bank advances	48,491,000	49,403,000	49,967,919	50,673,734
Securities sold under agreement to repurchase	35,035,137	35,035,137	55,103,313	55,103,313
Subordinated debentures	3,908,176	3,898,000	3,886,144	3,957,709
Accrued interest payable	1,397,417	1,397,417	1,245,555	1,245,555

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.

(10)	Fair Value Disclosures:

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

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(10)	Fair Value Disclosures (Continued):

etc.) or inputs that are derived from or corroborated by market data by correlation or other means.  Level 3 inputs are unobservable inputs for determining the fair value of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level during the period ended June 30, 2009 are summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Investment Securities:
U.S. government agency obligations	$-	$52,790,936	$-	$52,790,936
Corporate bonds	-	2,402,847	-	2,402,847
State and municipal securities	-	14,843,381	-	14,843,381
Other securities	-	79,066	-	79,066
Mortgage-backed securities	-	24,102,481	-	24,102,481
Total Investment Securites available for sale	$-	$94,218,711	$-	$94,218,711

Assets and liabilities measured at fair value on a nonrecurring basis by fair value hierarchy level during the period ended June 30, 2009 are summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$22,638,980	$609,205	$23,248,185
Foreclosed assets	$-	$1,069,540	$-	$1,069,540
Goodwill	$-	$11,385,323	$-	$11,385,323

Impaired loans that are collateral dependent have been written down to the fair value of the collateral, less costs to sell, of $23.2 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value of the collateral.  Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The calculated valuation amount does not necessarily represent the fair value of the loan.  Management believes it is more likely than not that a workout solution or liquidation of the collateral is the best use of the asset and therefore has measured fair value based on the underlying collateral of the loan.  If management were to sell the impaired loan portfolio to a third party instead of liquidating the collateral, the measurement of fair value could be significantly different.

As noted in Note 11, an implied fair value of goodwill was measured for the reporting unit, in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  The fair values disclosed in Note 9 reflect the estimated fair values of the assets and liabilities assuming the sale of those assets and liabilities to a willing third party seller.

(11)	Goodwill Impairment:

The company reported goodwill from its acquisition of Clover Leaf Bank in 2006 in the amount of $9.4 million and its acquisition of Partners Bank in 2008 in the amount of $11.3 million, for a total of $20.7 million in goodwill.  In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”) goodwill and intangible assets with indefinite useful lives are no longer amortized, rather they are assessed, at least annually, for impairment.  The Company tests goodwill for impairment on an annual basis as of September 30, or more often if events or circumstances indicate

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

there may be impairment.  Management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.

As outlined in SFAS No. 142, the goodwill impairment analysis involves a two-step test.  The two-step approach utilized by First Clover Leaf includes two valuation methodologies; (i) the comparable transactions approach, and (ii) the control premium approach. The first step, used to identify potential impairment, involves comparing the fair value of the reporting unit to its carrying value including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired.  If the carrying value exceeds fair value, there is an indication of impairment, and the second step is performed to measure the amount of impairment.  The second step involves calculating an implied fair value of goodwill for the reporting unit, in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the carrying value of the reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded against earnings for the excess.

In addition to the annual testing performed at September 30, 2008, the Company also performed impairment tests at December 31, 2008 and March 31, 2009, and concluded no impairment existed at those dates.  As a result of ongoing volatility in the financial industry, primarily a decline in pricing ratios recently paid in the sale or merger of banking franchises, and the corresponding decline in the industry based control premiums, First Clover Leaf determined it was also necessary to perform an interim goodwill impairment test during the second quarter of 2009.  An independent third party was engaged to assist with the impairment assessment.  The two step valuation approach was performed as of June 30, 2009, and the results indicated that goodwill was impaired.  As a result, a non-cash goodwill impairment charge of $9.3 million was recorded as of June 30, 2009.  The impairment charge was included in noninterest expense and did not affect our regulatory or tangible capital ratios.  As a result of the impairment charge, our goodwill totaled $11.4 million at June 30, 2009, down from $20.7 million at December 31, 2008.

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future, and we may be required to record additional goodwill impairment losses in future periods.  It is not possible at this time to determine if any such future impairment loss would result or, it if does, whether such charge would be material.  However, any such future impairment loss would be limited to the remaining goodwill balance of $11.4 million at June 30, 2009.  Subsequent reversal of goodwill impairment losses is not permitted.

(12)	Subsequent Events:

Events occurring subsequent to June 30, 2009, have been evaluated as to their potential impact to the financial statements through August 10, 2009, the filing of this Form 10-Q.

On July 28, 2009, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended June 30, 2009.  The dividend will be payable to stockholders of record as of August 14, 2009 and is expected to be paid on August 21, 2009.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the fair value of the collateral, less costs to sell, is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Goodwill and Other Intangible Assets.  Over the past several years, First Clover Leaf has grown through acquisitions accounted for under the purchase method of accounting.  Under the purchase method, First Clover Leaf was required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to periodic amortization.

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

First Clover Leaf utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value as of the measurement date utilizing two valuation methodologies including the comparable transactions approach, and the control premium approach.  We then

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

compare the estimated fair value to the current carrying value to determine if goodwill impairment had occurred as of the measurement date.  Future events, such as adverse changes to First Clover Leaf’s business, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired, any resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations.  In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.  See Note 11 for additional information on goodwill impairment.

Overview

First Clover Leaf reported a net loss of $8.8 million for the three months ended June 30, 2009.  This loss was due primarily to a $9.3 million, non-cash impairment charge, and also reflected a $280,000 FDIC special assessment charge.  The goodwill impairment charge reduced net income, but it did not impact our regulatory capital ratios, including our classification as “well capitalized.”  While this loss compared unfavorably to net income of $594,000 for the comparable period in 2008, our net interest income increased $979,000 for the three month period ended June 30, 2009 compared to the same period last year.   We also recorded increases in provisions for loan losses of $243,000, and compensation and employee benefits of $305,000.  For the six months ended June 30, 2009, First Clover Leaf recorded a net loss of $7.7 million compared to net income of $1.2 million for the same period in 2008, again due to the goodwill impairment charge.  Net interest income increased $2.4 million over the prior period.  During the six-month period of 2009, we incurred a $280,000 FDIC special assessment charge, and also experienced higher expenses for compensation and employee benefits and occupancy as a result of the opening of a new branch in June 2008 and the acquisition of Partners Bank in October 2008.  We also experienced higher expenses for provisions for loan losses and amortization of mortgage servicing rights.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total Assets.  Total assets decreased to $603.7 million at June 30, 2009 from $653.3 million at December 31, 2008.  Total cash and cash equivalents decreased to $49.0 million at June 30, 2009 from $67.1 million at December 31, 2008.  The decrease in cash and cash equivalents was due primarily to a decrease in cash and due from banks and federal funds sold.  Securities available for sale decreased to $94.2 million at June 30, 2009 from $103.6 million at December 31, 2008.  The decrease was due primarily to calls, maturities and pay-downs of $57.8 million, partially offset by purchases of $48.0 million.  Loans, net amounted to $418.1 million at June 30, 2009, compared to $430.9 million at December 31, 2008.  This decrease was a result of loan paydowns and maturities exceeding new loan originations.  Due to the current economic environment, new loan demand, especially in the commercial real estate market, is not as strong as it has been in prior periods.  Goodwill decreased to $11.4 million at June 30, 2009 from $20.7 million at December 31, 2008.  This decrease was a result of a $9.3 million impairment charge recorded in June 2009.

Total Liabilities.  Deposits decreased to $432.5 million at June 30, 2009 from $447.3 million at December 31, 2008.  Securities sold under agreements to repurchase decreased to $35.0 million at June 30, 2009 from $55.1 million at December 31, 2008.  The change in the deposit accounts and securities sold under agreements to repurchase accounts was due primarily to fluctuations by one significant customer.  This type of fluctuation is a normal occurrence for this customer.  Federal Home Loan Bank advances at June 30, 2009 were $48.5 million compared to $50.0 million at December 31, 2008.

Stockholders’ Equity.  Stockholders’ equity decreased to $80.1 million at June 30, 2009 from $93.7 million at December 31, 2008, principally as a result of a $9.3 million goodwill impairment charge that reduced stockholders’ equity but did not impact our regulatory capital ratios, including our classification as “well capitalized.”  Stockholders’ equity was also reduced as a result of the repurchase of $5.1 million of the Company’s common stock, and the payment of cash dividends of $1.0 million.  The decrease in equity was partially offset by $1.6 million in recorded net income prior to the impairment charge.

Asset Quality

At June 30, 2009, the Company’s nonaccrual loans increased $4.1 million to $9.7 million from $5.6 million at December 31, 2008, while other impaired loans increased $14.2 million to $15.4 million from $1.2 million at December 31, 2008.  The increase in nonaccrual loans was a result of eight loans being reclassified to nonaccrual status.  The largest loan is a $1.4 million loan to a commercial contractor whose project has been adversely impacted by the current economic slowdown.  The next largest loan is a $750,000 real estate development for single family residences.  This is a new development that, due to economic conditions, has had a very slow start. The next largest loan is a $674,000 loan to a real estate developer.  This loan is in the process of being restructured.  The remaining balance is made up of small credits, each less than $500,000. Appraisals have been obtained for all of the above mentioned credits and shortfalls are being reserved for in the allowance for loan losses.

The increase in other impaired loans was due to the addition of several accounts that were all related to investment real estate.  The largest credit reclassified to impaired loans was a $6.9 million credit to a builder who is currently struggling with excess inventory.  This loan is secured by residential investment property for which recent appraisals have been performed.  Currently the

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

collateral on this loan is sufficient to cover the majority of the outstanding balance, and sufficient reserves have been set aside for the remaining outstanding balance.  The next three largest relationships are a $2.1 million credit to a commercial contractor, a $2.0 million credit secured by residential investment property, and a $1.6 million credit to a residential builder.  The $2.1 million credit is to a builder whose project has been impacted by the current economic slowdown.  This credit is currently being evaluated for a possible restructuring arrangement.  The $2.0 million credit is secured by rental property for which vacancies have increased substantially, and the $1.6 million credit is secured by single family residences.  The Company has appraisals on all of the aforementioned properties.  The appraised values are sufficient to cover the outstanding balance on two of the credits, and adequate reserves have been allocated for the shortfall in the appraised value of the remaining credit.  The remaining $1.6 million increase in impaired loans is made up of several properties that each have outstanding balances of less than $1.0 million.

Under the Company’s internal review policy, loans classified as substandard totaled $23.2 million at June 30, 2009 and $6.1 million at December 31, 2008.  The $17.1 million increase was due to the reclassification of several real estate related accounts that had been previously classified as special mention, but due to no significant improvement in their financial condition since year end, we have elected to downgrade the credits to substandard.  The largest addition was a $6.9 million credit to a builder who is currently struggling with excess inventory.  This loan is secured by residential investment property for which recent appraisals have been performed.  The next four largest relationships are (i) a $2.1 million credit to a commercial contractor, (ii) a $2.0 million credit secured by residential investment property, (iii) a $2.0 million credit to a real estate builder and developer, and (iv) a $1.3 million credit to a real estate broker.  The $2.1 million credit is to a builder whose project has been impacted by the current economic slowdown.  This credit is currently being evaluated for a possible restructuring arrangement.  One of the $2.0 million credits is secured by rental property for which vacancies have increased substantially, and the remaining $2.0 million credit is secured by residential and commercial real estate.  A restructuring of this last credit has been proposed to the borrower and is currently being evaluated.  The $1.3 million credit is primarily secured by commercial real estate.  The borrower in this case is struggling with decreased cash flows.  The remaining $2.7 million increase in substandard loans is made up of several properties that each have outstanding balances of less than $1.0 million.

The allowance for loan losses to non-performing and impaired loans, which is listed in the “Asset Quality Ratios” table in Note 5, decreased significantly to 17.07% at June 30, 2009, compared to 51.71% at December 31, 2008.  This decline is due to the large increase in non-performing loans that did not require proportionate reserves.  The loans that were reclassified to an impaired loan status were previously classified as special mention loans.  Loans classified as special mention are not evaluated individually for loan loss reserves.  The loan loss reserve for special mention loans is calculated on a percentage allocation, which is based on the Company’s historical loss performance adjusted for qualitative factors. Once a special mention loan is reclassified to an impaired or substandard loan, they are evaluated individually with consideration being given to vacancies, market stabilization, cash flows and appraisals.  Specific loan loss reserves are allocated to each loan based on the above conditions.  Of the loans that were reclassified to an impaired status in the second quarter of 2009, the majority required little to no special allocation of loan loss reserve.  Therefore our loan loss reserve balance did not increase proportionately to the increase in the volume of non-performing loans.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General.  Net income decreased by $8.9 million to a $7.7 million loss for the six months ended June 30, 2009 compared to $1.2 million in net income for the same period last year.  The decrease in net income was due primarily to a $9.3 million goodwill impairment charge, discussed above.  Despite the overall net loss due to the above charges, the Company recorded higher net interest income and non-interest income for the three and six months ended June 30, 2009 compared to the same period in 2008.

Yields on all interest-earning assets declined for the six months ended June 30, 2009 compared to the same period in 2008 due to the interest rate cuts instituted by the Federal Reserve.  These rate cuts resulted in declining yields in our loan portfolio, as a significant number of our loans are adjustable-rate loans that reprice according to the prime rate changes. The rate cuts also impacted our interest-earning deposits with depository institutions as those assets also have adjustable-rates versus fixed rates.  The declining rate environment has resulted in a number of the bonds in our securities portfolio being called and being replaced with lower yielding bonds.  We continue to attempt to absorb the effects of the interest rate cuts through lowering the rates we pay on deposits.  However, our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate repricing as rates fluctuate.  Overall, further downward pressure on interest rates is unlikely to benefit our net interest margin or net income.

The results for the three and six months ended June 30, 2009 reflect the October 2008 acquisition of Partners Bank, which had $170.0 million in assets, $101.6 million in loans, and $108.7 million of deposits at the time of acquisition.

Net interest income.  Net interest income increased by $979,000 to $3.7 million for the three months ended June 30, 2009 from $2.8 million for the same period last year.  Net interest income increased to $7.8 million for the six months ended June 30, 2009 from $5.5 million for the comparable period in 2008.  Net average interest-earning assets were $69.7 million for the six months ended June 30, 2009, compared to $77.3 million for the same period in 2008. The ratio of interest-earning assets to interest-bearing liabilities decreased to 113.06% for the six months ended June 30, 2009 from 124.55% for the same period in 2008.  The net interest rate spread increased to 2.35% for the six months ended June 30, 2009, compared to 2.03% for the comparable period in 2008.  The average rate earned on interest-earning assets decreased by 113 basis points for the six months ended June 30, 2009 compared to the same period in 2008, while the average rate paid on interest-bearing liabilities decreased by 145 basis points.  The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets.

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

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,			Three Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2009			2008			2009			2008
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets:
Loans, gross	$421,819	$5,937	5.65%	$316,030	$4,864	6.19%	$425,540	$12,074	5.72%	$306,487	$9,682	6.35%
Securities	98,233	1,019	4.16	54,306	650	4.81	98,686	2,090	4.27	53,724	1,375	5.15
Federal Home Loan Bank stock	6,306	-	-	5,604	-	-	6,306	-	-	5,604	-	-
Interest-earning balances from depository institutions	69,309	36	0.21	20,973	137	2.63	72,844	96	0.27	26,289	451	3.45
Total interest-earning assets	595,667	6,992	4.71	396,913	5,651	5.73	603,376	14,260	4.77	392,104	11,508	5.90
Non-interest-earning assets	51,509			28,139			52,818			27,419
Total assets	$647,176			$425,052			$656,194			$419,523

Interest-bearing liabilities:
Interest-bearing transaction	$182,786	764	1.68	$90,592	618	2.74	$197,889	1,454	1.48	$84,114	1,203	2.88
Savings deposits	18,880	56	1.19	18,533	102	2.21	18,609	123	1.33	18,508	215	2.34
Time deposits	220,207	1,889	3.44	159,609	1,849	4.66	215,118	3,724	3.49	166,274	3,952	4.78
Securities sold under agreements to repurchase	49,871	17	0.14	30,211	99	1.32	49,089	38	0.16	25,960	207	1.60
Federal Home Loan Bank advances	48,494	456	3.77	17,445	152	3.50	49,072	925	3.80	16,122	331	4.13
Subordinated debentures	3,902	74	7.61	3,856	74	7.72	3,896	148	7.66	3,851	149	7.78
Total interest-bearing liabilities	524,140	3,256	2.49	320,246	2,894	3.63	533,673	6,412	2.42	314,829	6,057	3.87
Non-interest-bearing liabilities	32,185			19,755			30,212			18,907
Total liabilities	556,325			340,001			563,885			333,736
Stockholders’ equity	90,851			85,051			92,309			85,787
Total liabilities and stockholders’ equity	$647,176			$425,052			$656,194			$419,523

Net interest income		$3,736			$2,757			$7,848			$5,451
Net interest rate spread (1)			2.22%			2.09%			2.35%			2.03%
Net interest-earning assets (2)	$71,527			$76,667			$69,703			$77,275
Net interest margin (3)			2.52%			2.79%			2.62%			2.80%
Ratio of interest-earning assets to interest-bearing liabilities			113.65%			123.94%			113.06%			124.55%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
Interest on loans includes loan fees collected in the amount of $67,463 and $62,467 for the three months ended June 30, 2009 and 2008, respectively and $119,361 and $115,496 for the six months ended June 30, 2009 and 2008, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest income.  Interest and fee income on loans increased to $5.9 million for the three months ended June 30, 2009 from $4.9 million for the comparable period in 2008.  Interest income on loans increased primarily as a result of a higher average balance offset by a lower yield.  Interest and fee income on loans increased by $2.4 million to $12.1 million for the six months ended June 30, 2009 from $9.7 million for the comparable period in 2008.  Interest income on loans increased primarily as a result of a higher average balance offset by a lower yield.  The average balance of loans was $425.5 million and $306.5 million for the six months ended June 30, 2009 and 2008, respectively. The average balance increased primarily due to the Partners Bank acquisition.  The average yield on loans decreased to 5.72% for the six months ended June 30, 2009 from 6.35% for the comparable period in 2008.

Interest income on securities increased to $1.0 million for the three months ended June 30, 2009 from $650,000 for the comparable period in 2008.  The increase was due primarily to a higher average balance offset by a decline in yield.  Interest income on securities increased to $2.1 million for the six months ended June 30, 2009 from $1.4 million for the comparable period in 2008.  The increase was due primarily to a higher average balance offset by a decline in yield.  The average balance of securities was $98.7 million and $53.7 million for the six months ended June 30, 2009 and 2008, respectively.  The average balance increased due to the Partners Bank acquisition.  The average yield on securities decreased to 4.27% from 5.15% for the six months ended June 30, 2009 and 2008, respectively.

Interest on other interest-earning deposits decreased to $37,000 for the three months ended June 30, 2009 from $137,000 for the comparable period in 2008.  The decrease was due to an interest rate decline of 242 basis points despite an increased average balance.  Interest on other interest-earning deposits decreased to $97,000 for the six months ended June 30, 2009 from $451,000 for the comparable period in 2008.  The average balance of other interest-earning deposits increased to $72.8 million from $26.3 million for the six months ended June 30, 2009 and 2008, respectively, however, the average yield on other interest-earning deposits decreased to 0.27% for the six months ended June 30, 2009 from 3.45% for the year earlier period.  The lower yield on other interest-earning deposits was due to a declining interest rate environment, specifically the federal funds rate, which reprices on a daily basis.

Interest expense.  Interest expense on deposits increased to $2.7 million for the three months ended June 30, 2009 from $2.6 million for the comparable period in 2008.  The increase was due to an increase in average interest-bearing deposits offset by a decline in yield.  Interest expense on deposits decreased to $5.3 million for the six months ended June 30, 2009 from $5.4 million for the comparable period in 2008.  The decrease was due primarily to a decline in yield offset by an increase in average interest-bearing deposits.  The average balance of interest-bearing deposits, comprised of interest bearing transactions, savings deposits, and time deposits, was $431.6 million and $268.9 million for the six months ended June 30, 2009 and 2008, respectively.  The average balance increased due to the Partners Bank acquisition.

Interest expense on securities sold under agreements to repurchase decreased to $17,000 for the three months ended June 30, 2009 from $99,000 for the three months ended June 30, 2008.  The decrease was due to a decline in yield offset by a higher average balance.  Interest expense on securities sold under agreements to repurchase decreased to $38,000 for the six months ended June 30, 2009 from $207,000 for the six months ended June 30, 2008.  Although the average balance increased to $49.1 million from $26.0 million for the six months ended June 30, 2009 and 2008, respectively, the yield decreased to 0.16% for the six months ended June 30, 2009 from 1.60% for the comparable period in 2008.  The average balance

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

increased due to the Partners Bank acquisition.

Interest expense on Federal Home Loan Bank advances increased to $456,000 from $152,000 for the three months ended June 30, 2009 and 2008, respectively due primarily to a higher average balance offset by a decline in yield.  Interest expense on Federal Home Loan Bank advances increased to $925,000 from $331,000 for the six months ended June 30, 2009 and 2008, respectively.  The increase was due primarily to a higher average balance offset by a decline in yield.  The average balance of Federal Home Loan Bank advances was $49.1 million and $16.1 million for the six months ended June 30, 2009 and 2008, respectively.  The average balance increased due to balances acquired in the Partners Bank acquisition in addition to new advances utilized at the time of the acquisition.  The average yield on Federal Home Loan Bank advances decreased to 3.80% for the six months ended June 30, 2009 compared to 4.13% for the comparable period in 2008.

Provision for loan losses.  Provisions for loan losses were $429,000 and $186,000 for the three months ended June 30, 2009 and 2008, respectively.  Provisions for loan losses were $669,000 and $357,000 for the six months ended June 30, 2009 and 2008, respectively.  The increase for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to the overall increase in the loan portfolio, an increase in the nonperforming and impaired loans, as well as a change in the composition of the portfolio that now includes a larger share of commercial business, construction and land, and commercial real estate loans.  Provisions for loan losses are based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience coupled with current market valuations on collateral, used to estimate probable losses as well as the level of nonperforming assets and classified assets.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company’s provision for loan losses.  The Company is subject to periodic examination by the Office of Thrift Supervision, which may require the Company to record increases in the allowance based on its evaluation of available information.  There can be no assurance that the Office of Thrift Supervision will not require further increases to the allowance.

Non-interest income.  Non-interest income increased to $348,000 for the three months ended June 30, 2009 from $215,000 for the comparable period in 2008.  Non-interest income increased to $751,000 for the six months ended June 30, 2009 from $365,000 for the comparable period in 2008.  The most significant increase was in gain on sale of loans.  This income category increased $260,000 for the six months ended June 30, 2009 compared to the same period in 2008.  This was partially due to refinancing activity related to record low mortgage rates, as we have sold newly-originated, longer-term loans to manage interest rate risk.  Service fees on deposit accounts increased $29,000 and other service charges and fees increased $49,000 for the six months ended June 30, 2009 compared to the same period in 2008 due primarily to the increased number of deposit accounts acquired in the Partners Bank acquisition.

Non-interest expense.  Non-interest expense totaled $12.2 million for the three months ended June 30, 2009 and $1.9 million for the same period in 2008.  Non-interest expense totaled $14.8 million for the six months ended June 30, 2009 and $3.6 million for the same period in 2008.  The primary reason for the increase in non-interest expense in 2009 compared to 2008 was a $9.3 million goodwill impairment charge, discussed above.  We also recorded a $280,000 special FDIC assessment charge in June 2009.

Compensation and employee benefits, which is the largest component of non-interest

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

expense, increased to $1.1 million for the three months ended June 30, 2009 from $836,000 for the comparable period in 2008 and increased to $2.3 million for the six months ended June 30, 2009 from $1.6 million for the comparable period in 2008.  Compensation and employee benefits increased primarily as a result of a higher number of personnel due to growth of the Company, the addition of our Wood River branch in June 2008, and the Partners Bank acquisition in October 2008.

Occupancy expense increased to $345,000 for the three months ended June 30, 2009 compared to $243,000 for the comparable period in 2008.  Occupancy expense increased to $717,000 for the six months ended June 30, 2009 compared to $484,000 for the comparable period in 2008.  Occupancy expense increased primarily due to expenses related to a new branch office that opened during the second quarter of 2008, the renovation and expansion of an existing facility in Edwardsville, Illinois, and the acquisition of the Partners Bank facilities.

Professional fees increased to $190,000 for the three months ended June 30, 2009 compared to $126,000 for the comparable period in 2008.  Professional fees increased to $393,000 for the six months ended June 30, 2009 compared to $243,000 for the comparable period in 2008.  This increase was due primarily to the consulting agreement entered into with the former CEO of Partners Bank.

FDIC insurance premium expense increased to $375,000 for the three months ended June 30, 2009 compared to $8,000 for the comparable period in 2008.  FDIC insurance premium expense increased to $429,000 for the six months ended June 30, 2009 compared to $16,000 for the comparable period in 2008.  This increase included a $280,000 special assessment by the FDIC which was recorded in June 2009.  The remainder of the increase was due to an increase in deposit volume and insurance assessment rates.

Expenses related to foreclosed property, which is included in other expenses, increased to $86,000 and $93,000 for the three and six months ended June 30, 2009, respectively.  There was no foreclosed property expense for the comparable periods in 2008.

Income taxes.  Income taxes decreased to $293,000 for the three months ended June 30, 2009 from $308,000 for the comparable period in 2008.  Income taxes increased to $904,000 for the six months ended June 30, 2009 from $660,000 for the comparable period in 2008.  The primary reason for the change in income taxes was the higher level of pre-tax income before the goodwill impairment for the 2009 period.  The $9.3 million non-cash expense recorded for goodwill impairment is not tax deductible, and therefore, the goodwill impairment expense was not tax effected.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2009 and December 31, 2008, $49.0 million and $67.1 million, respectively, were invested in cash and cash equivalents.  The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended June 30, 2009 loans decreased by $12.5 million compared to an increase of $35.4 million for the six months ended June 30, 2008.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $57.8 million and $70.4 million for the six months ended June 30, 2009 and 2008, respectively.  We purchased $46.0 million and $68.3 million in available-for-sale investment securities during the six months ended June 30, 2009 and 2008, respectively.  We received proceeds of $20.8 million and $15.0 million from the maturities of interest-earning time deposits during the six months ended June 30, 2009 and 2008, respectively.  We invested $20.6 million and $12.8 million in interest-earning time deposits for the six months ended June 30, 2009 and 2008, respectively.

Purchases of premises and equipment were $444,000 for the six months ended June 30, 2009 compared to $2.9 million for the same period in 2008.  Purchases of premises and equipment for the six months ended June 30, 2008 were primarily related to the construction of a new branch facility in Wood River, Illinois.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Net deposits decreased by $14.7 million for the six months ended June 30, 2009.  During the comparable period in 2008 the net increase in deposits was $5.2 million.  Securities sold under agreements to repurchase had a net decrease of $20.1 million and a net increase of $12.2 million for the six months ended June 30, 2009 and 2008, respectively.  Proceeds from Federal Home Loan Bank advances of $5.0

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

million for the six months ended June 30, 2009 were offset by $6.5 million for the repayment of such advances.  For the comparable period in 2008, proceeds from Federal Home Loan Bank advances of $10.0 million were offset by $3.0 million for the repayment of such advances.  Repurchases of the Company’s common stock were $5.1 million and $4.2 million for the six months ended June 30, 2009 and 2008, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At June 30, 2009, we had $48.6 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $16.9 million.

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at June 30, 2009.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at June 30, 2009 were as follows:

			Minimum Required
			for Capital			to be "Well
	Actual		Adequacy			Capitalized"
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$70,123
Goodwill and core deposit intangible	(13,072)
Disallowed servicing assets	(691)
Unrealized gain on securities AFS, net	(1,419)
Tangible capital to adjusted total assets	$54,941	9.4%		$8,800	1.5%	N/A	-
General valuation allowance	4,297
Deduction for low-level recourse	(1,607)
Total capital to risk-weighted assets	$57,631	13.5%		$34,067	8.0%	$42,583	10.0%

Tier 1 capital to risk-weighted assets	$54,941	12.9%	$	N/A	-	$25,550	6.0%

Tier 1 capital to total assets	$54,941	9.4%		$23,466	4.0%	$29,332	5.0%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at June 30, 2009 follows:

	Variable Rate Commitments	Fixed Rate Commitments	Total Commitments	Range of Rates on Fixed Rate Commitments
	(Dollars in thousands)

Commitments to extend credit	$26,444	$8,268	$34,712	2.75%-18.00%
Standby letters of credit	$1,897	$4,217	$6,114	3.25%-7.75%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program were sold with recourse.  The Bank has an agreement to sell residential loans of up to $71.0 million to the FHLB of Chicago.  Approximately $65.7 million has been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.6 million at June 30, 2009.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.  During 2008, the FHLB of Chicago announced that they would no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from participating financial institutions.  The FHLB of Chicago rescinded that decision in October 2008 and has continued to purchase loans under a reorganized MPF program.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship with Fannie Mae to purchase loans.

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

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

The tables below set forth, as of March 31, 2009 and December 31, 2008, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

March 31, 2009
		NPV			Net Portfolio Value as a Percentage of Present Value of Assets
			Estimated Increase (Decrease) in NPV
Change in Interest Rates		Estimated NPV	Amount	Percent	NPV Ratio	Change
(Dollars in thousands)

+300	bp	$66,731	$(6,475)	(9)%	10.69%	-73	bp
+200	bp	70,428	(2,778)	(4)	11.16	-27	bp
+100	bp	72,649	(557)	(1)	11.41	-1	bp
+50	bp	72,869	(337)	—	11.41	-1	bp
0	bp	73,207	—	—	11.43	0	bp
-50	bp	72,778	(428)	(1)	11.33	-9	bp
-100	bp	71,138	(2,068)	(3)	11.08	-35	bp

December 31, 2008
		NPV			Net Portfolio Value as a Percentage of Present Value of Assets
			Estimated Increase (Decrease) in NPV
Change in Interest Rates		Estimated NPV	Amount	Percent	NPV Ratio	Change
(Dollars in thousands)

+300	bp	$57,120	$(9,578)	(14)%	9.05%	-121	bp
+200	bp	61,568	(5,130)	(8)	9.64	-62	bp
+100	bp	65,158	(1,541)	(2)	10.10	-16	bp
+50	bp	65,955	(743)	(1)	10.18	-8	bp
0	bp	66,698	—	—	10.26	0	bp
-50	bp	66,721	23	—	10.24	-2	bp
-100	bp	65,417	(1,281)	(2)	10.04	-22	bp

The 2009 table above indicates that at March 31, 2009, in the event of a 100 basis point decrease in interest rates, we would experience a 3% decrease in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 9% decrease in net portfolio value.  Management does not believe that the Company’s primary market risk exposures at June 30, 2009, and how those exposures were managed during the six months ended June 30,

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

2009 have changed significantly when compared to the immediately preceding quarter ended March 31, 2009.  However, the Company’s primary market risk exposure has not yet been quantified at June 30, 2009 as the Office of Thrift Supervision Net Portfolio Value Model is not yet available and the complexity of the model makes it difficult to accurately predict results.

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

Item 1A – Risk Factors.

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.  Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  The special assessment is payable on September 30, 2009.  We recorded an expense of $280,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.  The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.  In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

A Legislative Proposal Has Been Introduced That Would Eliminate our Primary Federal Regulator and Require us to Convert to a National Bank or State Bank.

The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure.  The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator.  The proposal would also eliminate federal savings associations and require all federal savings associations, such as First Clover Leaf Bank, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association.  A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effective date of the legislation.  As of the date of this quarterly report on Form 10-Q, the legislative proposals contained in the Treasury white paper,  including its proposal to eliminate the federal thrift, have not been formally considered by either house of the U.S. Congress.  Accordingly, it is not clear whether the proposal to eliminate the federal thrift charter will become law.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

April 1 - 30, 2009	302,866	$8.18	302,866	316,397
May 1 - 31, 2009	8,930	$8.25	8,930	307,467
June 1 - 30, 2009	95,193	$8.05	95,193	212,274
Total	406,989		406,989

(1)
The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, and on December 11, 2008, they increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares.  The plan has no expiration date.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 4 - Submission of Matters to a Vote of Security Holders.

(a) On May 27, 2009 the Company held its Annual Meeting of Stockholders.

(b) At the meeting, Gerard Schuetzenhofer, Joseph Stevens, Dennis Terry, and Dennis Ulrich were elected, each to serve a three-year term.

The following directors continue in office:
Joseph Helms
Robert Schwartz
Nina Baird
Donald Engelke
Harry Gallatin
Joseph J. Gugger
Kenneth Highlander
Gary Niebur
Dean Pletcher

(c) Stockholders voted on the following matters:

(i)	The election of the following directors of the Company:

DIRECTOR:	FOR	WITHHELD

Gerard Schuetzenhofer	6,610,417	64,281

Joseph Stevens	6,615,721	58,977

Dennis Terry	6,614,776	59,922

Dennis Ulrich	6,597,819	76,879

(ii)	The ratification of the appointment of McGladrey & Pullen, LLP as independent registered public accounting firm for the Company for the year ending December 31, 2009:

VOTES	FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

6,674,698	6,635,207	38,391	1,100	0

Item 5 - Other Information.

None

Item 6 – Exhibits.

(a)	Exhibits.
31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32:	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: August 10, 2009	BY:	/s/ Dennis M. Terry
Dennis M. Terry, President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald, Senior Vice-President and Chief Financial Officer