Form 10-Q
period 2009-09-30
First Clover Leaf Financial Corp.
filed 2009-11-12
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to _________

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding November 10, 2009
Common Stock, par value $.10 per share	8,007,996

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Index
FIRST CLOVER LEAF FINANCIAL CORP.
 Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2009	2008
Cash and due from banks	$7,246,835	$19,290,559
Interest-earning deposits	13,769,636	13,562,730
Federal funds sold	33,853,199	34,282,095
Total cash and cash equivalents	54,869,670	67,135,384
Interest-earning time deposits	-	5,210,461
Securities available for sale	96,482,283	103,567,578
Federal Home Loan Bank stock	6,306,273	6,306,273
Loans, net of allowance for loan losses
of $5,231,952 and $3,895,246, respectively	413,944,253	430,678,727
Loans held for sale	925,120	240,000
Property and equipment, net	11,243,309	12,512,865
Accrued interest receivable	2,251,228	2,461,320
Goodwill	11,385,323	20,685,323
Core deposit intangible	1,579,001	1,948,001
Foreclosed assets	696,554	632,796
Mortgage servicing rights	733,552	657,660
Other assets	2,467,391	1,288,406
Total assets	$602,883,957	$653,324,794
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$28,236,454	$24,994,196
Interest bearing deposits	416,845,963	422,308,722
Total deposits	445,082,417	447,302,918
Federal Home Loan Bank advances	40,680,000	49,967,919
Securities sold under agreements to repurchase	29,595,275	55,103,313
Subordinated debentures	3,919,192	3,886,144
Accrued interest payable	1,454,608	1,245,555
Other liabilities	2,567,458	2,162,236
Total liabilities	523,298,950	559,668,085

Stockholders' Equity:
Preferred stock, $.10 par value; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, $.10 par value; 20,000,000 shares authorized;
10,142,123 shares issued; 8,076,001 and 8,793,753 shares outstanding
at September 30, 2009 and December 31, 2008, respectively	1,014,212	1,014,212
Additional paid-in capital	81,356,361	81,339,895
Retained earnings	14,217,323	23,230,811
Accumulated other comprehensive income	1,765,620	1,195,673
Unearned Employee Stock Ownership Plan shares	(625,913)	(658,856)
Treasury Stock, at cost; 2,066,122 and 1,348,370 shares at
September 30, 2009 and December 31, 2008, respectively	(18,142,596)	(12,465,026)
Total stockholders' equity	79,585,007	93,656,709
Total liabilities and stockholders' equity	$602,883,957	$653,324,794

See Accompanying Notes to Consolidated Financial Statements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$5,975,400	$5,018,585	$18,048,966	14,700,713
Securities:
Taxable interest income	782,349	548,579	2,597,157	1,826,602
Non-taxable interest income	159,802	48,728	435,184	145,707
Interest-earning deposits, federal funds sold, and other	26,085	160,558	122,673	611,894
Total interest income	6,943,636	5,776,450	21,203,980	17,284,916

Interest expense:
Deposits	2,561,187	2,556,489	7,862,894	7,927,332
Federal Home Loan Bank advances	367,103	188,139	1,291,979	519,224
Securities sold under agreements to repurchase	16,826	104,151	54,525	310,863
Subordinated debentures	75,094	75,093	223,192	223,888
Total interest expense	3,020,210	2,923,872	9,432,590	8,981,307

Net interest income	3,923,426	2,852,578	11,771,390	8,303,609

Provision for loan losses	1,000,000	145,000	1,668,990	501,866

Net interest income after provision for loan losses	2,923,426	2,707,578	10,102,400	7,801,743

Non-interest income:
Service fees on deposit accounts	89,158	64,319	224,704	170,742
Other service charges and fees	73,952	55,456	197,211	130,050
Loan servicing fees	54,613	18,126	135,095	68,378
Gain on sale of loans	105,265	87,512	491,540	214,117
Other	9,336	2,802	34,459	10,060
Total non-interest income	332,324	228,215	1,083,009	593,347

Non-interest expense:
Compensation and employee benefits	1,122,790	901,479	3,398,746	2,529,982
Occupancy expense	370,092	286,214	1,087,476	769,753
Data processing services	140,808	114,294	417,899	338,873
Director fees	51,750	56,000	160,700	188,850
Professional fees	204,212	111,053	597,400	354,328
Federal Deposit Insurance Corporation insurance premiums	173,175	15,371	602,591	31,393
Amortization of core deposit intangible	108,000	85,000	369,000	317,000
Amortization of mortgage servicing rights	11,068	14,052	175,767	68,929
Goodwill impairment	-	-	9,300,000	-
Impairment loss on assets	355,989	-	355,989	-
Other	436,277	339,570	1,273,525	955,345
Total non-interest expense	2,974,161	1,923,033	17,739,093	5,554,453

Income (loss) before income taxes	281,589	1,012,760	(6,553,684)	2,840,637

Income taxes	70,100	367,300	974,496	1,026,825
Net income (loss)	$211,489	$645,460	$(7,528,180)	$1,813,812

Basic and diluted income (loss) per share (see Note 6)	$0.03	$0.08	$(0.91)	$0.22
Dividends per share	$0.06	$0.06	$0.18	$0.18

See Accompanying Notes to Consolidated Financial Statements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$211,489	$645,460	$(7,528,180)	$1,813,812
Other comprehensive income (loss):
Unrealized gains (losses) on securities
arising during the period, net of tax	342,806	(297,963)	569,946	(289,661)
Comprehensive income (loss)	$554,295	$347,497	$(6,958,234)	$1,524,151

See Accompanying Notes to Consolidated Financial Statements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(7,528,180)	$1,813,812
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Amortization of:
Deferred loan origination costs, net	48,249	57,904
Premiums and discounts on securities	(115,651)	(146,824)
Core deposit intangible	369,000	317,000
Mortgage servicing rights	175,767	68,929
Amortization of fair value adjustments on:
Loans	(50,300)	(227,000)
Time deposits	(125,500)	15,000
Federal Home Loan Bank advances	(32,999)	16,000
Subordinated debentures	33,048	33,048
Investment securities	(41,700)	(86,200)
Property and equipment	12,054	12,054
Goodwill impairment	9,300,000	-
Impairment loss on assets	355,989	-
Provision for loan losses	1,668,990	501,866
Depreciation expense	538,206	373,413
ESOP expense	49,409	60,229
Gain on sale of loans	(491,540)	(214,117)
Loss on sale of foreclosed real estate	47,638	15,000
Proceeds from sales of loans held for sale	24,232,976	13,747,635
Originations of loans held for sale	(24,426,556)	(14,142,918)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	210,092	(75,581)
Increase in mortgage servicing rights	(251,659)	(142,208)
Increase in other assets	(353,985)	(531,882)
Increase (decrease) in accrued interest payable	209,053	(294,549)
Increase in other liabilities	70,185	258,885
Net cash flows from operating activities	3,902,586	1,429,496
Cash flows from investing activities:
Proceeds from maturity of interest-earning time deposits	25,847,832	17,619,286
Purchase of interest-earning time deposits	(20,637,371)	(12,852,194)
Available for sale securities:
Purchases	(92,450,000)	(119,740,000)
Proceeds from calls, maturities and paydowns	100,597,630	95,993,584
Net decrease (increase) in loans	13,953,232	(41,644,152)
Purchase of property and equipment	(461,693)	(3,385,359)
Proceeds from the sale of foreclosed real estate	1,002,907	285,000
Net cash flows provided by (used in) investing activities	$27,852,537	$(63,723,835)

(Continued)

Index
FIRST CLOVER LEAF FINANCIAL CORP.
(Continued)
	Nine Months Ended
	September 30,
	2009	2008

Cash flows from financing activities:
Net (decrease) increase in deposits	$(2,095,001)	$40,930,937
Net (decrease) increase in securities sold under agreements to repurchase	(25,508,038)	25,528,020
Proceeds from Federal Home Loan Bank advances	5,000,000	10,000,000
Repayment of Federal Home Loan Bank advances	(14,254,920)	(3,000,000)
Repurchase of Common Stock	(5,677,570)	(4,192,830)
Cash dividends	(1,485,308)	(1,447,321)
Net cash flows (used in) provided by financing activities	(44,020,837)	67,818,806
Net (decrease) increase in cash and cash equivalents	(12,265,714)	5,524,467
Cash and cash equivalents at beginning of period	67,135,384	37,084,575
Cash and cash equivalents at end of period	$54,869,670	$42,609,042

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,348,988	$9,211,808
Income tax payments, net	1,233,593	940,071

Non-cash transactions
Loans transferred to foreclosed assets	1,114,303	-
Property and equipment transferred to other assets	825,000	-

See Accompanying Notes to Consolidated Financial Statements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies:

The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company” or “First Clover Leaf”) for the year ended December 31, 2008 contained in the 2008 Annual Report to Stockholders that is filed as an exhibit to the Company’s Annual Report on Form 10-K.

The Company is a Maryland corporation that was incorporated in March 2006 as the successor corporation to First Federal Financial Services, Inc., in connection with the July 2006 “second-step” conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank.  The accompanying interim consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, First Clover Leaf Bank (the “Bank”) and its wholly owned subsidiary, Clover Leaf Financial Services.  First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF.”

Reclassifications have been made to certain balances, with no effect on net income or stockholders’ equity, for the nine months ended September 30, 2008, to be consistent with the classifications adopted for the nine months ended September 30, 2009.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(2)	Intangible Assets:

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	September 30,	December 31,
	2009	2008

Core deposit intangible	$3,258,000	$3,258,000
Accumulated amortization	(1,678,999)	(1,309,999)
Total	$1,579,001	$1,948,001

Amortization expense on the core deposit intangible for the three and nine months ended September 30, 2009 was $108,000 and $369,000, respectively and $85,000 and $317,000 for the comparable periods in 2008.

Estimated amortization expense on the core deposit intangible for the remaining three months of 2009 and each of the five succeeding fiscal years is as follows:

Core
Deposit
Intangible

Three months ending December 31, 2009	$99,000
Year ending December 31, 2010	359,000
Year ending December 31, 2011	304,000
Year ending December 31, 2012	281,000
Year ending December 31, 2013	223,000
Year ending December 31, 2014	116,001

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities:

The following table sets forth the composition of our available-for-sale securities portfolio at the dates indicated:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Investment Securities:
U.S. government sponsored agency obligations	$55,736,998	$855,342	$(72,799)	$56,519,541
Corporate bonds	2,595,052	31,739	(102,436)	2,524,355
State and municipal securities	14,621,026	895,184	-	15,516,210
Other Securities	75,251	-	-	75,251
Mortgage-backed securities	20,651,059	1,195,957	(90)	21,846,926

Total Investment Securities available for sale	$93,679,386	$2,978,222	$(175,325)	$96,482,283

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Investment Securities:
U.S. government sponsored agency obligations	$58,413,597	$965,204	$(32,656)	$59,346,145
Corporate bonds	3,093,991	-	(264,725)	2,829,266
State and municipal securities	12,238,209	303,990	(91,616)	12,450,583
Other Securities	75,251	-	-	75,251
Mortgage-backed securities	27,848,619	1,018,724	(1,010)	28,866,333

Total Investment Securities available for sale	$101,669,667	$2,287,918	$(390,007)	$103,567,578

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities (Continued):

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008, are summarized as follows:

	September 30, 2009

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

U.S. government sponsored
agency obligations	$15,734,920	72,799	$-	$-	$15,734,920	$72,799
Corporate bonds	-	-	744,564	102,436	744,564	102,436
Mortgage-backed securities	52,006	90	-	-	52,006	90
	$15,786,926	$72,889	$744,564	$102,436	$16,531,490	$175,325

	December 31, 2008

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

U.S. government sponsored
agency obligations	$4,996,362	32,656	$-	$-	$4,996,362	$32,656
Corporate bonds	2,152,307	94,684	676,959	170,041	2,829,266	264,725
State and municipal securities	1,657,919	91,616	-	-	1,657,919	91,616
Mortgage-backed securities	297,325	1,010	-	-	297,325	1,010
	$9,103,913	$219,966	$676,959	$170,041	$9,780,872	$390,007

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value.  In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At September 30, 2009, the Company had 14 securities in an unrealized loss position which included: 10 U.S. government sponsored agency obligations, two corporate bonds, and two mortgaged-backed securities.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities (Continued):

The amortized cost and fair value at September 30, 2009, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, stated maturities are not disclosed.

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$4,412,654	$4,473,915
Due after one year through five years	38,246,441	39,218,587
Due after five years through ten years	26,254,938	26,811,224
Due after ten years	4,039,043	4,056,380
Mortgage-backed securities	20,651,059	21,846,926
Other Securities	75,251	75,251

	$93,679,386	$96,482,283

Securities with a carrying amount of approximately $90,320,000 and $86,796,000 were pledged to secure deposits as required or permitted by law at September 30, 2009 and December 31, 2008, respectively.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(4)	Loans:

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At September 30,		At December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Real Estate Loans
One- to four-family residential loans(1)	$100,113,763	23.7%	$110,925,168	25.3%
Multi-family	20,746,817	4.9	18,150,435	4.2
Commercial	177,151,044	41.9	168,432,417	38.4
Construction and land	54,910,237	13.0	52,337,453	11.9
Total real estate loans	352,921,862	83.5	349,845,473	79.8

Commercial business	55,367,752	13.1	78,159,496	17.8

Consumer Loans	14,338,925	3.4	10,269,781	2.4

Total loans and loans held for sale	422,628,538	100.0%	438,274,750	100.0%
Less:
Undisbursed portion of construction loans	2,513,177		3,401,803
Deferred loan origination fees, net	14,036		58,974
Allowance for loan losses	5,231,952		3,895,246

Total loans and loans held for sale, net	$414,869,373		$430,918,727

(1) Includes loans held for sale of $925,120 and $240,000 at September 30, 2009 and December 31, 2008, respectively.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(5)	Asset Quality:

The following table sets forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	September 30,	December 31,
	2009	2008

Loans 90 days or more past due and still accruing	$849,770	$763,659
Nonaccrual loans, including $9,947,599 and $3,500,954 classified as impaired
as of September 30, 2009 and December 31, 2008, respectively	11,253,121	5,617,507
Other impaired loans	17,861,243	1,152,151
Total nonperforming and impaired loans	$29,964,134	$7,533,317

Allowance for loan losses on nonperforming and impaired loans	$2,876,107	$670,547

Asset Quality Ratios:

Non-performing assets and impaired loans to total assets	4.97%	1.15%
Non-performing and impaired loans to total loans	7.24	1.75
Allowance for loan losses to non-performing and impaired loans	17.46	51.71
Allowance for loan losses to total loans	1.26	0.90

Following is a summary of the activity in the allowance for loan losses:

	Nine Months Ended
	September 30,
	2009	2008
Balance at beginning of period	$3,895,246	$1,897,945
Charge-offs	(332,284)	(96,177)
Recoveries	-	15,517
Provision charged to expense	1,668,990	501,866
Balance at end of period	$5,231,952	$2,319,151

Further discussion of asset quality and of the adequacy of the allowance for loan losses at September 30, 2009 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net earnings (losses) available to common stockholders	$211,489	$645,460	$(7,528,180)	$1,813,812

Basic potential common shares:
Weighted average shares outstanding	8,111,107	8,176,731	8,363,902	8,229,111
Weighted average unallocated Employee Stock
Ownership Plan shares	(123,280)	(131,784)	(125,390)	(133,902)
Basic weighted average shares outstanding	7,987,827	8,044,947	8,238,512	8,095,209

Dilutive potential common shares	-	-	-	-

Dilutive weighted average shares outstanding	7,987,827	8,044,947	8,238,512	8,095,209

Basic and diluted earnings (losses) per share	$0.03	$0.08	$(0.91)	$0.22

(7)	Employee Stock Ownership Plan:

The Company has an employee stock ownership plan (ESOP) which covers substantially all employees who have attained the age of 21 and completed one year of service.  In connection with its initial stock offering in 2004, the Company loaned funds to the ESOP for the purchase of its common stock at the initial public offering price.  The loan is being repaid based on a variable interest rate over 20 years beginning December 31, 2004.  All shares are held in a suspense account for allocation among the participants as the loan is repaid.  Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the remaining life of the note.  Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account.  As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $16,244 and $49,409 was incurred for the three and nine months ended September 30, 2009, respectively and $18,927 and $60,229 for the comparable periods in 2008.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(7)	Employee Stock Ownership Plan (Continued):

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note.

The following table reflects the shares held by the plan at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Unallocated shares (fair value at September 30, 2009 and
December 31, 2008 of $848,239 and $875,027, respectively)	121,177	$127,555
Allocated Shares	49,582	43,204
Total ESOP Shares	170,759	$170,759

(8)	Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01 (formerly Statement No. 168), Topic 105 – Generally Accepted Accounting Principles - amendments based on-Statement of Financial Accounting Standards No. 168 -The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification does not change current GAAP, but rather it is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  The Company adopted this standard for the interim reporting period ending September 30, 2009.  The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

On January 1, 2010, the Company will be required to follow the new disclosure guidance in FASB Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, which is related to transfers of assets.  This guidance is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets.  The Company is currently evaluating the impact of adopting the guidance.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value of Financial Instruments:

FASB ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  Fair value is determined under the framework established by ASC Topic 820, Fair Value Measurements and Disclosures.  ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirement.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  The following information presents estimated fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 and the methods and assumptions used to estimate those fair values.

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

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value of Financial Instruments (Continued):

The estimated fair values and related carrying or notional amounts of the Company's financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$54,869,670	$54,869,670	$67,135,384	$67,135,384
Interest-earning time deposits	-	-	5,210,461	5,210,461
Securities available for sale	96,482,283	96,482,283	103,567,578	103,567,578
Federal Home Loan Bank stock	6,306,273	6,306,273	6,306,273	6,306,273
Loans, net	414,869,373	408,433,325	430,918,727	437,952,913
Accrued interest receivable	2,251,228	2,251,228	2,461,320	2,461,320

Financial liabilities:
Non-interest bearing deposits	28,236,454	28,236,454	24,994,196	24,994,196
Interest bearing deposits	416,845,963	420,669,963	422,308,722	424,696,738
Federal Home Loan Bank advances	40,680,000	41,732,000	49,967,919	50,673,734
Securities sold under agreement
to repurchase	29,595,275	29,595,275	55,103,313	55,103,313
Subordinated debentures	3,919,192	3,898,192	3,886,144	3,957,709
Accrued interest payable	1,454,608	1,454,608	1,245,555	1,245,555

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

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures, which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

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

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level during the period ended September 30, 2009 are summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Investment Securities:
U.S. government sponsored agency obligations	$-	$56,519,541	$-	$56,519,541
Corporate bonds	-	2,524,355	-	2,524,355
State and municipal securities	-	15,516,210	-	15,516,210
Other securities	-	75,251	-	75,251
Mortgage-backed securities	-	21,846,926	-	21,846,926
Total Investment Securites available for sale	$-	$96,482,283	$-	$96,482,283

Assets and liabilities measured at fair value on a nonrecurring basis by fair value hierarchy level during the period ended September 30, 2009 are summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$27,639,187	$169,655	$27,808,842
Foreclosed assets	$-	$696,554	$-	$696,554
Goodwill	$-	$11,385,323	$-	$11,385,323

Impaired loans that are collateral dependent have been written down to the fair value of the collateral, less estimated costs to sell, of $27.8 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value of the collateral.  Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The calculated valuation amount does not necessarily represent the fair value of the loan.  Management believes it is more likely than not that a workout solution or liquidation of the collateral is the best use of the asset and therefore has measured fair value based on the underlying collateral of the loan.  If management were to sell the impaired loan portfolio to a third party instead of liquidating the collateral, the measurement of fair value could be significantly different.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(10)	Fair Value Disclosures (Continued):

As noted in Note 11, an implied fair value of goodwill was measured for the reporting unit, in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  The fair values disclosed in Note 9 reflect the estimated fair values of the assets and liabilities assuming the sale of those assets and liabilities to a willing third party.

(11)	Goodwill Impairment:

The company reported goodwill from its acquisition of Clover Leaf Bank in 2006 in the amount of $9.4 million and its acquisition of Partners Bank in 2008 in the amount of $11.3 million, for a total of $20.7 million in goodwill.  In accordance with ASC Topic 350, Intangibles-Goodwill and Other, goodwill and intangible assets with indefinite useful lives are no longer amortized, rather they are assessed, at least annually, for impairment.  The Company tests goodwill for impairment on an annual basis as of September 30, or more often if events or circumstances indicate there may be impairment.  Management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.

As outlined in ASC Topic 350, the goodwill impairment analysis involves a two-step test.  Step one includes two valuation methodologies; (i) the comparable transactions approach, and (ii) the control premium approach. The first valuation methodology, used to identify potential impairment, involves comparing the fair value of the reporting unit to its carrying value including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired.  If the carrying value exceeds fair value, there is an indication of impairment, and the second valuation methodology is performed to measure the amount of impairment.  The second valuation methodology involves calculating an implied fair value of goodwill for the reporting unit, in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first valuation methodology, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the carrying value of the reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded against earnings for the excess.

As a result of ongoing volatility in the financial industry, primarily a decline in pricing ratios recently paid in the sale or merger of banking franchises, and the corresponding decline in the industry based control premiums, First Clover Leaf determined it was necessary to perform an interim goodwill impairment test during the second quarter of 2009.  An independent third party was engaged to assist with the impairment assessment.  The two step valuation approach was performed as of June 30, 2009, and the results indicated that goodwill was impaired.  As a result, a non-cash goodwill impairment charge of $9.3 million was recorded as of June 30, 2009.  The impairment charge was included in noninterest expense and did not affect our regulatory or tangible capital ratios.

Effective September 30, 2009, we performed our annual goodwill impairment test. Upon completion of the first step of the goodwill impairment test, the fair value of the reporting unit was less than its carrying value by approximately $300,000. As such, the second step of the goodwill impairment test was required to determine the amount of impairment loss, if any. The second step is being completed with the assistance of an independent valuation firm and the preliminary results indicate that no further goodwill impairment loss is necessary, beyond what was recorded as of June 30, 2009. The preliminary results show an increase in non-performing loans during the third quarter, which resulted in assigning a lower fair value to certain of the Company’s net assets in the second step of the goodwill impairment test as compared to their carrying amounts. This increased the implied fair value of goodwill to an amount greater than the recorded amount. We will complete the second step of the goodwill impairment test in the fourth quarter and if our preliminary results change such that a goodwill impairment loss is required, we will record that loss in the fourth quarter.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(11)	Goodwill Impairment (Continued):

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future, and we may be required to record additional goodwill impairment losses in future periods.  It is not possible at this time to determine if any such future impairment loss would result or, it if does, whether such charge would be material.  However, any such future impairment loss would be limited to the remaining goodwill balance of $11.4 million at September 30, 2009.  Subsequent reversal of goodwill impairment losses is not permitted.

(12)	Subsequent Events:

Events occurring subsequent to September 30, 2009, have been evaluated as to their potential impact to the financial statements through November 12, 2009, the date of filing this Form 10-Q.

On October 27, 2009, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended September 30, 2009. The dividend will be payable to stockholders of record as of November 13, 2009 and is expected to be paid on November 20, 2009.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution you not to place undue reliance on any such forward-looking statements, which only speak as of the date made.  The Company wishes to advise you that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention and also considered to be impaired. For such loans an allowance is established when the fair value of the collateral, less estimated costs to sell, is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

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

Goodwill and Other Intangible Assets.  Over the past several years, First Clover Leaf has grown through acquisitions accounted for under the purchase method of accounting.  Under the purchase method, First Clover Leaf was required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to amortization.

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

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Goodwill recorded by First Clover Leaf in connection with its acquisitions relates to the inherent value in the businesses acquired, and this value is dependent upon First Clover Leaf’s ability to provide quality, cost effective services in a competitive market place.  The continued value of recorded goodwill is impacted by the value of our stock and continued profitability of the organization.  In the event that the stock price experiences significant declines or the operations of the company lack profitability an impairment of goodwill would need to be recognized.  Any impairment recognized would adversely impact earnings in the period in which it is recognized.

First Clover Leaf utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value as of the measurement date utilizing two valuation methodologies including the comparable transactions approach, and the control premium approach.  We then compare the estimated fair value to the current carrying value to determine if goodwill impairment had occurred as of the measurement date.  Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine that goodwill is impaired, the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations.  In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.  See Item 1 Note 11 for additional information on goodwill impairment.

Overview

Net income decreased to $211,000 for the three months ended September 30, 2009 from $645,000 for the same period last year.  This decrease was due primarily to an increase in provision for loan losses, an impairment loss on assets related to a building held for sale, and higher expenses for compensation and FDIC insurance premiums offset by higher net interest income.  For the nine months ended September 30, 2009, First Clover Leaf recorded a net loss of $7.5 million compared to net income of $1.8 million for the same period in 2008 due primarily to the $9.3 million goodwill impairment charge recorded as of June 30, 2009.  Net interest income increased $3.5 million over the prior period.  During the nine-month period of 2009, we incurred a $356,000 impairment loss on assets, a $280,000 FDIC special assessment charge, and also experienced higher expenses for compensation and employee benefits and occupancy as a result of the opening of a new branch in June 2008 and the acquisition of Partners Bank in October 2008.  We also experienced higher expenses for provisions for loan losses, regular FDIC insurance premiums, and professional fees.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total Assets.  Total assets decreased to $602.9 million at September 30, 2009 from $653.3 million at December 31, 2008.  Total cash and cash equivalents decreased to $54.9 million at September 30, 2009 from $67.1 million at December 31, 2008.  The decrease in cash and cash equivalents was due primarily to a decrease in cash and due from banks as the balance in our securities sold under agreements to repurchase decreased $25.5 million.  Securities available for sale decreased to $96.5 million at September 30, 2009 from $103.6 million at December 31, 2008.  The decrease was due primarily to calls, maturities and pay-downs of $100.6 million, partially offset by purchases of $92.5 million.  Loans, net amounted to $414.9 million at September 30, 2009, compared to $430.9 million at December 31, 2008.  This decrease was a result of loan paydowns and maturities exceeding new loan originations.  Due to the current economic environment, new loan demand, especially in the commercial real estate market, is not as strong as it has been in prior periods.  Goodwill decreased to $11.4 million at September 30, 2009 from $20.7 million at December 31, 2008.  This decrease was a result of a $9.3 million impairment charge recorded in June 2009.

Total Liabilities.  Deposits decreased slightly to $445.1 million at September 30, 2009 from $447.3 million at December 31, 2008.  Securities sold under agreements to repurchase decreased to $29.6 million at September 30, 2009 from $55.1 million at December 31, 2008.  The change in securities sold under agreements to repurchase was due primarily to fluctuations by one significant customer.  This type of fluctuation is a normal occurrence for this customer.  Federal Home Loan Bank advances at September 30, 2009 were $40.7 million compared to $50.0 million at December 31, 2008.

Stockholders’ Equity.  Stockholders’ equity decreased to $79.6 million at September 30, 2009 from $93.7 million at December 31, 2008, principally as a result of a $7.5 million net loss which included a $9.3 million goodwill impairment charge recorded in June 2009 that did not impact our regulatory capital ratios, including our classification as “well capitalized.”  Stockholders’ equity was also reduced as a result of the repurchase of $5.7 million of the Company’s common stock, and the payment of cash dividends of $1.5 million during the nine months ended September 30, 2009.

Asset Quality

The Company has experienced an increase in nonperforming loans due to the current economic slowdown.  Detailed information concerning the Company’s nonaccrual, impaired and substandard loans is described in the paragraphs that follow.  Overall, the Company has a very limited number and value of what would be classified as high risk loans.  The Company does not originate subprime loans and holds a very small number and dollar value of ARM products.  The Company does hold some junior lien mortgages and high loan-to-value ratio mortgages; however, they total a very insignificant portion of our loan portfolio.  The Company is reviewing these loans regularly and has not seen any increase in the delinquency trends for these products.  Our allowance for loan loss methodology has remained consistent. As commercial loans mature and requests for renewals are processed, either a new appraisal is obtained or the Company performs an internal valuation of the collateral based on comparable sales.  Additionally, the original appraisal is discounted if the Company believes it is warranted.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2009, the Company’s nonaccrual loans increased $5.7 million to $11.3 million from $5.6 million at December 31, 2008, while other impaired loans increased $16.7 million to $17.9 million from $1.2 million at December 31, 2008.  The increase in nonaccrual loans was a result of nine loans being reclassified to nonaccrual status.  The largest loan is a $1.9 million loan to a real estate investor, who is experiencing high vacancy rates and property repairs resulting in decreased cash flows due to the economic slowdown.  The borrower is currently working with a management company to decrease the vacancy rates.  The next largest loan is a $1.4 million loan to a commercial contractor whose project has been adversely impacted by the current economic slowdown.  The next largest loan is a $750,000 real estate development for single family residences.  This is a new development that, due to economic conditions, has had a very slow start. The next largest loan is a $674,000 loan to a real estate developer.  This loan is in the process of being restructured.  The remaining balance is made up of small credits, each less than $500,000. Appraisals have been obtained for all of the above mentioned credits and shortfalls are being reserved through provisions for loan losses.

The increase in other impaired loans was due to the addition of several accounts that were all related to investment real estate.  The largest credit reclassified to impaired loans was a $6.9 million credit to a builder with excess inventory.  This loan is secured by residential investment property for which appraisals have been obtained.  Currently the collateral on this loan is sufficient to cover the majority of the outstanding balance, and sufficient reserves have been set aside for the remaining outstanding balance. The next largest loan is a $3.9 million development loan to a subdivision developer with excess inventory that is selling slowly due to the economic slowdown.  The loan is secured by the residential property, and the appraisal for the property has been reviewed and updated to reflect current market conditions and sales values. The next three largest relationships are a $2.1 million credit to a commercial contractor, a $2.0 million credit secured by residential investment property, and a $1.6 million credit to a residential builder.  The $2.1 million credit is to a builder whose situation has been impacted by the current economic slowdown and other business issues.  This credit is currently being evaluated for a possible restructuring arrangement.  The $2.0 million credit is secured by rental property for which vacancies have increased substantially, and the $1.6 million credit is secured by single family residences.  The Company has appraisals on all of the aforementioned properties. The appraised values are sufficient to cover the outstanding balance on two of the credits, and reserves have been allocated for the shortfall in the appraised value of the remaining credit.  The remaining $1.6 million increase in impaired loans is made up of several properties that each have outstanding balances of less than $1.0 million.

Under the Company’s internal review policy, loans classified as substandard totaled $27.8 million at September 30, 2009 and $6.1 million at December 31, 2008.  The $21.7 million increase was due to the reclassification of several real estate related accounts that had been previously classified as special mention, but due to no significant improvement in their financial condition since year end, we have elected to downgrade the credits to substandard.  The largest addition was a $6.9 million credit to a builder with excess inventory (as discussed above).  This loan is secured by residential investment property for which recent appraisals have been obtained.  The next largest loan is a $3.9 million development loan to a subdivision developer with excess inventory that is selling slowly due to the economy (as discussed above). The loan is secured by the residential property.  The appraisal has been reviewed and updated to reflect current market conditions and sales values.  The next four largest relationships are (i) a $2.1 million credit to a commercial contractor (as discussed above), (ii) a $2.0 million credit secured by residential investment property (as discussed above), (iii) a $2.0 million credit to a real estate builder and developer, and (iv) a $1.3 million credit to a real estate broker.  The $2.1 million credit is to a builder whose project has been impacted by the current economic slowdown.

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

The allowance for loan losses to non-performing and impaired loans, which is listed in the “Asset Quality Ratios” table in Item 1 Note 5, decreased significantly to 17.46% at September 30, 2009, compared to 51.71% at December 31, 2008.  This decline is due to the large increase in non-performing loans that did not require proportionate reserves under our allowance methodology.  The loans that were reclassified to impaired loan status were previously classified as special mention loans.  Loans classified as special mention are not evaluated individually for loan loss reserves.  The loan loss reserve for special mention loans is calculated on a percentage allocation, which is based on the Company’s historical loss performance adjusted for qualitative factors. Once a special mention loan is reclassified to an impaired or substandard loan, they are evaluated individually with consideration being given to vacancies, market stabilization, cash flows and appraisals.  Specific loan loss reserves are allocated to each loan based on the above conditions.  Of the loans that were reclassified to impaired status in the third quarter of 2009, the majority required little to no special allocation of loan loss reserve.  Therefore, our loan loss reserve balance did not increase proportionately to the increase in the volume of non-performing loans.

Results of Operations

General.  Net income decreased by $9.3 million to a $7.5 million loss for the nine months ended September 30, 2009 compared to $1.8 million in net income for the same period last year.  The decrease in net income was due primarily to a $9.3 million goodwill impairment charge, discussed above.  Despite the overall net loss due to the above charges, the Company recorded higher net interest income and non-interest income for the three and nine months ended September 30, 2009 compared to the same periods in 2008.

Yields on all interest-earning assets declined for the nine months ended September 30, 2009 compared to the same period in 2008 due to the interest rate cuts instituted by the Federal Reserve.  These rate cuts resulted in declining yields in our loan portfolio, as a significant number of our loans are adjustable-rate loans that reprice according to the prime rate changes. The rate cuts also impacted our interest-earning deposits with depository institutions as those assets also have adjustable-rates versus fixed rates.  The declining rate environment has resulted in a number of the bonds in our securities portfolio being called and the Company reinvesting the proceeds in lower yielding bonds.  We continue to attempt to absorb the effects of the interest rate cuts through lowering the rates we pay on deposits.  However, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate repricing as rates fluctuate.  Overall, further downward pressure on interest rates is unlikely to benefit our net interest margin or net income.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The results for the three and nine months ended September 30, 2009 reflect the October 2008 acquisition of Partners Bank, which had $170.0 million in assets, $101.6 million in loans, and $108.7 million of deposits at the time of acquisition.

Net interest income.  Net interest income increased by $1.0 million to $3.9 million for the three months ended September 30, 2009 from $2.9 million for the same period last year.  Net interest income increased by $3.5 million to $11.8 million for the nine months ended September 30, 2009 from $8.3 million for the comparable period in 2008.  Net average interest-earning assets were $71.4 million for the nine months ended September 30, 2009, compared to $76.3 million for the same period in 2008. The ratio of interest-earning assets to interest-bearing liabilities decreased to 113.68% for the nine months ended September 30, 2009 from 123.63% for the same period in 2008.  The net interest rate spread increased to 2.36% for the nine months ended September 30, 2009, compared to 2.06% for the comparable period in 2008.  The average rate earned on interest-earning assets decreased by 100 basis points for the nine months ended September 30, 2009 to 4.78% from 5.78% for the same period in 2008, while the average rate paid on interest-bearing liabilities decreased by 130 basis points during these periods.  The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth the average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or expense.  Yields and rates have been annualized.

	Three Months Ended September 30,			Three Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$421,621	$5,975	5.62%	$327,564	$5,019	6.10%
Securities	99,183	942	3.77	53,182	597	4.47
Federal Home Loan Bank stock	6,306	-	-	5,604	-	-
Interest-earning balances from depository institutions	46,290	27	0.23	26,920	161	2.38
Total interest-earning assets	573,400	6,944	4.80	413,270	5,777	5.56
Non-interest-earning assets	39,267			30,725
Total assets	$612,667			$443,995

Interest-bearing liabilities:
Interest-bearing transaction	$167,404	719	1.70	$111,237	728	2.60
Savings deposits	18,815	51	1.08	18,029	102	2.25
Time deposits	218,540	1,792	3.25	157,131	1,727	4.37
Securities sold under agreements to repurchase	48,663	17	0.14	31,142	104	1.33
Federal Home Loan Bank advances	41,305	367	3.53	17,447	188	4.29
Subordinated debentures	3,911	75	7.61	3,869	75	7.71
Total interest-bearing liabilities	498,638	3,021	2.40	338,855	2,924	3.43
Non-interest-bearing liabilities	33,678			20,002
Total liabilities	532,316			358,857
Stockholders’ equity	80,351			85,138
Total liabilities and stockholders’ equity	$612,667			$443,995

Net interest income		$3,923			$2,853
Net interest rate spread (1)			2.40%			2.13%
Net interest-earning assets (2)	$74,762			$74,415
Net interest margin (3)			2.71%			2.75%
Ratio of interest-earning assets to interest-bearing liabilities			114.99%			121.96%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes loan fees collected in the amount of $38,191 and $28,066 for the three months ended September 30, 2009 and 2008, respectively.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$424,224	$18,049	5.69%	$313,564	$14,701	6.26%
Securities	98,853	3,032	4.10	53,542	1,972	4.92
Federal Home Loan Bank stock	6,306	-	-	5,604	-	-
Interest-earning balances from depository institutions	63,928	123	0.26	26,501	612	3.08
Total interest-earning assets	593,311	21,204	4.78	399,211	17,285	5.78
Non-interest-earning assets	48,268			28,529
Total assets	$641,579			$427,740

Interest-bearing liabilities:
Interest-bearing transaction	$187,653	2,173	1.55	$93,221	1,931	2.77
Savings deposits	18,678	174	1.25	18,347	317	2.31
Time deposits	216,267	5,516	3.41	163,204	5,679	4.65
Securities sold under agreements to repurchase	48,946	55	0.15	27,700	311	1.50
Federal Home Loan Bank advances	46,464	1,292	3.72	16,567	519	4.18
Subordinated debentures	3,901	223	7.64	3,857	224	7.76
Total interest-bearing liabilities	521,909	9,433	2.42	322,896	8,981	3.72
Non-interest-bearing liabilities	31,376			19,275
Total liabilities	553,285			342,171
Stockholders’ equity	88,294			85,569
Total liabilities and stockholders’ equity	$641,579			$427,740

Net interest income		$11,771			$8,304
Net interest rate spread (1)			2.36%			2.06%
Net interest-earning assets (2)	$71,402			$76,315
Net interest margin (3)			2.65%			2.78%
Ratio of interest-earning assets to interest-bearing liabilities			113.68%			123.63%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes loan fees collected in the amount of $157,552 and $143,561 for the nine months ended September 30, 2009 and 2008, respectively.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest income.  Interest and fee income on loans increased to $6.0 million for the three months ended September 30, 2009 from $5.0 million for the comparable period in 2008.  Interest income on loans increased primarily as a result of a higher average balance offset by a lower yield.  Interest and fee income on loans increased by $3.3 million to $18.0 million for the nine months ended September 30, 2009 from $14.7 million for the comparable period in 2008.  Interest income on loans increased primarily as a result of a higher average balance offset by a lower yield.  The average balance of loans was $424.2 million and $313.6 million for the nine months ended September 30, 2009 and 2008, respectively. The average balance increased primarily due to the Partners Bank acquisition.  The average yield on loans decreased to 5.69% for the nine months ended September 30, 2009 from 6.26% for the comparable period in 2008.

Interest income on securities increased to $942,000 for the three months ended September 30, 2009 from $597,000 for the comparable period in 2008.  The increase was due primarily to a higher average balance offset by a decline in yield.  Interest income on securities increased to $3.0 million for the nine months ended September 30, 2009 from $2.0 million for the comparable period in 2008.  The increase was due primarily to a higher average balance offset by a decline in yield.  The average balance of securities was $98.9 million and $53.5 million for the nine months ended September 30, 2009 and 2008, respectively.  The average balance increased primarily due to the Partners Bank acquisition.  The average yield on securities decreased to 4.10% from 4.92% for the nine months ended September 30, 2009 and 2008, respectively.

Interest on other interest-earning deposits decreased to $26,000 for the three months ended September 30, 2009 from $161,000 for the comparable period in 2008.  The decrease was due to an interest rate decline of 215 basis points despite an increased average balance.  Interest on other interest-earning deposits decreased to $123,000 for the nine months ended September 30, 2009 from $612,000 for the comparable period in 2008.  The average balance of other interest-earning deposits increased to $63.9 million from $26.5 million for the nine months ended September 30, 2009 and 2008, respectively, however, the average yield on other interest-earning deposits decreased to 0.26% for the nine months ended September 30, 2009 from 3.08% for the comparable period in 2008.  The lower yield on other interest-earning deposits was due to a declining interest rate environment, specifically the federal funds rate, which reprices on a daily basis.

Interest expense.  Interest expense on deposits remained at $2.6 million for the three months ended September 30, 2009 and 2008.  A decline in yield offset the increase in average interest-bearing deposits.  Interest expense on deposits remained at $7.9 million for the nine months ended September 30, 2009 and 2008 despite a significant increase in average interest-bearing deposits.  The average balance of interest-bearing deposits, comprised of interest bearing transactions, savings deposits, and time deposits, was $422.6 million and $274.8 million for the nine months ended September 30, 2009 and 2008, respectively.  The average balance increased primarily due to the Partners Bank acquisition.  The largest yield decline for the nine months ended September 30, 2009 compared to the same period in 2008 was in time deposits which experienced a yield decline of 124 basis points, followed by the yield on interest-bearing transactions which declined 122 basis points, and then by the yield on savings deposits which declined 106 basis points.

Interest expense on securities sold under agreements to repurchase decreased to $17,000 for the three months ended September 30, 2009 from $104,000 for the three months ended September 30, 2008.  The decrease was due to a decline in yield offset by a higher average balance.  Interest expense on securities sold under agreements to repurchase decreased to $55,000 for the nine months ended September 30, 2009 from $311,000 for the nine months ended September 30, 2008.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Although the average balance increased to $48.9 million from $27.7 million for the nine months ended September 30, 2009 and 2008, respectively, the yield decreased to 0.15% for the nine months ended September 30, 2009 from 1.50% for the comparable period in 2008.  The average balance increased primarily due to the Partners Bank acquisition.

Interest expense on Federal Home Loan Bank advances increased to $367,000 from $188,000 for the three months ended September 30, 2009 and 2008, respectively due primarily to a higher average balance offset by a decline in yield.  Interest expense on Federal Home Loan Bank advances increased to $1.3 million from $519,000 for the nine months ended September 30, 2009 and 2008, respectively.  The increase was due primarily to a higher average balance offset by a decline in yield.  The average balance of Federal Home Loan Bank advances was $46.5 million and $16.6 million for the nine months ended September 30, 2009 and 2008, respectively.  The average balance increased due to balances acquired in the Partners Bank acquisition in addition to new advances utilized at the time of the acquisition.  The average yield on Federal Home Loan Bank advances decreased to 3.72% for the nine months ended September 30, 2009 compared to 4.18% for the comparable period in 2008.

Provision for loan losses.  Provisions for loan losses were $1.0 million and $145,000 for the three months ended September 30, 2009 and 2008, respectively.  Provisions for loan losses were $1.7 million and $502,000 for the nine months ended September 30, 2009 and 2008, respectively.  The increase for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to an increase in the nonperforming and impaired loans which totaled $30.0 million at September 30, 2009 compared to $7.5 million at September 30, 2008.  Other factors included the overall increase in the loan portfolio as well as a change in the composition of the portfolio that now includes a larger share of commercial business, construction and land, and commercial real estate loans.  Provisions for loan losses are based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience coupled with current market valuations on collateral, used to estimate probable losses as well as the level of nonperforming assets and classified assets.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company’s provision for loan losses.  The Company is subject to periodic examination by the Office of Thrift Supervision, which may require the Company to record increases in the allowance based on its evaluation of available information.  There can be no assurance that the Office of Thrift Supervision will not require further increases to the allowance.

Non-interest income.  Non-interest income increased to $332,000 for the three months ended September 30, 2009 from $228,000 for the comparable period in 2008.  Non-interest income increased to $1.1 million for the nine months ended September 30, 2009 from $593,000 for the comparable period in 2008.  The most significant increase was in gain on sale of loans.  This income category increased $277,000 for the nine months ended September 30, 2009 compared to the same period in 2008.  This was partially due to refinancing activity related to record low mortgage rates, as we have sold newly-originated, longer-term loans to manage interest rate risk.  Service fees on deposit accounts increased $54,000 and other service charges and fees increased $67,000 for the nine months ended September 30, 2009 compared to the same period in 2008 due primarily to the increased number of deposit accounts acquired in the Partners Bank acquisition.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-interest expense.  Non-interest expense totaled $3.0 million for the three months ended September 30, 2009 and $1.9 million for the same period in 2008.  Non-interest expense totaled $17.7 million for the nine months ended September 30, 2009 and $5.6 million for the same period in 2008.  The primary reason for the increase in non-interest expense in 2009 compared to 2008 was a $9.3 million goodwill impairment charge, discussed previously.

Compensation and employee benefits increased to $1.1 million for the three months ended September 30, 2009 from $901,000 for the comparable period in 2008 and increased to $3.4 million for the nine months ended September 30, 2009 from $2.5 million for the comparable period in 2008.  Compensation and employee benefits increased primarily as a result of a higher number of personnel due to growth of the Company, the addition of our Wood River branch in June 2008, and the Partners Bank acquisition in October 2008.

Occupancy expense increased to $370,000 for the three months ended September 30, 2009 compared to $286,000 for the comparable period in 2008.  Occupancy expense increased to $1.1 million for the nine months ended September 30, 2009 compared to $770,000 for the comparable period in 2008.  Occupancy expense increased primarily due to expenses related to a new branch office that opened during the second quarter of 2008, the renovation and expansion of an existing facility in Edwardsville, Illinois, and the acquisition of the Partners Bank facilities.

Professional fees increased to $204,000 for the three months ended September 30, 2009 compared to $111,000 for the comparable period in 2008.  Professional fees increased to $597,000 for the nine months ended September 30, 2009 compared to $354,000 for the comparable period in 2008.  This increase was due primarily to the consulting agreement entered into with the former CEO of Partners Bank.

FDIC insurance premium expense increased to $173,000 for the three months ended September 30, 2009 compared to $15,000 for the comparable period in 2008.  FDIC insurance premium expense increased to $603,000 for the nine months ended September 30, 2009 compared to $31,000 for the comparable period in 2008.  This increase included a $280,000 special assessment by the FDIC which was recorded in June 2009.  The remainder of the increase was due to an increase in deposit volume and increased insurance assessment rates.

Impairment loss on assets totaled $356,000 for the three and nine months ended September 30, 2009.  This expense was related to a building classified as held for sale as of September 30, 2009.  This building was originally acquired in the Partners Bank acquisition. There was no impairment loss on assets for the comparable periods in 2008.

Expenses related to foreclosed property, which is included in other expenses, increased to $93,000 and $187,000 for the three and nine months ended September 30, 2009, respectively.  Expenses related to foreclosed property totaled $36,000 for each of the comparable periods in 2008.

Income taxes.  Income taxes decreased to $70,000 for the three months ended September 30, 2009 from $367,000 for the comparable period in 2008.  Income taxes decreased to $974,000 for the nine months ended September 30, 2009 from $1.0 million for the comparable period in 2008.  During the nine months ended September 30, 2009, the $9.3 million non-cash expense recorded for goodwill impairment was not tax deductible, and therefore, the goodwill impairment expense was not tax effected.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2009 and December 31, 2008, $54.9 million and $67.1 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended September 30, 2009 loans decreased by $14.0 million compared to an increase of $41.6 million for the nine months ended September 30, 2008.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $100.6 million and $96.0 million for the nine months ended September 30, 2009 and 2008, respectively.  We purchased $92.5 million and $119.7 million in available-for-sale investment securities during the nine months ended September 30, 2009 and 2008, respectively.  We received proceeds of $25.8 million and $17.6 million from the maturities of interest-earning time deposits during the nine months ended September 30, 2009 and 2008, respectively.  We invested $20.6 million and $12.9 million in interest-earning time deposits for the nine months ended September 30, 2009 and 2008, respectively.

Purchases of premises and equipment were $462,000 for the nine months ended September 30, 2009 compared to $3.4 million for the same period in 2008.  Purchases of premises and equipment for the nine months ended September 30, 2008 were primarily related to the construction of a new branch facility in Wood River, Illinois.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Net deposits decreased by $2.1 million for the nine months ended September 30, 2009.  During the comparable period in 2008 the net increase in deposits was $40.9 million.  Securities sold under agreements to repurchase had a net decrease of $25.5 million and a net increase of $25.5 million for the nine months ended September 30, 2009 and 2008, respectively.  Proceeds from Federal Home Loan Bank advances of $5.0 million for the nine months ended September 30, 2009 were offset by $14.3 million for the repayment of such advances.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the comparable period in 2008, proceeds from Federal Home Loan Bank advances of $10.0 million were offset by $3.0 million for the repayment of such advances.  Repurchases of the Company’s common stock were $5.7 million and $4.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At September 30, 2009, we had $40.7 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $19.4 million.

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at September 30, 2009.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at September 30, 2009 were as follows:

			Minimum Required
			for Capital			to be "Well
	Actual		Adequacy			Capitalized"
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$70,796
Goodwill and core deposit intangible	(12,964)
Disallowed servicing assets	(734)
Unrealized gain on securities AFS, net	(1,761)
Tangible capital to adjusted total assets	$55,337	9.5%		$8,779	1.5%	N/A	-
General valuation allowance	5,232
Deduction for low-level recourse	(1,607)
Total capital to risk-weighted assets	$58,962	14.1%		$33,506	8.0%	$41,883	10.0%

Tier 1 capital to risk-weighted assets	$55,337	13.2%	$	N/A	-	$25,130	6.0%

Tier 1 capital to total assets	$55,337	9.5%		$23,411	4.0%	$29,264	5.0%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at September 30, 2009 follows:

				Range of
	Variable	Fixed		Rates on
	Rate	Rate	Total	Fixed Rate
	Commitments	Commitments	Commitments	Commitments

Commitments to extend credit	$34,855,839	$9,336,401	$44,192,240	2.75%-18.00%
Standby letters of credit	$71,704	$4,460,705	$4,532,409	3.25%-9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program were sold with recourse.  The Bank has an agreement to sell residential loans of up to $71.0 million to the FHLB of Chicago.  Approximately $65.7 million have been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.6 million at September 30, 2009.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.  During 2008, the FHLB of Chicago announced that they would no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from participating financial institutions.  The FHLB of Chicago rescinded that decision in October 2008 and has continued to purchase loans under a reorganized MPF program.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.

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

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

The tables below set forth, as of June 30, 2009 and December 31, 2008, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

June 30, 2009
		NPV				Net Portfolio Value as a Percentage of Present Value of Assets
			Estimated Increase (Decrease) in NPV
Change in Interest Rates		Estimated NPV	Amount	Percent		NPV Ratio	Change
		(Dollars in thousands)

+300	bp	$67,039	$(11,094)	(14	) %	11.23%	-143	bp
+200	bp	71,234	(6,899)	(9)		11.79	-86	bp
+100	bp	75,068	(3,065)	(4)		12.28	-37	bp
+50	bp	76,484	(1,649)	(2)		12.45	-20	bp
0	bp	78,133	—	—		12.65	0	bp
-50	bp	78,065	(68)	—		12.61	-4	bp
-100	bp	77,864	(269)	—		12.55	-10	bp

December 31, 2008
		NPV				Net Portfolio Value as a Percentage of Present Value of Assets
			Estimated Increase (Decrease) in NPV
Change in Interest Rates		Estimated NPV	Amount	Percent		NPV Ratio	Change
		(Dollars in thousands)

+300	bp	$57,120	$(9,578)	(14	) %	9.05%	-121	bp
+200	bp	61,568	(5,130)	(8)		9.64	-62	bp
+100	bp	65,158	(1,541)	(2)		10.10	-16	bp
+50	bp	65,955	(743)	(1)		10.18	-8	bp
0	bp	66,698	—	—		10.26	0	bp
-50	bp	66,721	23	—		10.24	-2	bp
-100	bp	65,417	(1,281)	(2)		10.04	-22	bp

The 2009 table above indicates that at June 30, 2009, in the event of a 100 basis point decrease in interest rates, we would experience a minor change in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 14% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at September 30, 2009, and how those exposures were managed during the nine months ended September 30, 2009 have changed significantly when compared to the immediately preceding quarter ended June 30, 2009.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

However, the Company’s primary market risk exposure has not yet been quantified at September 30, 2009 as the Office of Thrift Supervision Net Portfolio Value Model is not yet available and the complexity of the model makes it difficult to accurately predict results.

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

The FDIC Has Proposed a Rule That Would Require us to Prepay Insurance Premiums.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the proposed rule, this pre-payment would be due on December 30, 2009.  Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $3.4 million. We expect that we will be able to make the prepayment from available cash on hand.

A Legislative Proposal Has Been Introduced That Would Eliminate our Primary Federal Regulator and Require us to Convert to a National Bank or State Bank.

The House Financial Services Committee has released a draft of proposed restructuring legislation that would implement sweeping changes to the current bank regulatory structure. The proposed legislation, developed in conjunction with the U.S. Treasury Department, would establish a Financial Services Oversight Council and merge our primary regulator, the Office of Thrift Supervision, into the Office of the Comptroller of the Currency, the primary federal regulator for national banks.  The proposal also contemplates that a division of thrift supervision within the Office of the Comptroller of the Currency would regulate federal thrifts.  The proposal, if adopted, also would subject all holding companies of thrifts such as First Clover Leaf Financial Corp. to regulation by the Federal Reserve to be regulated as a bank holding company.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

July 1 - 31, 2009	23,475	$8.03	23,475	188,799
August 1 - 31, 2009	50,500	$7.80	50,500	138,299
September 1 - 30, 2009	-	$-	-	138,299
Total	73,975		73,975

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

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: November 12, 2009	BY:	/s/ Dennis M. Terry
Dennis M. Terry, President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald, Senior Vice-President and Chief Financial Officer