Form 10-K
period 2009-12-31
First Clover Leaf Financial Corp.
filed 2010-03-31
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

(1)  YES  ☒  NO  ☐

(2)  YES  ☒  NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).  YES  ☐  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer           ☐           Accelerated filer                                ☐
Non-accelerated filer             ☐           Smaller reporting company              ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

As of June 30, 2009 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2009 ($7.10 per share) was $47.9 million.

As of March 31, 2010, there were approximately 7,951,900 shares issued and outstanding of the Registrant’s Common Stock, par value $.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2010 Annual Meeting of Stockholders (Parts II and III).
2.	Annual Report to Stockholders for the year ended December 31, 2009 (Part II).

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

At December 31, 2009, we had total consolidated assets of $585.5 million, total loans, net of $411.9 million, total deposits of $442.6 million and stockholders’ equity of $76.9 million.  Our consolidated net loss for the year ended December 31, 2009 was $8.8 million.

Our headquarters are located at 6814 Goshen Road, Edwardsville, Illinois 62025, and our telephone number is (618) 656-6122.

Our website address is www.firstcloverleafbank.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K. Our website contains a direct link to our filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Copies may also be obtained, without charge, by written request to Secretary, 6814 Goshen Road, Edwardsville, Illinois 62025.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits.  The City of Edwardsville and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions.  We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.  Some of our competitors offer products and services that we currently do not offer, such as trust services.  Based on Federal Deposit Insurance Corporation data as of June 30, 2009 (the latest date for which information is available), our market share of deposits was 10.4% of all deposits in Madison County making us the fourth largest institution out of 26 institutions located in Madison County as of that date.  Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

We operate in a primarily suburban market area that has a stable population and household base.  According to the 2005 U.S. Census Report, from 2001 until 2005, the population of Madison County increased by approximately 3.6% to 268,191 while the population of the City of Edwardsville increased 5.0% to 22,571. During the same period, the number of households in Madison County and in the City of Edwardsville increased 5.0% and 6.6%, respectively.  In 2005, per capita income for Madison County and the City of Edwardsville was $23,851 and $28,974, respectively.  This compares to per capita income for the State of Illinois and the United States of $27,097 and $26,228, respectively.  Per the latest information available for 2008, the median household income for Madison County was $51,207.  This compares to a median household income of $56,230 and $52,029 for the state of Illinois and the United States, respectively.

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

Lending Activities

Our principal lending activity includes the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential property, the origination of commercial real estate loans, multi-family, commercial business loans and construction and land loans, as well as home equity loans.

One- to four-family residential real estate mortgage loans represented $98.1 million, or 23.4%, of our loan portfolio at December 31, 2009, and commercial real estate loans represented $179.9 million, or 42.8% of our loan portfolio at December 31, 2009.  Multi-family loans represented $20.9 million, or 5.0% of our loan portfolio at December 31, 2009.  We also offer construction and land loans secured by single-family properties and residential subdivisions.  Construction and land loans represented $45.4 million, or 10.8%, of our loan portfolio at December 31, 2009. We offer commercial business loans, and these loans represented $63.1 million, or 15.0% of our loan portfolio, at December 31, 2009. We originate consumer loans, including automobile loans and home equity loans, which totaled $12.5 million, or 3.0% of our loan portfolio at December 31, 2009.

In an effort to reduce the risk to our net income from changes in market interest rates, in recent years we have emphasized the origination of commercial real estate and commercial business loans.  Compared to our residential mortgage loans, commercial real estate and commercial business loans generally have higher interest rates and are more sensitive to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently.  Our acquisition of Partners Bank further increased our commercial real estate and commercial business loans, as those types of loans represented the primary lending focus of Partners Bank.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real Estate Loans:
One- to four-family residential loans(1)	$98,080	23.4%	$110,925	25.3%	$112,764	39.2%	$120,355	48.5%	$97,594	83.0%
Multi-family	20,947	5.0	18,150	4.2	13,931	4.8	8,895	3.6	5,390	4.6
Commercial	179,923	42.8	168,432	38.4	97,810	34.0	68,577	27.7	11,074	9.4
Construction and land	45,448	10.8	52,338	11.9	20,776	7.2	17,181	6.9	2,317	1.9
Total real estate loans	344,398	82.0	349,845	79.8	245,281	85.2	215,008	86.7	116,375	98.9

Commercial business	63,135	15.0	78,160	17.8	34,783	12.1	25,907	10.4	―	―

Consumer Loans:
Automobile	1,383	0.3	1,318	0.3	1,355	0.5	2,028	0.8	1,081	0.9
Home equity	9,871	2.4	7,145	1.7	5,119	1.8	3,364	1.4	―	―
Other	1,223	0.3	1,807	0.4	1,296	0.5	1,733	0.7	176	0.2
Total consumer loans	12,477	3.0	10,270	2.4	7,770	2.7	7,125	2.9	1,257	1.1

Total loans	420,010	100.0%	438,275	100.0%	287,834	100.0%	248,040	100.0%	117,632	100.0%
Less:
Undisbursed portion of construction loans	1,773		3,402		860		1,257		1,422
Deferred loan origination fees, net	21		59		157		48		137
Allowance for loan losses	6,317		3,895		1,898		1,710		428

Total loans, net	$411,899		$430,919		$284,919		$245,025		$115,645
____________________
(1) At December 31, 2009, 2008, and 2006 there were $1.8 million, $240,000, and $1.0 million respectively, in loans held for sale.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009.

	One- to Four-Family		Multi-Family		Commercial Real Estate		Construction and Land(2)
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2010 (1)	$3,488	5.56%	$8,762	6.06%	$49,324	5.93%	$25,836	5.66%
2011 to 2014	26,351	4.99	11,561	6.00	110,888	6.10	18,021	5.49
2015 and beyond	68,241	5.46	624	5.05	19,711	5.88	1,591	5.73

Total	$98,080	5.34%	$20,947	6.00%	$179,923	6.03%	$45,448	5.60%

	Commercial Business		Consumer Loans		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2010 (1)	$26,004	5.25%	$5,354	5.46%	$118,768	5.70%
2011 to 2014	32,560	5.96	4,506	6.28	203,887	5.88
2015 and beyond	4,571	5.95	2,617	5.34	97,355	5.59

Total	$63,135	5.67%	$12,477	5.94%	$420,010	5.76%
____________________
(1) Includes demand loans, loans having no stated repayment schedule or maturity, overdraft loans and loans in process of renewal.
(2) Includes land acquisition loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)

One- to four-family residential loans	$80,790	$13,802	$94,592
Multi-family	11,670	515	12,185
Commercial real estate	113,989	16,610	130,599
Construction and land	15,860	3,752	19,612
Total real estate loans	222,309	34,679	256,988

Commercial business	24,385	12,746	37,131
Consumer loans	6,785	338	7,123

Total loans	$253,479	$47,763	$301,242

One- to Four-Family Residential Real Estate Loans.  As of December 31, 2009, one- to four-family residential loans totaled $98.1 million, or 23.4% of our total loan portfolio.  These loans are predominately collateralized by properties located in our market area.  Virtually all of our residential real estate loans have fixed rates of interest primarily because our customers prefer fixed-rate mortgage loans in the relatively low interest rate environment that currently exists.  We generally sell most of the conforming, fixed-rate loans that we originate, but we generally retain the servicing rights on these loans.   At December 31, 2009, we were servicing $70.9 million in loans for others.  In 2009, we originated $29.5 million and sold $27.9 million in single family residential mortgage loans to the Federal Home Loan Bank as a conduit for Fannie Mae.

We currently offer one- to four-family residential mortgage loans with terms of five, seven, 10, 15, 20, 30 and 40 years.  Our five and seven-year loans provide for principal and interest amortization of up to 30 years with a balloon payment at the end of the five or seven-year term.  All of our loans with terms of 10 years or greater amortize over the term of the loan.

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

Commercial Real Estate Loans.  Loans secured by commercial real estate totaled $179.9 million, or 42.8% of our total loan portfolio as of December 31, 2009. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties, and more specialized properties such as churches.  We originate commercial real estate loans with a typical term of five years with balloon payments. These loans generally amortize over 15 to 20 years.  We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate.  Our largest commercial real estate loan at December 31, 2009 had a principal balance of $4.8 million and was collateralized primarily by a new car dealership, and a condominium and commercial development.  This loan was performing in accordance with its repayment terms as of December 31, 2009.

Commercial real estate loans generally have higher interest rates than the interest rates on residential mortgage loans, and are more sensitive to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently.  Commercial real estate loans often have significant additional risk compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the repayment of commercial real estate loans typically depends on the successful operation of the related real estate project, and thus may be subject to a greater extent than residential mortgage loans to adverse conditions in the real estate market or in the economy generally.

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

Construction and Land Loans.  As of December 31, 2009, construction and land loans totaled $45.4 million, or 10.8%, of our total loan portfolio.  This portfolio consists of construction/speculative loans and construction/permanent loans.

Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either First Clover Leaf Bank or another lender.  The homebuyer may enter into a purchase contract either during or after the construction period.  These loans have the risk that the builder will have to make interest and principal payments on the loan, and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction.  Funds are disbursed in phases as construction is completed.  All construction/speculative loans require that the builder-borrower personally guarantee the full repayment of the principal and interest on the loan and make interest payments during the construction phase.  These loans are generally originated for a term of 12 months, with interest rates that are tied to the prime lending rate.  First Clover Leaf Bank recognizes the relative increased risk element for these types of loans, particularly in the current real estate market, and therefore generally observes a loan-to-value ratio of no more than 75% of the lower of cost or the estimated value of the completed property.  In addition, we generally limit our construction/speculative loans to one property per borrower at any given time, and the largest number of construction/speculative loans we have originated to a single borrower at any given time was for four properties.  At December 31, 2009, the largest outstanding concentration of credit to one builder consisted of a mixed use development loan with an aggregate balance of $6.6 million, which was performing in accordance with its repayment terms at that date.

Construction/permanent loans are made to either a homebuilder or a homeowner who, at the time of construction, has a signed contract together with a commitment for permanent financing from First Clover Leaf Bank or another lender for the finished home.  The construction phase of a loan generally lasts up to six months, and the interest rate charged generally corresponds to the rate of the committed permanent loan, with loan-to-value ratios of up to 80% (or up to 100% if the borrower obtains private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less.  Following the initial six-month period, construction/permanent loans convert to permanent loans, regardless of whether the construction phase has been completed.  At December 31, 2009 the largest single outstanding construction loan of this type had an outstanding balance of approximately $723,000.   At December 31, 2009, the loan was performing in accordance with its repayment terms.

Construction lending generally involves a greater degree of risk than our other one- to four-family mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the home construction.  Construction delays or the financial impairment of the builder may further impair the borrower’s ability to repay the loan.

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

Multi-Family Real Estate Loans.  Loans secured by multi-family real estate totaled $20.9 million, or 5.0%, of our total loan portfolio at December 31, 2009.  Multi-family real estate loans generally are secured by apartment buildings and rental properties. All of our multi-family real estate loans are secured by properties located within our lending area.  At December 31, 2009, our largest multi-family real estate loan had a principal balance of $1.7 million and was secured by apartment buildings.   Multi-family real estate loans generally are offered with interest rates that adjust after one, three or five years.  The interest rate adjustments are tied to either a Treasury Bill Index tied to the adjustment period, or to a Cost of Funds Index.

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

Consumer Loans.  Our consumer loans consist primarily of automobile loans, home equity lines of credit and overdraft loans, loans secured by deposits and securities, and unsecured personal loans.  As of December 31, 2009, consumer loans totaled $12.5 million, or 3.0%, of our total loan portfolio.

Automobile loans are generally offered with maturities of up to 60 months for new automobiles, while loans secured by used automobiles have maximum terms that vary depending on the age of the automobile.  We require all borrowers to maintain collision insurance on automobiles securing loans in excess of $1,000, with First Clover Leaf Bank listed as loss payee.  In those instances where the borrower fails to maintain adequate insurance coverage, we are further protected against loss through a third-party policy insurance coverage.  Our automobile loan portfolio totaled $1.4 million, or 0.3%, of total loans at December 31, 2009.

At December 31, 2009, home equity lines of credit totaled $9.9 million, or 2.4%, of total loans.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residential properties.  We generally offer home equity lines of credit with a maximum loan to appraised value ratio of  90% (including senior liens on the subject property).  We currently offer these loans for terms of up to five years and with adjustable rates that are tied to the prime lending rate.  Clover Leaf Bank previously offered these products with a maximum loan to appraised value of 85% with terms of up to 10 years, and we still retain some of these longer-term loans.  To date, we are seeing no stress in our home equity portfolio or signs of significant default risks.  We do review reports periodically of the higher advanced credit lines and look at payment patterns and advance patterns in an effort to detect potential problems.

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

Our procedures for underwriting consumer loans include an assessment of the borrower’s credit history and ability to meet other existing debt obligations, as well as payments of principal and interest on the proposed loans.  The stability of the borrower’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  Although the borrower’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.  We require independent appraisals for all consumer loans in excess of $50,000 if secured by real estate.  For loans that do not exceed this amount, we require that an officer prepare a memorandum of value detailing comparable values based upon tax bills for real estate loans and National Automobile Dealers Association values for automobile loans.

Commercial Business Loans.  We offer commercial business loans to existing and new customers in our market area.  Some of these loans are secured in part by additional real estate collateral.  We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes.  The terms of these loans are generally for less than five years.  Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually.  The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate.  At December 31, 2009, we had commercial business loans outstanding with an aggregate balance of $63.1 million, or 15.0%, of the total loan portfolio.  As of December 31, 2009, our largest commercial business loan relationship consisted of a $12.0 million line of credit with an outstanding balance of $73,000, and a term loan of $3.5 million, which was secured primarily by accounts receivable and corporate assets, and was performing in accordance with its terms.  An additional $2.4 million of this relationship was participated to another financial institution.

We have continued our emphasis on commercial business lending.  These loans tend to have higher rates of interest than residential mortgage loans, and are more sensitive to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently.  In addition, commercial business lending gives us greater access to commercial borrowers that may open transactional checking accounts with First Clover Leaf Bank.

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

Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand.  Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period.  One- to four-family residential mortgage loans are generally underwritten to conform to Fannie Mae and Freddie Mac seller/servicer guidelines, and are currently originated on a fixed interest rate basis only.  We generally sell most of our conforming, fixed-rate, one- to four-family loans but retain the servicing rights on loans that we originate, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary.  We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $70.9 million of loans for others.  In 2009, we originated $29.5 million and sold $27.9 million in single family residential mortgage loans to the Federal Home Loan Bank as a conduit for Fannie Mae.

Loan Approval Procedures and Authority.  Our lending activities are subject to written underwriting standards and loan origination procedures adopted by management and the board of directors.  For single family, owner-occupied real estate loans, the President of First Clover Leaf Bank and the Senior Vice President – Chief Lending Officer are authorized to approve loans up to $500,000.   For secured commercial real estate loans and construction and land loans, these officers are authorized to approve loans up to $750,000; for secured consumer loans, these officers may approve loans up to $250,000; and for overdrafts and unsecured credits, these officers may approve loans up to $100,000.  They may approve renewals of commercial business and commercial real estate loans by a total of their combined lending limits where there has been no deterioration in either the payment pattern or financial strength of the borrower.  However, the entire board of directors must approve all loans in excess of $4.0 million.  In addition, a list of all preauthorized loans is presented to the board of directors’ loan committee on a monthly basis.

Loans to One Borrower.  At December 31, 2009, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $8.9 million.  At that date, the largest lending relationship with First Clover Leaf Bank totaled $17.9 million and consisted of two loans secured primarily by accounts receivable and corporate assets. First Clover Leaf Bank also has an agreement in place with another financial institution to participate in this loan and had participated $2.3 million to this financial institution at year end.  First Clover Leaf Bank’s remaining outstanding balance on this loan at year end was $4.3 million.  Although this relationship was over the legal lending limit of First Clover Leaf Bank as calculated at December 31, 2009, First Clover Leaf Bank’s legal lending limit declined in October 2008, primarily due to a $28.0 million dividend paid to the holding company from First Clover Leaf Bank, and at the time this loan was originated the loan amount complied with the regulation.  Accordingly, First Clover Leaf Bank is considered to be in compliance with its legal lending limit at December 31, 2009 with respect to this relationship.

Appraisal Policies.  We obtain appraisals on property for all new loan originations secured by real estate.  Appraisals are completed prior to the closing of the new loan.  We will also request a new appraisal on a renewing loan if the credit appears to be distressed and we do not feel that we can properly assess the value from our own resources.  The bank also subscribes to a service that provides access to current property listings and sales on single family residences which allows access to comparative sales prices.  We will obtain a new appraisal on a commercial property when a borrower is experiencing cash flow difficulties which appear to be more than temporarily impaired and we do not feel that we have the resources necessary to properly assess the situation.  In addition, if we have determined that it is necessary to foreclose on a property, we will obtain a new appraisal.

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

The Company has experienced an increase in our non-performing and impaired loans, as well as our non-performing assets due to the current economic slowdown.  Detailed information concerning the Company’s non-performing and impaired loans is described in the paragraphs that follow.  Overall, the loans that would be classified as high risk loans by the Company are very limited in number and in value.  The Company does not originate subprime loans and holds a very small number and dollar value of ARM products.  The Company does hold some junior lien mortgages and high loan-to-value ratio mortgages; however, they total an immaterial portion of our loan portfolio.  The Company is reviewing these loans regularly and has not seen any increase in the delinquency trends for these products.  Our allowance for loan loss methodology has remained consistent. As commercial loans mature and requests for renewals are processed, either a new appraisal is obtained or the Company performs an internal valuation of the collateral based on comparable sales.  Additionally, the original appraisal is discounted if the Company believes it is warranted.

Non-Accrual Loans. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual.  Generally, we place all loans 90 days or more past due on non-accrual status.  However, exceptions may occur when a loan is in process of renewal, but it has not yet been completed.  In addition, we may place any loan on non-accrual status if any part of it is classified as loss or if any part has been charged-off.  When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.  Loans are charged-off no later than 120 days following their delinquency, unless the loans are well-collateralized or in the process of collection.

As of December 31, 2009, our total non-accrual loans amounted to $11.7 million compared to $5.6 million at December 31, 2008.  Details of the largest non-accrual relationships are included below.

Non-Performing and Impaired Loans and Non-Performing Assets.  As of December 31, 2009, our total non-performing and impaired loans and non-performing assets were $30.2 compared to $8.2 million at December 31, 2008.

At December 31, 2009, First Clover Leaf Bank had six relationships classified as non-accrual with balances in excess of $500,000.  The largest non-accrual relationship is a $3.9 million development loan to a subdivision developer with excess inventory that is selling slowly due to the economic slowdown.  The loan is secured by the residential property, and the appraisal for the property has been reviewed and updated to reflect current market conditions and sales values.  Several options are being discussed with the borrower for possible restructuring of this note.  The note is currently being re-evaluated on a quarterly basis under a discounted cash flow analysis.  The second non-accrual relationship is a $2.0 million group of loans to a real estate investor, who is experiencing high vacancy rates and property repairs resulting in decreased cash flows due to the economic slowdown.  The borrower is currently working with a management company to decrease the vacancy rates, and property repairs are continuing to be made. The third relationship is a $1.3 million credit to a real estate investor.  This relationship relates to several credits which are all related by common ownership.  Most of the credits are single family residential properties, but some are related to commercial property.  We re-assessed the values of these properties in the fourth quarter of 2009, and a charge-off was taken at December 31, 2009 for the collateral shortfall. The fourth relationship is a $755,000 loan to a real estate developer.  The primary collateral consists of 35 vacant lots, and the collateral is sufficient to cover the loan balance.  The lots are continuing to sell in a manner that is allowing the borrower to continue to make principal payments.  The fifth relationship is a $692,000 loan on a commercial property. The property is currently listed for sale.  If the property does not sell in a timely manner, we will proceed with foreclosure proceedings.  The collateral is believed to be sufficient to cover the loan balance.  The sixth relationship is a group of loans totaling $586,000 to a real estate developer.  The collateral on these loans consists of two residential properties, one commercial property, and two residential lots.  We received deeds in lieu of foreclosure early in 2010 for each of these properties.  One of the properties is currently under contract and no loss is expected on the relationship.  The remaining balance of non-accrual loans is made up of small credits, each less than $500,000.  Appraisals have been obtained for all of the above-mentioned credits and shortfalls are being reserved through provisions for loan losses.

At December 31, 2009, our total other impaired loans amounted to $14.8 million compared to $1.2 million at December 31, 2008.  There are five impaired loans with balances in excess of $1.0 million at December 31, 2009.  The largest loan is a $6.7 million credit to a builder with excess inventory.  This loan is secured by residential investment property for which updated appraisals have been obtained.  Currently the collateral on this loan is sufficient to cover the majority of the outstanding balance, and sufficient reserves have been set aside for the remaining outstanding balance.  The loan was restructured to allow for a period of interest only payments.  The borrower is in compliance with the modified terms. The second loan is a $1.8 million credit for a mobile home park.  This credit is being analyzed for a possible restructure, and a new appraisal will likely be ordered in the second quarter of 2010.  The third loan is a $1.7 million credit to a real estate investor and is secured by a commercial office building.  The collateral on this loan is sufficient to cover the outstanding credit.  The fourth loan is a $1.6 million credit to a residential real estate developer who is struggling with the economic downturn.  The loan is currently secured by single family residences.  The Company is currently working with the developer on possible restructuring alternatives.  The fifth credit is a $1.3 million credit to a real estate broker.  The credit is primarily secured by commercial real estate.  The borrower in this case is struggling with decreased cash flows due to the economic downturn.  The remaining balance of other impaired loans is made up of credits with outstanding balances less than $1.0 million.  Management believes that we have properly provided for these loans in the allowance for loan losses.

At December 31, 2009, First Clover Leaf Bank had three properties classified as Real Estate Owned.  The collateral on these properties consisted of a single family residence, a commercial building, and residential lots.  All of these properties were transferred into Real Estate Owned at the property’s fair value, less cost of disposal, at the date of foreclosure.

The table below sets forth the amount and categories of our non-performing and impaired loans and non-performing assets at the dates indicated. At each date presented, we had an insignificant amount of troubled debt restructurings, (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) which are considered to be impaired loans.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$2,260	$1,598	$1,269	$579	$	―
Multi-family	2,324	556	412	395		―
Commercial real estate	1,346	3,463	977	396		―
Construction and land	5,410	―	―	―		―
Commercial business	293	―	―	―		―
Consumer	100	1	11	1		4
Total non-accrual loans	11,733	5,618	2,669	1,371		4

Accruing loans delinquent 90 days or more:
One- to four-family	107	764	285	16		―
Construction and land	1,600	―	―	―		―
Commercial business	873	―	―	―		―
Consumer	—	—	—	―		11
Total accruing loans delinquent 90 days or more	2,580	764	285	16		11

Total non-performing loans	14,313	6,382	2,954	1,387		15

Other impaired loans:
Multi-family	6,122	—	—	—		―
Commercial real estate	4,932	1,037	1,198	918		―
Construction and land	2,407	—	—	1,467		―
Commercial business	1,357	114	133	149		―
Total other impaired loans	14,818	1,151	1,331	2,534		―

Total non-performing and impaired loans	29,131	7,533	4,285	3,921		15

Real estate owned:
One- to four-family	200	408	―	―		―
Commercial real estate	230	225	―	―		―
Construction and land	655	—	—	―		―
Total real estate owned	1,085	633	—	―		―

Total non-performing and impaired assets	$30,216	$8,166	$4,285	$3,921		$15
Allowance for loan losses attributable to non-performing and impaired loans	$2,126	$553	$307	$396		$4

Ratios:
Non-performing and impaired loans to total loans	7.07%	1.75%	1.50%	1.60%		0.01%
Non-performing and impaired assets to total assets	5.16%	1.25%	1.04%	0.96%		0.01%

For the year ended December 31, 2009, $1.8 million of gross interest income would have been recorded had our non-accruing loans been current in accordance with their original terms. We recorded $1.0 million of income on such loans for the year ended December 31, 2009.

At December 31, 2009, we had no loans which were not currently classified as non-accrual, 90 days past due or impaired, but where known information about possible credit problems of the borrower caused management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or impaired.

Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value.  Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses.  After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses.  Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.  At December 31, 2009, we held three properties with a total value of $1.1 million.

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

General allowances represent loss allowances that have been established to recognize the probable risk associated with lending activities, but which have not been allocated to particular problem assets.  When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off the amount of the assets.  Our determination as to the classification of assets and the amount of valuation allowances is subject to review by regulatory agencies, which can order the establishment of additional loss allowances.  All loans classified as doubtful are also classified as impaired.  As a general rule, loans classified as substandard are also classified as impaired.  The loans that are an exception to this classification are generally mortgage and consumer loans, and they represent a small amount and percentage of the substandard category.  Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulatory guidelines and accounting principles generally accepted in the United States of America.

On the basis of management’s review of our assets, at December 31, 2009, we had classified $26.9 million of our assets as substandard and $1.1 million as doubtful.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At December 31, 2009
One- to four-family residential	3	$178	5		$734	8	$912
Multi-family	―	―	3		585	3	585
Commercial real estate	1	56	17		1,890	18	1,946
Construction and land	―	―	3		1,462	3	1,462
Commercial business	1	43	5		1,155	6	1,198
Consumer	1	12	1		100	2	112
Total	6	$289	34		$5,926	40	$6,215

At December 31, 2008
One- to four-family residential	8	$683	12		$1,267	20	$1,950
Multi-family	―	―	3		555	3	555
Commercial real estate	4	487	29		1,528	33	2,015
Construction and land	―	―	4		2,535	4	2,535
Commercial business	3	225	1		495	4	720
Consumer	4	67	1		1	5	68
Total (1)	19	$1,462	50		$6,381	69	$7,843

At December 31, 2007
One- to four-family residential	4	$249	14		$1,554	18	$1,803
Multi-family	―	―	1		412	1	412
Commercial real estate	1	304	5		977	6	1,281
Construction and land	1	985	―		―	1	985
Commercial business	2	1,280	―		―	2	1,280
Consumer	—	—	2		11	2	11
Total (1)	8	$2,818	22		$2,954	30	$5,772

At December 31, 2006
One- to four-family residential	2	$94	4		$102	6	$196
Multi-family	―	―	1		395	1	395
Commercial business	2	147	1		18	3	165
Consumer	2	28	―		―	2	28
Total	6	269	6		515	12	784

At December 31, 2005
One- to four-family residential	1	$52	―	$	―	1	$52
Multi-family	1	2	―		―	1	2
Consumer	―	―	4		15	4	15
Total	2	$54	4		$15	6	$69
____________________
(1) The category of 90 Days and Over includes all non-accrual loans.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$3,895	$1,898	$1,710	$428	$428

Charge-offs:
One-to-four family residential	(244)	―	―	―	―
Commercial real estate	(832)	(56)	―	―	―
Construction and land	(1,644)	(124)	(142)	―	―
Consumer	―	(91)	(7)	(1)	―
Commercial Business	(414)	―	(15)	―	―
Total charge-offs	(3,134)	(271)	(164)	(1)	―

Recoveries:
Consumer	―	16	5	5	―
Commercial Business	2	―	―	―	―
Total recoveries	2	16	5	5	―

Net (charge-offs) recoveries	(3,132)	(255)	(159)	4	―
Allowance acquired	—	1,476	—	911	―
Provision for loan losses	5,554	776	347	367	―

Balance at end of year	$6,317	$3,895	$1,898	$1,710	$428

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.74%	0.07%	0.06%	0.00%	―
Allowance for loan losses to non-performing and impaired loans	21.68%	51.71%	44.27%	43.61%	2,766.14%
Allowance for loan losses to total loans	1.53%	0.90%	0.67%	0.70%	0.37%

The allowance for loan losses is a valuation account that reflects our evaluation of the credit losses inherent in our loan portfolio.  We maintain the allowance through provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured.  We consider the following factors as part of this evaluation: our historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information and prevailing economic conditions.  Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the losses inherent in the loan portfolio, including management’s periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within First Clover Leaf Bank’s immediate market area, and both peer financial institution historic loan loss experience and allowance for loan loss levels.

There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  During 2009, management increased the general allocation percentages used in the calculation of our allowance for loan losses.  Management evaluated several factors in determining the need to increase these percentages.  The loss history that was previously used in the calculation was comprised of the previous nine years of historical losses.  Management revised the percentage allocation to be comprised of the previous three years of historical losses as this more accurately reflects the risk of our current portfolio.  Management also reviewed the current economic conditions and determined that the general allocation percentages should be increased to take into account the increased unemployment rate, the declining market value of collateral, and the increase in our past due and non-accrual loan ratios.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

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

	At December 31,
	2009			2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One- to four-family	$1,517	$98,080	23.4%	$758	$110,925	25.3%	$532	$112,764	39.2%
Multi-family	745	20,947	5.0	479	18,150	4.2	84	13,931	4.8
Commercial	2,402	179,923	42.8	1,453	168,432	38.4	832	97,810	34.0
Construction and land	883	45,448	10.8	529	52,338	11.9	290	20,776	7.2
Commercial business	760	63,135	15.0	624	78,160	17.8	114	34,783	12.1
Consumer	10	12,477	3.0	52	10,270	2.4	46	7,770	2.7
Total	$6,317	$420,010	100.0%	$3,895	$438,275	100.0%	$1,898	$287,834	100.0%

	At December 31,
	2006			2005
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One- to four-family	$400	$120,355	48.5%	$353	$97,594	83.0%
Multi-family	65	8,895	3.6	19	5,390	4.6
Commercial	753	68,577	27.7	40	11,074	9.4
Construction and land	324	17,181	6.9	8	2,317	1.9
Commercial business	145	25,907	10.4	―	―	―
Consumer	23	7,125	2.9	8	1,257	1.1
Total	$1,710	$248,040	100.0%	$428	$117,632	100.0%

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

The Financial Accounting Standards Board’s guidance regarding the accounting for certain investments in debt and equity securities requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security.  We have classified all of our securities as available for sale at December 31, 2009.

The guidance allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity.  Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

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

All of our securities carry market risk insofar as increases in market interest rates may cause a decrease in their market value.  Many also carry prepayment risk insofar as they may be called prior to maturity in times of low market interest rates, so that we may have to reinvest the funds at a lower interest rate.  Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources.  The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered.  We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

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

First Clover Leaf Financial Corp. utilizes a third party vendor for investment portfolio accounting.  The vendor provides a monthly report indicating by individual bond the gain or loss position of the security, as well as any downgrades that have occurred.  When a bond is downgraded, we contact a broker to gain a better understanding of the reason for the downgrade and any known or anticipated defaults by the issuer.  We consider the grade of the bond and the payment history when determining if a bond should be classified as other than temporarily impaired and if a write down of the security is necessary.  The board of directors is informed monthly of any bond downgrades and the overall gain or loss position of the investment portfolio.  As of December 31, 2009, we had no securities considered to be other-than-temporarily impaired.

Available for Sale Portfolio.  The following table sets forth the composition of our available for sale portfolio at the dates indicated.  For further information see Notes 1 and 3 of the Notes to Consolidated Financial Statements.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment Securities:
U.S. government agency obligations	$47,783	$48,514	$58,414	$59,346	$40,466	$40,883
Corporate bonds	2,596	2,546	3,094	2,829	3,594	3,491
State and municipal securities	14,468	15,379	12,238	12,451	3,132	3,143
Other securities	4	4	75	75	―	―
Mortgage-backed securities	18,816	19,964	27,849	28,866	6,572	6,633

Total investment securities available for sale	$83,667	$86,407	$101,670	$103,567	$53,764	$54,150

At December 31, 2009, we held seven available-for-sale securities that had been in a loss position for less than twelve months, and four available-for-sale securities that had been in a loss position for twelve months or more.  Included in the seven securities in the less-than-twelve month position are (a) six U.S. government agency obligations, three of which have been in a loss position for one month, two have been in a loss position for two months, and one has been in a loss position for four months (b) one Mortgage-backed security that has been in a loss position for six months.  Included in the four securities in the twelve-months-or-more position are two U.S. government agency obligations and two corporate bonds.

As of December 31, 2009, management believes that the estimated fair values of the securities noted above are primarily dependent on movements in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service.  Management believes that these fair values will recover as the underlying portfolios mature.  We do not intend to sell or expect that it is more likely than not that we will be required to sell these investment securities prior to the anticipated recovery in fair value.  Accordingly, management does not believe any individual unrealized loss as of December 31, 2009, represents an other-than-temporary impairment.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2009 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years				Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield		Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Available for Sale:
Investment Securities
U.S. Government agency obligations	$3,468	4.40%	$30,556	3.05%	$13,759	3.72%	$	―	―	%	$47,783	$48,514	3.34%
Corporate bonds	500	4.20	1,249	4.68	―	―		847	5.06		2,596	2,546	4.71
State and municipal securities	300	4.60	6,191	4.29	4,784	4.18		3,193	4.79		14,468	15,379	4.37
Other securities	4	―	―	―	―	―		―	―		4	4	―
Mortgage-backed securities	1,997	4.14	1,637	4.55	445	5.79		14,737	5.05		18,816	19,964	4.93

Total debt securities available for sale	$6,269	4.31%	$39,633	3.36%	$18,988	3.88%		$18,777	5.01%		$83,667	$86,407	3.92%

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

Deposits. Residents of our primary market area are our main source of deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  From time to time, we supplement our funding with brokered deposits.  At December 31, 2009 we had $20.6 million in brokered deposits.   Currently, we are not dependent on brokered deposits, and we have several sources for obtaining wholesale and brokered deposits if needed in the future.  Our deposit products include demand and NOW, money market, savings, and term certificate accounts.  Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Clover Leaf Bank on a periodic basis. Management determines the rates and terms based on competitive market rates, our needs for funds or liquidity, growth goals and federal and state regulations.

Noninterest-Bearing Deposits.  The balances of our noninterest-bearing deposits at December 31, 2009 and 2008 were $49.5 million and $25.0 million, respectively.

Interest-Bearing Deposit Accounts by Type.  The following table sets forth the average balances of our interest-bearing deposits in the various types of deposit programs for the years indicated.

	Years Ended December 31,
	2009			2008			2007
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Interest-bearing transaction	$180,606	42.8%	1.60%	$107,054	34.9%	2.53%	$57,651	24.1%	3.69%
Savings deposits	28,267	6.7	0.77	18,203	5.9	1.65	20,704	8.6	2.60
	208,873	49.5		125,257	40.8		78,355	32.7

Certificates of deposit	212,782	50.5	3.36	181,851	59.2	4.29	161,104	67.3	4.85

Total interest-bearing deposits	$421,655	100.0%	2.43%	$307,108	100.0%	3.52%	$239,459	100.0%	4.37%

Time Deposit Balances and Maturities.  The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2009.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$31,331	$19,715	$23,912	$59,723	$134,681
Certificates of deposit of $100,000 or more (1)	8,910	9,838	25,454	20,144	64,346
Total of certificates of deposit	$40,241	$29,553	$49,366	$79,867	$199,027

_______________________
(1)
The weighted average interest rates for these accounts, by maturity period, were: 2.76% for 3 months or less; 1.89% for over 3 to 6 months; 1.77% for over 6 to 12 months; and 4.00% for over 12 months.  The overall weighted average interest rate for accounts of $100,000 or more was 2.62%.

Borrowings.  Our borrowings consist of Federal Home Loan Bank advances, reverse repurchase agreements and subordinated debentures. At December 31, 2009, we had $39.9 million in advances and access to additional Federal Home Loan Bank advances of up to $17.2 million, and we had $18.9 million in securities sold under agreements to repurchase. For additional information on our subordinated debentures, please see note 11 to our Consolidated Financial Statements, contained within our Annual Report to Stockholders.

The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at and for the periods shown:

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of year	$62,790	$108,957	$30,167
Average balance during year	93,479	66,505	34,310
Maximum outstanding at any month end	97,776	152,376	39,435
Weighted average interest rate at end of year	2.64%	1.51%	4.02%
Average interest rate during year	2.15%	2.45%	4.70%

Subsidiary Activities

First Clover Leaf Financial Corp.’s only subsidiary is First Clover Leaf Bank.  First Clover Leaf Bank’s only subsidiary is Clover Leaf Financial Services, an insurance agency that sells credit life and disability insurance policies.

Personnel

As of December 31, 2009, we had 71 full-time employees and 16 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good working relations with our employees.

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

Proposed Federal Regulation

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure. The proposal would, among other things, merge the Office of Thrift Supervision into the Office of the Comptroller of the Currency.  If the Office of Thrift Supervision is eliminated, First Clover Leaf Financial Corp. would become a bank holding company subject to regulation and supervision under the Bank Holding Company Act of 1956, and the supervision and regulation of the Board of Governors of the Federal Reserve System, including holding company regulatory capital requirements to which we would not be subject as a savings and loan holding company.

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

Capital Requirements.  The Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.  The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

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

At December 31, 2009, First Clover Leaf Bank’s capital exceeded all applicable requirements.

Loans to One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of risk-based capital on an unsecured basis.  An additional amount may be loaned, equal to 10% of risk-based capital, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2009, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $8.9 million.  At that date, the largest lending relationship with First Clover Leaf Bank totaled $17.9 million and consisted of two loans secured primarily by accounts receivable and corporate assets. First Clover Leaf Bank also has an agreement in place with another financial institution to participate in this loan and had participated $2.3 million to this financial institution at year end.  First Clover Leaf Bank’s remaining outstanding balance on this loan at year end was $4.3 million.  Although this relationship was over the legal lending limit of First Clover Leaf Bank as calculated at December 31, 2009, First Clover Leaf Bank’s legal lending limit declined in October 2008, primarily due to a $28.0 million dividend paid to the holding company from First Clover Leaf Bank, and at the time this loan was originated the loan amount complied with the regulation.  Accordingly, First Clover Leaf Bank is considered to be in compliance with its legal lending limit at December 31, 2009 with respect to this relationship.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2009, First Clover Leaf Bank maintained portfolio assets in qualified thrift investments in excess of the percentage required to qualify it under the QTL test.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);
•	adequately capitalized (at least 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% tier 1 risk-based capital and 8% total risk-based capital);
•	undercapitalized (less than 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% tier 1 risk-based capital or 8% total risk-based capital);
•	significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); and
•	critically undercapitalized (less than 2% tangible capital).

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

At December 31, 2009, First Clover Leaf Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. In October 2008, deposit insurance by the Federal Deposit Insurance Corporation was increased to a maximum of $250,000 per depositor.  On January 1, 2014, the maximum insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. As of June 30, 2008, the reserve ratio had decreased to 1.01% as a result of bank failures.  As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $2.8 million in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  First Clover Leaf Bank is not participating in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, originally, until December 31, 2009. This program was extended to June 30, 2010.  Assessments on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  First Clover Leaf Bank is not participating in this component of the Temporary Liquidity Guarantee Program.

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

Federal Home Loan Bank System.  First Clover Leaf Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Chicago, First Clover Leaf Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its borrowings from the Federal Home Loan Bank, whichever is greater.  As of December 31, 2009, First Clover Leaf Bank was in compliance with this requirement and held $4.3 million of excess stock in the Federal Home Loan Bank of Chicago.

Federal Reserve System

Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  As of December 31, 2009, First Clover Leaf Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the “1996 Act”), we were permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  We were required to use the specific charge off method in computing our bad debt deduction beginning with our 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  At December 31, 2009, First Clover Leaf Bank had no reserves subject to recapture.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if First Clover Leaf Bank failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift related recapture rules. At December 31, 2009, our total federal pre-1988 base year reserve was approximately $3.0 million.  However, under current law, pre-1988 base year reserves remain subject to recapture if First Clover Leaf Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2009, First Clover Leaf Bank had no net operating loss carryforwards for federal income tax purposes.

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

Concentration of loans in our primary market area, which has recently experienced an economic downturn, may increase risk.

Our success depends primarily on the general economic conditions in the St. Louis metropolitan area, as nearly all of our loans are to customers in this market.  Accordingly, the local economic conditions in this market have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans.  As such, a continuation of the weakness in real estate values in this market would also lower the value of the collateral securing loans on properties in our market.  In addition, a continued weakening in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

Risks Related to Recent Economic Conditions and Governmental Response Efforts

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally. The global, United States and St. Louis economies are experiencing significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

• a decrease in the demand for loans or other products and services offered by us;

• a decrease in the value of our loans or other assets secured by residential or commercial real estate;

• a decrease in deposit balances due to overall reductions in the accounts of customers;

• an impairment of our investment securities;

• an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings.

Any future Federal Deposit Insurance Corporation insurance premium increases will adversely affect our earnings.

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $280,000 during the quarter ended June 30, 2009, to reflect the special assessment.  Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period.  In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and our prior credits for federal deposit insurance were fully utilized during the quarter ended June 30, 2009.  Therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

In response to the developments described above, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts.

The potential exists for additional federal or state laws and regulations, or changes in policy, regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders.  Bank regulatory agencies, such as the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors.  In addition, new laws, regulations, and other regulatory changes may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.  Proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Legislative proposals have been introduced that would eliminate our primary federal regulator, require First Clover Leaf bank to convert to a national bank or state bank, and require First Clover Leaf Financial Corp. to become a bank holding company.

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure. The proposal would, among other things, merge the Office of Thrift Supervision into the Office of the Comptroller of the Currency.  If the Office of Thrift Supervision is eliminated, First Clover Leaf Financial Corp. would become a bank holding company subject to regulation and supervision under the Bank Holding Company Act of 1956, and the supervision and regulation of the Board of Governors of the Federal Reserve System, including holding company regulatory capital requirements to which we would not be subject as a savings and loan holding company.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our ability to collect our loans and foreclose on collateral.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.  In addition, there have been legislative proposals to create a federal consumer protection agency that may, among other powers, have the ability to limit our rights as a creditor.

If our investment in the common stock of the Federal Home Loan Bank of Chicago is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Chicago. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Chicago’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Chicago common stock as of December 31, 2009 was $6.3 million based on its par value. Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.  However, the Federal Home Loan Bank of Chicago is currently not repurchasing excess stock outstanding.

In addition, Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Chicago, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Chicago common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Our earnings have been negatively affected by the suspension of dividends by the Federal Home Loan Bank of Chicago since the fourth quarter of 2007 on its common stock.

The Federal Home Loan Bank of Chicago has not paid a dividend since the fourth quarter of 2007, and we may not receive dividends from the Federal Home Loan Bank of Chicago in the near future.  We received $129,000 in total dividends from the Federal Home Loan Bank of Chicago during fiscal 2007, and the failure of the Federal Home Loan Bank of Chicago to pay dividends for any quarter will reduce our earnings during that quarter.  In addition, the Federal Home Loan Bank of Chicago is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source.

We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability.

Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

Technological advances impact our business.

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Our Commercial Real Estate, Commercial Business and Construction Loans Expose Us to Increased Credit Risks.

At December 31, 2009, our portfolio of commercial real estate loans totaled $179.9 million, or 42.8% of total loans, our commercial business loan portfolio totaled $63.1 million, or 15.0% of total loans, and our portfolio of construction and land loans totaled $45.4 million, or 10.8% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate, commercial business and construction loans generally have greater credit risk than one- to four-family residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one commercial real estate, commercial business or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss, compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings and Stockholders’ Equity.

We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2009, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill and intangible assets, the pro forma reduction to our stockholders’ equity would be approximately $1.60 per share.  However, we did test for impairment of goodwill and intangible assets as of December 31, 2009, and it is management’s opinion that we were not impaired at that time.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

The following table provides certain information with respect to our offices as of December 31, 2009:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
			(In thousands)
Main Office 6814 Goshen Road Edwardsville, Illinois 62025	Owned	2006	$3,530

2143 Route 157 Edwardsville, Illinois 62025	Owned	2006	991

300 St. Louis Street Edwardsville, Illinois 62025	Owned	1964	1,718

1046 E. Madison St Wood River, Illinois 62095	Owned	2008	1,966

The net book value of our premises, land and equipment was approximately $11.1 million at December 31, 2009.  In 2008, we purchased land in Highland, Illinois for possible future branch expansion.  First Clover Leaf Bank continues to pursue other expansion opportunities.

ITEM 3.                LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business.  At December 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[Reserved]

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The information required by this item is incorporated by reference to our Annual Report to Stockholders which is attached as Exhibit 13 hereto. No equity securities were sold during the year ended December 31, 2009 that were not registered under the Securities Act.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Clover Leaf Financial Corp. of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2009 through October 31, 2009	63,437	$7.55	63,437	74,862
November 1, 2009 through November 30, 2009	6,441	$7.44	6,441	68,421
December 1, 2009 through December 31, 2009	45,600	$7.45	45,600	22,821
Total	115,478		115,478

(1)The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, and on December 11, 2008, they increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares.

ITEM 6.                SELECTED FINANCIAL DATA

Incorporated by reference to our Annual Report to Stockholders included as Exhibit 13 to this Form 10-K.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference to our Annual Report to Stockholders.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Annual Report to Stockholders included as Exhibit 13 to this Form 10-K.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included in our Annual Report to Stockholders included as Exhibit 13 to this Form 10-K are incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors and executive officers of First Clover Leaf Financial Corp. is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.             EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement; specifically the section captioned “Executive Compensation.”

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement; specifically the section captioned “Proposal II-Ratification of Appointment of Auditors.”

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of First Clover Leaf Financial Corp. (1)

3.2	Bylaws of First Clover Leaf Financial Corp. (1)

4.	Form of common stock certificate of First Clover Leaf Financial Corp. (1)

10.1	Employee Stock Ownership Plan (2)

10.2	Description of Bonus Plan (2)

10.3	Amended and Restated Employment Agreement of Donald Engelke

10.4	Amended and Restated Employment Agreement of Dennis M. Terry

10.5	Amended and Restated Employment Agreement of Lisa M. Fowler

10.6	Amended and Restated Employment Agreement of Darlene F. McDonald

10.7	Employment Agreement of Brad S. Rench

13	Portions of Annual Report to Stockholders

14	Code of Conduct (3)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

First Clover Leaf Financial Corp.

Date: March 31, 2010	By:	/s/ Dennis M. Terry
Dennis M. Terry, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dennis M. Terry	By:	/s/ Joseph Helms
	Dennis M. Terry, President, and Chief		Joseph Helms
	Executive Officer and Director		Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2010		Date: March 31, 2010

By:	/s/ Darlene F. McDonald	By:	/s/ Nina Baird
	Darlene F. McDonald, Senior Vice President		Nina Baird
	and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 31, 2010		Date: March 31, 2010

By:	/s/ Harry Gallatin	By:	/s/ Gary Niebur
	Harry Gallatin		Gary Niebur
	Director		Director

Date: March 31, 2010		Date: March 31, 2010

By:	/s/ Gerard Schuetzenhofer	By:	/s/ Joseph Stevens
	Gerard Schuetzenhofer		Joseph Stevens
	Director		Director

Date: March 31, 2010		Date: March 31, 2010

By:	/s/ Donald Engelke	By:	/s/ Joseph J. Gugger
	Donald Engelke		Joseph J. Gugger
	Director		Director

Date: March 31, 2010		Date: March 31, 2010

By:	/s/ Dennis E. Ulrich	By:	/s/ Kenneth Highlander
	Dennis E. Ulrich		Kenneth Highlander
	Director		Director

Date: March 31, 2010		Date: March 31, 2010

By:	/s/ Robert W. Schwartz
Robert W. Schwartz
Director

Date: March 31, 2010