Form 10-Q
period 2010-03-31
First Clover Leaf Financial Corp.
filed 2010-05-17
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding May 13, 2010
Common Stock, par value $.10 per share	7,937,702

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2010	2009
Cash and due from banks	$7,388,243	$14,104,442
Interest-earning deposits	11,855,216	14,306,726
Federal funds sold	29,294,461	19,585,586
Total cash and cash equivalents	48,537,920	47,996,754
Securities available for sale	96,204,300	86,407,138
Federal Home Loan Bank stock	6,306,273	6,306,273
Loans, net of allowance for loan losses
of $6,373,323 and $6,316,829, respectively	405,685,741	410,110,923
Loans held for sale	1,033,000	1,787,900
Property and equipment, net	10,949,909	11,096,748
Accrued interest receivable	2,057,150	2,183,520
Prepaid Federal Deposit Insurance Corporation insurance premiums	2,823,552	2,993,995
Goodwill	11,385,323	11,385,323
Core deposit intangible	1,381,001	1,480,001
Foreclosed assets	2,044,827	1,084,548
Mortgage servicing rights	683,794	680,776
Other assets	2,094,863	2,012,715
Total assets	$591,187,653	$585,526,614
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$31,767,667	$49,533,776
Interest bearing deposits	411,495,421	393,020,692
Total deposits	443,263,088	442,554,468
Federal Home Loan Bank advances	38,419,000	39,924,000
Securities sold under agreements to repurchase	24,790,299	18,936,168
Subordinated debentures	3,941,224	3,930,208
Accrued interest payable	904,492	1,211,552
Other liabilities	2,570,954	2,041,941
Total liabilities	513,889,057	508,598,337

Stockholders' Equity:
Preferred stock, $.10 par value; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, $.10 par value; 20,000,000 shares authorized;
10,142,123 shares issued; 7,951,924 and 7,960,523 shares outstanding
at March 31, 2010 and December 31, 2009, respectively	1,014,212	1,014,212
Additional paid-in capital	81,364,274	81,360,749
Retained earnings	12,944,937	12,451,069
Accumulated other comprehensive income	1,648,946	1,726,434
Unearned Employee Stock Ownership Plan shares	(603,951)	(614,932)
Treasury Stock, at cost; 2,190,199 and 2,181,600 shares at
March 31, 2010 and December 31, 2009, respectively	(19,069,822)	(19,009,255)
Total stockholders' equity	77,298,596	76,928,277
Total liabilities and stockholders' equity	$591,187,653	$585,526,614

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Interest and fees on loans	$5,739,713	$6,136,907
Securities:
Taxable interest income	647,413	940,376
Non-taxable interest income	154,275	131,105
Interest-earning deposits, federal funds sold, and other	19,038	60,028
Total interest income	6,560,439	7,268,416

Interest expense:
Deposits	2,040,167	2,593,066
Federal Home Loan Bank advances	342,429	469,366
Securities sold under agreements to repurchase	6,452	20,239
Subordinated debentures	73,701	73,701
Total interest expense	2,462,749	3,156,372

Net interest income	4,097,690	4,112,044

Provision for loan losses	423,000	240,270

Net interest income after provision for loan losses	3,674,690	3,871,774

Non-interest income:
Service fees on deposit accounts	83,621	65,741
Other service charges and fees	84,540	58,899
Loan servicing fees	49,063	43,252
Gain on sale of loans	66,761	214,015
Other	14,874	21,027
Total non-interest income	298,859	402,934

Non-interest expense:
Compensation and employee benefits	1,164,885	1,133,963
Occupancy expense	354,762	372,757
Data processing services	165,125	132,595
Director fees	50,650	55,100
Professional fees	36,998	202,831
Federal Deposit Insurance Corporation insurance premiums	195,083	54,851
Amortization of core deposit intangible	99,000	131,000
Amortization of mortgage servicing rights	26,133	91,222
Other	409,372	434,998
Total non-interest expense	2,502,008	2,609,317

Income before income taxes	1,471,541	1,665,391

Income taxes	511,029	611,496
Net income	$960,512	$1,053,895

Basic and diluted income per share (see Note 6)	$0.12	$0.12
Dividends per share	$0.06	$0.06

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net income	$960,512	$1,053,895
Other comprehensive income (loss):
Unrealized gains (losses) on securities
arising during the period, net of tax	(77,488)	240,757
Comprehensive income	$883,024	$1,294,652

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$960,512	$1,053,895
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization of:
Deferred loan origination costs, net	7,616	22,783
Premiums and discounts on securities	(186,262)	(71,500)
Core deposit intangible	99,000	131,000
Mortgage servicing rights	26,133	91,222
Amortization of fair value adjustments on:
Loans	(14,200)	(31,000)
Time deposits	(15,000)	(64,168)
Federal Home Loan Bank advances	(5,000)	(8,999)
Subordinated debentures	11,016	11,016
Investment securities	(12,750)	(14,700)
Property and equipment	4,018	4,018
Provision for loan losses	423,000	240,270
Depreciation expense	157,322	178,546
ESOP expense	14,506	15,676
Gain on sale of loans	(66,761)	(214,015)
Loss on sale of property and equipment	2,196	-
Gain on sale of foreclosed real estate	(14,400)	(3,700)
Proceeds from sales of loans held for sale	3,103,317	10,451,491
Originations of loans held for sale	(2,281,656)	(16,235,260)
Change in assets and liabilities:
Decrease (increase) in prepaid Federal Deposit Insurance
Corporation insurance premiums	170,443	(39,714)
Decrease (increase) in accrued interest receivable	126,370	(50,157)
Increase in mortgage servicing rights	(29,151)	(108,517)
Increase in other assets	(82,148)	(265,184)
Decrease in accrued interest payable	(307,060)	(42,264)
Increase in other liabilities	574,632	915,541
Net cash flows provided by (used in) operating activities	2,665,693	(4,033,720)
Cash flows from investing activities:
Proceeds from maturity of interest-earning time deposits	-	5,210,461
Purchase of interest-earning time deposits	-	(15,634,230)
Available for sale securities:
Purchases	(109,605,000)	(11,000,000)
Proceeds from calls, maturities and paydowns	99,883,743	15,693,843
Decrease in loans; principal collections, net of loan originations	2,787,089	13,400,710
Purchase of property and equipment	(16,697)	(402,741)
Proceeds from the sale of foreclosed real estate	275,798	531,979
Net cash flows provided by (used in) investing activities	$(6,675,067)	$7,800,022

(Continued)

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from financing activities:
Net increase in deposits	$723,620	$11,386,895
Net (decrease) increase in securities sold under agreements
to repurchase	5,854,131	(24,314,147)
Proceeds from Federal Home Loan Bank advances	-	5,000,000
Repayment of Federal Home Loan Bank advances	(1,500,000)	(6,454,920)
Repurchase of Common Stock	(60,567)	(1,778,551)
Cash dividends	(466,644)	(516,989)
Net cash flows provided by (used in) financing activities	4,550,540	(16,677,712)
Net increase (decrease) in cash and cash equivalents	541,166	(12,911,410)
Cash and cash equivalents at beginning of period	47,996,754	67,135,384
Cash and cash equivalents at end of period	$48,537,920	$54,223,974

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,778,793	$3,260,787
Income tax payments, net	-	(112,407)

Non-cash transactions
Loans transferred to foreclosed assets	1,221,677	931,882

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies:

The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the interim periods.  All such adjustments are of a normal recurring nature.  Any differences appearing between the numbers presented in the financial statements and management’s discussion and analysis are due to rounding.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company” or “First Clover Leaf”) for the year ended December 31, 2009 contained in the 2009 Annual Report to Stockholders that is filed as an exhibit to the Company’s Annual Report on Form 10-K.  Accordingly, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements, have been omitted.

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

Reclassifications have been made to certain balances, with no effect on net income or stockholders’ equity, for the three months ended March 31, 2009, to be consistent with the classifications adopted for the three months ended March 31, 2010.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(2)	Intangible Assets:

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	March 31,	December 31,
	2010	2009

Core deposit intangible	$3,258,000	$3,258,000
Accumulated amortization	1,876,999	1,777,999
Total	$1,381,001	$1,480,001

Amortization expense on the core deposit intangible for the three months ended March 31, 2010 and 2009 was $99,000 and $131,000, respectively.

Estimated amortization expense on the core deposit intangible for the remaining nine months of 2010 and each of the five succeeding fiscal years is as follows:

Core
Deposit
Intangible

Nine months ending December 31, 2010	$260,000
Year ending December 31, 2011	304,000
Year ending December 31, 2012	281,000
Year ending December 31, 2013	223,000
Year ending December 31, 2014	116,001
Year ending December 31, 2015	58,000

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities:

The following table sets forth the composition of our available for sale securities portfolio at the dates indicated:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Investment Securities:
U.S. government sponsored agency obligations	$62,137,024	$718,150	$(74,174)	$62,781,000
Corporate bonds	2,596,319	48,592	(71,395)	2,573,516
State and municipal securities	12,016,685	860,800	-	12,877,485
Other Securities	3,501	-	-	3,501
Mortgage-backed securities	16,833,373	1,135,608	(183)	17,968,798

Total Investment Securities available for sale	$93,586,902	$2,763,150	$(145,752)	$96,204,300

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Investment Securities:
U.S. government sponsored agency obligations	$47,783,283	$770,854	$(39,618)	$48,514,519
Corporate bonds	2,596,146	45,710	(95,938)	2,545,918
State and municipal securities	14,468,352	910,564	-	15,378,916
Other Securities	3,501	-	-	3,501
Mortgage-backed securities	18,815,746	1,148,552	(14)	19,964,284

Total Investment Securities available for sale	$83,667,028	$2,875,680	$(135,570)	$86,407,138

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities (Continued):

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009, are summarized as follows:

	March 31, 2010

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

U.S. government sponsored
agency obligations	$20,040,650	$74,174	$-	$-	$20,040,650	$74,174
Corporate bonds	-	-	775,605	71,395	775,605	71,395
Mortgage-backed securities	8,085	183	-	-	8,085	183
	$20,048,735	$74,357	$775,605	$71,395	$20,824,340	$145,752

	December 31, 2009

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

U.S. government sponsored
agency obligations	$8,469,750	$37,800	$1,995,000	$1,818	$10,464,750	$39,618
Corporate bonds	-	-	751,062	95,938	751,062	95,938
State and municipal securities	-	-	-	-	-	-
Mortgage-backed securities	8,254	14	-	-	8,254	14
	$8,478,004	$37,814	$2,746,062	$97,756	$11,224,066	$135,570

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value.  In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At March 31, 2010, the Company had 17 securities in an unrealized loss position which included: 14 U.S. government sponsored agency obligations, two corporate bonds, and one mortgaged-backed security.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities (Continued):

The amortized cost and fair value at March 31, 2010, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, stated maturities are not disclosed.

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$11,194,573	$11,271,045
Due after one year through five years	45,890,512	46,864,755
Due after five years through ten years	17,649,804	18,026,274
Due after ten years	2,015,139	2,069,927
Mortgage-backed securities	16,833,373	17,968,798
Other securities	3,501	3,501

	$93,586,902	$96,204,300

Securities with a carrying amount of approximately $83,240,000 and $78,977,000 were pledged to secure deposits as required or permitted by law at March 31, 2010 and December 31, 2009, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(4)	Loans:

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At March 31,		At December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Real Estate Loans
One- to four-family residential loans(1)	$93,139,835	22.5%	$98,080,406	23.4%
Multi-family	21,298,082	5.1	20,946,534	5.0
Commercial	181,039,942	43.6	179,923,276	42.8
Construction and land	44,070,043	10.6	45,447,453	10.8
Total real estate loans	339,547,902	81.8	344,397,669	82.0

Commercial business	62,298,748	15.0	63,134,579	15.0

Consumer Loans	13,424,584	3.2	12,477,438	3.0

Total loans and loans held for sale	415,271,234	100.0%	420,009,686	100.0%
Less:
Undisbursed portion of construction loans	2,151,495		1,772,947
Deferred loan origination fees, net	27,675		21,087
Allowance for loan losses	6,373,323		6,316,829

Total loans and loans held for sale, net	$406,718,741		$411,898,823

(1) Includes loans held for sale of $1,033,000 and $1,787,900 at March 31, 2010 and December 31, 2009, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(5)	Asset Quality:

The following table sets forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	March 31,	December 31,
	2010	2009

Loans 90 days or more past due and still accruing	$1,232,812	$2,580,077
Nonaccrual loans, including $12,773,465 and $10,689,777 classified as
impaired as of March 31, 2010 and December 31, 2009, respectively	13,838,514	11,733,209
Other impaired loans	13,512,348	14,818,500
Total nonperforming and impaired loans	$28,583,674	$29,131,786

Specific allowance for loan losses on nonperforming and impaired loans	$2,032,759	$1,909,854

Asset Quality Ratios:

Non-performing assets and impaired loans to total assets	5.18%	5.16%
Non-performing and impaired loans to total loans	7.03	7.07
Allowance for loan losses to non-performing and impaired loans	22.30	21.68
Allowance for loan losses to total loans	1.57	1.53

Following is a summary of the activity in the allowance for loan losses:

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$6,316,829	$3,895,246
Charge-offs	(435,894)	(82,284)
Recoveries	69,388	-
Provision charged to expense	423,000	240,270
Balance at end of period	$6,373,323	$4,053,232

Further discussion of asset quality and of the adequacy of the allowance for loan losses at March 31, 2010 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(6)	Earnings per Share:

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2010	2009

Net earnings available to common stockholders	$960,512	$1,053,895

Basic potential common shares:
Weighted average shares outstanding	7,953,937	8,716,104
Weighted average unallocated Employee Stock
Ownership Plan shares	(119,027)	(127,531)
Basic weighted average shares outstanding	7,834,910	8,588,573

Dilutive potential common shares	-	-

Dilutive weighted average shares outstanding	7,834,910	8,588,573

Basic and diluted earnings per share	$0.12	$0.12

(7)	Employee Stock Ownership Plan:

The Company has an employee stock ownership plan (ESOP) which covers substantially all employees who have attained the age of 21 and completed one year of service.  In connection with its initial stock offering in 2004, the Company loaned funds to the ESOP for the purchase of its common stock at the initial public offering price.  The loan is being repaid based on a variable interest rate over 20 years beginning December 31, 2004.  All shares are held in a suspense account for allocation among the participants as the loan is repaid.  Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the remaining life of the note.  Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account.  As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $14,506 and $15,676 was incurred for the three months ended March 31, 2010 and 2009, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(7)	Employee Stock Ownership Plan (Continued):

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note.

The following table reflects the shares held by the plan at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Unallocated shares (fair value at March 31, 2010 and
December 31, 2009 of $814,969 and $875,025, respectively)	116,925	119,051
Allocated Shares	53,834	51,708
Total ESOP Shares	170,759	170,759

(8)	Recent Accounting Pronouncements:

In June 2009, the FASB issued revised guidance for accounting for the transfers of financial assets.  The guidance removes the concept of a qualifying special-purpose entity.  This guidance also clarifies the requirements for isolation and limitations on portions of financial assets eligible for sale accounting.  This guidance is effective for fiscal years beginning after November 15, 2009.  The Company adopted this standard for the interim reporting period ending March 31, 2010.  The adoption of the statement did not have a material impact on the company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update.  The Company is currently evaluating the impact that adoption of this accounting guidance will have on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820); Improving Disclosures about Fair Value Measurements.  ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to the level of disaggregation and inputs and valuation techniques used to measure fair value.  It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a growth basis, which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value of Financial Instruments:

FASB ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  Fair value is determined under the framework established by ASC Topic 820, Fair Value Measurements and Disclosures.  ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirement.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  The following information presents estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 and the methods and assumptions used to estimate those fair values.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts of cash and cash equivalents approximate fair values.

Securities available for sale:  When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy.  An example is U.S. Treasury securities.  For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable.  Securities measured at fair value by such methods are classified as Level 2.

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

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value of Financial Instruments (Continued):

The estimated fair values and related carrying or notional amounts of the Company's financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$48,537,920	$48,537,920	$47,996,754	$47,996,754
Securities available for sale	96,204,300	96,204,300	86,407,138	86,407,138
Federal Home Loan Bank stock	6,306,273	6,306,273	6,306,273	6,306,273
Loans, net	406,718,741	403,540,435	411,898,823	412,792,748
Accrued interest receivable	2,057,150	2,057,150	2,183,520	2,183,520

Financial liabilities:
Non-interest bearing deposits	31,767,667	31,767,667	49,533,776	49,533,776
Interest bearing deposits	411,495,421	413,634,028	393,020,692	395,518,484
Federal Home Loan Bank advances	38,419,000	39,032,705	39,924,000	40,471,672
Securities sold under agreement
to repurchase	24,790,299	24,790,299	18,936,168	18,936,168
Subordinated debentures	3,941,224	4,003,884	3,930,208	3,992,868
Accrued interest payable	904,492	904,492	1,211,552	1,211,552

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

(10)	Fair Value Measurements:

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The guidance describes three levels of inputs that may be used to measure fair value.

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

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(10)	Fair Value Measurements (Continued):

etc.) or inputs that are derived from or corroborated by market data by correlation or other means.  Level 3 inputs are unobservable inputs for determining the fair value of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended March 31, 2010 and December 31, 2009 are summarized below:

	March 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Investment Securities:
U.S. government sponsored agency obligations	$-	$62,781,000	$-	$62,781,000
Corporate bonds	-	2,573,516	-	2,573,516
State and municipal securities	-	12,877,485	-	12,877,485
Other securities	-	3,501	-	3,501
Mortgage-backed securities	-	17,968,798	-	17,968,798
Total Investment Securites available for sale	$-	$96,204,300	$-	$96,204,300

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Investment Securities:
U.S. government sponsored agency obligations	$-	$48,514,519	$-	$48,514,519
Corporate bonds	-	2,545,918	-	2,545,918
State and municipal securities	-	15,378,916	-	15,378,916
Other securities	-	3,501	-	3,501
Mortgage-backed securities	-	19,964,284	-	19,964,284
Total Investment Securites available for sale	$-	$86,407,138	$-	$86,407,138

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(10)	Fair Value Measurements (Continued):

Assets and liabilities measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended March 31, 2010 and December 31, 2009 are summarized below:

	March 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$24,045,161	$207,893	$24,253,054
Foreclosed assets	-	2,044,827	-	2,044,827
Goodwill	-	11,385,323	-	11,385,323

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$23,360,155	$238,268	$23,598,423
Foreclosed assets	-	1,084,548	-	1,084,548
Goodwill	-	11,385,323	-	11,385,323

Impaired loans that are collateral dependent have been written down to the fair value of the collateral, less estimated costs to sell, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value of the collateral.  As of March 31, 2010, these loans totaled $24.3 million.  Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The calculated valuation amount does not necessarily represent the value of the loan if sold to a willing buyer.  Management believes it is more likely than not that a workout solution or liquidation of the collateral is the best use of the asset and therefore has measured fair value based on the underlying collateral of the loans.  If management were to sell the impaired loan portfolio to a third party instead of liquidating the collateral, the measurement of fair value could be significantly different.

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

The company reported goodwill from its acquisition of Clover Leaf Bank in 2006 in the amount of $9.4 million and its acquisition of Partners Bank in 2008 in the amount of $11.3 million, for a total of $20.7 million in goodwill.  In June 2009, we recorded an impairment charge of $9.3 million, reducing the amount of goodwill to $11.4 million.  In accordance with ASC Topic 350, Intangibles-Goodwill and Other, goodwill and intangible assets with indefinite useful lives are no longer amortized; rather they are assessed, at least annually, for impairment.  The Company tests goodwill for impairment on an annual basis as of September 30, or more often if events or circumstances indicate there may be impairment.  Management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.

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

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future, and we may be required to record additional goodwill impairment losses in future periods.  It is not possible at this time to determine if any such future impairment loss would result or, it if does, whether such charge would be material.  However, any such future impairment loss would be limited to the remaining goodwill balance of $11.4 million at March 31, 2010.  Subsequent reversal of goodwill impairment losses is not permitted.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(12)	Subsequent Events:

On April 27, 2010, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended March 31, 2010. The dividend will be payable to stockholders of record as of May 14, 2010 and is expected to be paid on May 21, 2010.

Also on April 27, 2010, the Board of Directors of the Company authorized an increase in the number of shares that may be repurchased pursuant to the Company’s current stock repurchase plan that was previously announced on November 12, 2008 and expanded on December 12, 2008. Under the newly expanded repurchase plan, the Company is authorized to repurchase an additional 25,000 shares, representing approximately 0.31% of the Company’s issued and outstanding shares of common stock as of April 28, 2010. As of April 27, 2010, the Company had repurchased all of the 1,307,121 shares of its common stock that had been previously authorized for repurchase.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including, but not limited to changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution you not to place undue reliance on any such forward-looking statements, which only speak as of the date made.  The Company wishes to advise you that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  During 2009, management increased the general allocation percentages used in the calculation of our allowance for loan losses.  Management evaluated several factors in determining the need to increase these percentages.  The loss history that was previously used in the calculation was comprised of the previous nine years of historical losses.  Management revised the percentage allocation to be comprised of the previous three years of historical losses as this more accurately reflects the risk in our current portfolio.  Management also reviewed the current economic conditions and determined that the general allocation percentages should be increased to take into account the increased unemployment rate, the declining market value of collateral, and the increase in our past due and non-accrual loan ratios.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

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

Goodwill and Other Intangible Assets.  Over the past several years, First Clover Leaf has grown through acquisitions accounted for under the purchase method of accounting in effect at the time of the acquisitions.  Under the purchase method, First Clover Leaf was required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to periodic amortization.

Customer relationship intangibles are required to be amortized over their estimated useful lives.  The method of amortization reflects the pattern in which the economic benefits of these intangible assets are estimated to be consumed or otherwise used up.  Our customer relationship intangibles are being amortized over 7.6 and 9.7 years using the double declining balance method.  Since First Clover Leaf’s acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets.  Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life.  Should management determine that the estimated life of any intangible asset is shorter than originally estimated, First Clover Leaf would adjust the amortization of that asset, which could increase future amortization expense.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Goodwill recorded by First Clover Leaf in connection with its acquisitions relates to the inherent value in the businesses acquired, and this value is dependent upon First Clover Leaf’s ability to provide quality, cost effective services in a competitive market place.  The continued value of recorded goodwill is impacted by the value of our stock and continued profitability of the organization.  In the event that the stock price experiences significant declines or the operations of the company lack profitability an impairment of goodwill may need to be recognized.  Any impairment recognized would adversely impact earnings in the period in which it is recognized.

First Clover Leaf utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our single reporting unit as of the measurement date utilizing two valuation methodologies including the comparable transactions approach, and the control premium approach which utilizes the Company’s stock price.  We then compare the estimated fair value to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  At our annual impairment assessment date of September 30, 2009, no impairment existed.  At March 31, 2010, no indications of impairment existed for which an interim assessment was considered necessary.  Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations.  In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.  See Item 1 Note 11 for additional information on goodwill impairment.

Overview

Net income decreased to $961,000 for the three months ended March 31, 2010 from $1.1 million for the same period last year.  The decrease in net income was due primarily to an increase in provision for loan losses and a decrease in non-interest income, resulting primarily from a decrease in gains on loan sales.  We experienced a decrease in interest income which was offset by a decrease in interest expense as well as a decrease in non-interest income which was offset by a decrease in non-interest expense.  Basic and diluted income per share was $0.12 for each of the three month periods ended March 31, 2010, and 2009 due to the decrease in outstanding shares.

Financial Condition

Total Assets.  Total assets increased to $591.2 million at March 31, 2010 from $585.5 million at December 31, 2009.  Total cash and cash equivalents increased slightly to $48.5 million at March 31, 2010 from $48.0 million at December 31, 2009.  The increase in cash and cash

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

equivalents was due primarily to an increase in federal funds sold offset by decreases in cash and due from banks and in interest-earning deposits.

Securities available for sale increased to $96.2 million at March 31, 2010 from $86.4 million at December 31, 2009.  The increase was due primarily to purchases of $109.6 million partially offset by calls, maturities and pay-downs of $99.9 million.

Loans, net amounted to $406.7 million at March 31, 2010, compared to $411.9 million at December 31, 2009.  This decrease was a result of loan paydowns and maturities exceeding new loan originations.  Due to the current economic environment, new loan demand in the construction and land, and commercial business categories has significantly declined.

Foreclosed assets increased to $2.0 million at March 31, 2010 from $1.1 million at December 31, 2009.  We reclassified four loans into foreclosed assets during the three months ended March 31, 2010.  During the same time period we sold one property that had been classified as a foreclosed asset.

Total Liabilities.  Deposits increased slightly to $443.3 million at March 31, 2010 from $442.6 million at December 31, 2009.  Federal Home Loan Bank advances at March 31, 2010 were $38.4 million compared to $39.9 million at December 31, 2009.  Securities sold under agreements to repurchase increased to $24.8 million at March 31, 2010 from $18.9 million at December 31, 2009.  This increase was due primarily to fluctuations in customer deposits.

Stockholders’ Equity.  Stockholders’ equity increased to $77.3 million at March 31, 2010 from $76.9 million at December 31, 2009, principally as a result of $961,000 in net income partially offset by the payment of cash dividends of $467,000.

Asset Quality

The Company has experienced an increased level of non-performing loans due to the current economic slowdown.  Detailed information concerning the Company’s non-accrual and impaired loans is described in the paragraphs that follow.  Overall, the Company has a very limited number and value of what would be classified as high risk loans.  The Company does not originate subprime loans and holds a very small number and dollar value of ARM products.  The Company does hold some junior lien mortgages and high loan-to-value ratio mortgages; however, they total an immaterial portion of our loan portfolio.  The Company is reviewing these loans regularly and has not seen any significant increase in the delinquency trends for these products.  As commercial loans mature and requests for renewals are processed, either a new appraisal is obtained or the Company performs an internal valuation of the collateral based on comparable sales.  Additionally, the original appraisal is discounted if the Company believes it is warranted.

At March 31, 2010, the Company’s non-accrual loans increased $2.1 million to $13.8 million from $11.7 million at December 31, 2009.  At March 31, 2010, First Clover Leaf Bank had seven relationships classified as non-accrual with balances in excess of $500,000.  The largest non-accrual relationship is a $3.9 million development loan to a subdivision developer with excess inventory that is selling slowly due to the economic slowdown.  The loan is secured by the residential property, and a new appraisal was obtained in the first quarter of 2010. The loan is being re-evaluated on a quarterly basis.  The second non-accrual relationship is a $2.0 million group of loans to a real estate investor, who is experiencing high vacancy rates and property repairs resulting in decreased cash flows. The borrower and the Bank are currently working with a

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

management company, and vacancy rates are decreasing.  Property repairs are continuing to be made as cash flows allow.  The third non-accrual relationship is a $1.6 million commercial land loan to a developer.  The borrower in this relationship has failed to make payments and has not provided the Bank with updated financial information.  The Bank is in the process of foreclosing on this property.  The fourth non-accrual relationship is a $1.2 million loan for a mobile home park.  This credit was reviewed at year end 2009, and a $600,000 charge-off was recorded.  A new appraisal was ordered on this property in March 2010, and the results of that appraisal have not yet been received.  The fifth non-accrual relationship is a $1.3 million loan to a real estate investor.  This relationship relates to several loans which are all related by common ownership.  These loans are primarily secured by single-family residential properties, along with one multi-family property and one commercial property.  We re-assessed the values of these properties in the fourth quarter of 2009, and a charge-off was taken at December 31, 2009 for the collateral shortfall.  The sixth non-accrual relationship is a $723,000 loan to a real estate developer.  The primary collateral consists of 32 vacant lots, and the collateral is sufficient to cover the loan balance.  The lots are continuing to sell in a manner that is allowing the borrower to continue to make principal payments.  The seventh non-accrual relationship is a $707,000 loan on a commercial property.  The property is currently listed for sale.  If the property does not sell in a timely manner, we will proceed with foreclosure.   A new appraisal was ordered on the property and the Bank is awaiting the results.  The Bank believes the collateral is sufficient to cover the loan balance.

At March 31, 2010, our other impaired loans amounted to $13.5 million compared to $14.8 million at December 31, 2009.  There are three other impaired loans with balances in excess of $1.0 million at March 31, 2010.  The largest loan is a $6.7 million loan to a builder with excess inventory.  This loan is secured by residential investment property for which updated appraisals have been obtained.  Currently the collateral on this loan is sufficient to cover the majority of the outstanding balance, and we believe sufficient reserves were set aside in 2009 for the remaining outstanding balance.  The loan was restructured to allow for a period of interest only payments.  The borrower is in compliance with the modified terms.  The second loan is a $1.9 million credit on a commercial real estate property.  This loan was downgraded because the borrower was struggling with cash flow during a slow period in the business cycle.  A new appraisal was obtained in the first quarter of 2010, and the collateral is sufficient to cover the loan balance.  The third loan is a $1.6 million loan to a residential real estate developer who is struggling with the economic downturn.  The loan is currently secured by single family residences.  The Bank is currently working with the developer on possible restructuring alternatives.

The allowance for loan losses to non-performing and impaired loans, which is listed in the “Asset Quality Ratios” table in Item 1 Note 5, increased to 22.30% at March 31, 2010 compared to 21.68% at December 31, 2009.  While the change in the ratio for the period ended March 31, 2010 compared to the period ended December 31, 2009 is not significantly different, the ratio did experience a significant decline during the year 2009.  This decline was due to the large increase in non-performing loans during 2009 that did not require proportionate reserves under our allowance methodology, as the loans had sufficient collateral value to cover the outstanding loan balance.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General.  Net income decreased to $961,000 for the three months ended March 31, 2010 from $1.1 million for the same period last year.  The decrease in net income was due primarily to an increase in provision for loan losses.  We experienced a decrease in interest income which was offset by a decrease in interest expense as well as a decrease in non-interest income which was offset by a decrease in non-interest expense.  Basic and diluted income per share was $0.12 for each of the three month periods ended March 31, 2010, and 2009.

Yields on all interest-earning assets continued to decline for the three months ended March 31, 2010 compared to the same period in 2009. Our commercial loans are more sensitive to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently.  The declining rate environment also impacted our interest-earning balances from depository institutions as those assets have adjustable rates.  The decline in rates has also resulted in a significant number of the bonds in our securities portfolio being called and being replaced with lower yielding bonds.  Despite the decline in our interest-earning asset yield, our overall net interest rate spread and net interest margin increased due to the decline in the rate paid on interest-bearing liabilities.  We continue to attempt to absorb the effects of the interest rate cuts through lowering the rates we pay on deposits.  However, our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate repricing as rates fluctuate.

Net interest income.  Net interest income remained at $4.1 million for the three months ended March 31, 2010 and 2009.  Net average interest-earning assets, which represents our average total interest-earning assets less our average total interest-bearing liabilities, were $83.0 million for the three months ended March 31, 2010, compared to $67.9 million for the same period in 2009.  The ratio of interest-earning assets to interest-bearing liabilities increased to 117.48% for the three months ended March 31, 2010 from 112.50% for the same period in 2009.  The net interest rate spread increased to 2.67% for the three months ended March 31, 2010, compared to 2.46% for the comparable period in 2009.  The average rate earned on interest-earning assets decreased by five basis points for the three months ended March 31, 2010 to 4.77% from 4.82% for the same period in 2009, while the average rate paid on interest-bearing liabilities decreased by 26 basis points during these periods.  The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets.

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$416,101	$5,740	5.59%	$429,261	$6,137	5.80%
Securities	94,757	801	3.43	99,139	1,071	4.38
Federal Home Loan Bank stock	6,306	-	-	6,306	-	-
Interest-earning balances from depository institutions	41,001	19	0.19	76,379	60	0.32
Total interest-earning assets	558,165	6,560	4.77	611,085	7,268	4.82
Non-interest-earning assets	39,561			54,127
Total assets	$597,726			$665,212

Interest-bearing liabilities:
Interest-bearing transaction	$179,105	564	1.28	$212,992	690	1.31
Savings deposits	18,857	39	0.84	18,338	67	1.48
Time deposits	200,336	1,437	2.91	210,029	1,837	3.55
Securities sold under agreements to repurchase	33,464	7	0.08	48,307	20	0.17
Federal Home Loan Bank advances	39,422	342	3.52	49,650	469	3.83
Subordinated debentures	3,934	74	7.63	3,890	74	7.71
Total interest-bearing liabilities	475,118	2,463	2.10	543,206	3,157	2.36
Non-interest-bearing liabilities	45,178			28,239
Total liabilities	520,296			571,445
Stockholders’ equity	77,430			93,767
Total liabilities and stockholders’ equity	$597,726			$665,212

Net interest income		$4,097			$4,111
Net interest rate spread (1)			2.67%			2.46%
Net interest-earning assets (2)	$83,047			$67,879
Net interest margin (3)			2.98%			2.73%
Ratio of interest-earning assets to interest-bearing liabilities			117.48%			112.50%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes loan fees collected in the amount of $36,669 and $51,898 for the three months ended March 31, 2010 and 2009, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and fee income.  Interest and fee income on loans decreased to $5.7 million for the three months ended March 31, 2010 from $6.1 million for the comparable period in 2009.  Interest income on loans decreased primarily as a result of a lower average balance in addition to a lower yield.  The average balance of loans was $416.1 million and $429.3 million for the three months ended March 31, 2010 and 2009, respectively. The average balance decreased primarily due to declines in new loan demand in the construction and land, and commercial business categories due to the current economic environment.  The average yield on loans decreased to 5.59% for the three months ended March 31, 2010 from 5.80% for the comparable period in 2009.

Interest income on securities decreased to $801,000 for the three months ended March 31, 2010 from $1.1 million for the comparable period in 2009.  The decrease was due primarily to a lower average balance in addition to a decline in yield.  The average balance of securities was $94.8 million and $99.1 million for the three months ended March 31, 2010 and 2009, respectively.  The declining rate environment resulted in a significant number of bonds in our securities portfolio being called and being replaced with lower yielding bonds.  The average yield on securities decreased to 3.43% from 4.38% for the three months ended March 31, 2010 and 2009, respectively.

Interest on other interest-earning deposits decreased to $19,000 for the three months ended March 31, 2010 from $60,000 for the comparable period in 2009.  The decrease was due primarily to a lower average balance in addition to a decline in yield.  The average balance of other interest-earning deposits decreased to $41.0 million from $76.4 million for the three months ended March 31, 2010 and 2009, respectively.  The average yield on other interest-earning deposits decreased to 0.19% for the three months ended March 31, 2010 from 0.32% for the comparable period in 2009.

Interest expense.  Interest expense on deposits decreased to $2.0 million for the three months ended March 31, 2010 and 2009.  The decrease was due primarily to a lower average balance in addition to a decline in yield.  The average balance of interest-bearing deposits, comprised of interest bearing transactions, savings deposits, and time deposits, was $398.3 million and $441.4 million for the three months ended March 31, 2010 and 2009, respectively.  The largest yield decline for the three months ended March 31, 2010 compared to the same period in 2009 was in time deposits and savings deposits which experienced a yield decline of 64 basis points each, followed by the yield on interest-bearing transactions which declined only three basis points.

Interest expense on securities sold under agreements to repurchase decreased to $7,000 for the three months ended March 31, 2010 from $20,000 for the three months ended March 31, 2009.  The decrease was due to a decline in yield in addition to a lower average balance.  The average balance decreased to $33.5 million from $48.3 million for the three months ended March 31, 2010 and 2009, respectively.  The yield decreased to 0.08% for the three months ended March 31, 2010 from 0.17% for the comparable period in 2009.

Interest expense on Federal Home Loan Bank advances decreased to $342,000 from $469,000 for the three months ended March 31, 2010 and 2009, respectively due primarily to a lower average balance in addition to a decline in yield.  The average balance of Federal Home Loan Bank advances was $39.4 million and $49.7 million for the three months ended March 31, 2010 and 2009, respectively.  The average yield on Federal Home Loan Bank advances decreased to 3.52% for the three months ended March 31, 2010 compared to 3.83% for the comparable period in 2009.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for loan losses.  Provision for loan losses increased to $423,000 from $240,000 for the three months ended March 31, 2010 and 2009, respectively.  The increase was primarily due to an increase in the general allocation percentage as previously discussed in the critical accounting policy disclosure.  The provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience coupled with current market valuations on collateral, used to estimate probable losses as well as the level of nonperforming assets and classified assets.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company’s provision for loan losses.  The Company is subject to periodic examination by the Office of Thrift Supervision, which may require the Company to record increases in the allowance based on its evaluation of available information.  There can be no assurance that the Office of Thrift Supervision will not require further increases to the allowance.

Non-interest income.  Non-interest income decreased to $299,000 for the three months ended March 31, 2010 from $403,000 for the comparable period in 2009.  While service fees on deposit accounts and other service charges and fees did increase, these increases were offset by a significant decrease in gain on sale of loans.  This income category decreased $147,000 to $67,000 for the three months ended March 31, 2010 compared to $214,000 for the same period in 2009.  This was partially due to the high level of refinancing activity in 2009 related to record low mortgage rates, as we sold newly-originated, longer-term loans to manage interest rate risk.

Non-interest expense.  Non-interest expense decreased $107,000 to $2.5 million for the three months ended March 31, 2010 from $2.6 million for the same period in 2009.

Professional fees decreased to $37,000 for the three months ended March 31, 2010 compared to $203,000 for the comparable period in 2009.  This decrease was due primarily to the reversal of $150,000 of accrued expenses in connection with the consulting agreement entered into with the former CEO of Partners Bank which was based on certain contingencies that ultimately were not attained.

FDIC insurance premium expense increased to $195,000 for the three months ended March 31, 2010 compared to $55,000 for the comparable period in 2009.  The increase was due to increased insurance assessment rates.

Amortization of mortgage servicing rights totaled $26,000 for the three months ended March 31, 2010 compared to $91,000 for the same period in 2009.  The decrease was due to the reduced number of loans sold, as well as the number of previously sold loans that refinanced causing accelerated amortization.

Income taxes.  Income taxes decreased to $511,000 for the three months ended March 31, 2010 from $611,000 for the comparable period in 2009.  The primary reason for the change in income taxes was the lower level of pre-tax income for the 2010 period.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2010 and December 31, 2009, $48.5 million and $48.0 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the three months ended March 31, 2010 principal collections on loans, net of originations totaled $2.8 million compared to $13.4 million for the three months ended March 31, 2009.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $99.9 million and $15.7 million for the three months ended March 31, 2010 and 2009, respectively.  We purchased $109.6 million and $11.0 million in available-for-sale investment securities during the three months ended March 31, 2010 and 2009, respectively.  We did not receive any proceeds from the maturities of interest-earning time deposits during the three months ended March 31, 2010 compared to $5.2 million received for the same period in 2009.  We did not invest in interest-earning time deposits for the three months ended March 31, 2010 compared to $15.6 million invested during the same period in 2009.

Deposit flows are generally affected by interest rates as designated by management, the interest rates and products offered by local competitors, and other factors.  Net deposits increased by $724,000 for the three months ended March 31, 2010.  During the comparable period in 2009 the net increase in deposits was $11.4 million.  Securities sold under agreements to repurchase had a net increase of $5.9 million and a net decrease of $24.3 million for the three months ended March 31, 2010 and 2009, respectively.  There were no proceeds from Federal Home Loan Bank advances for the three months ended March 31, 2010 compared to proceeds of $5.0 million for the three months ended March 31, 2009.  Repayments of such advances totaled $1.5 million for the three months ended March 31, 2010 compared to $6.5 million for the same period in 2009.  Repurchases of the Company’s common

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

stock were $61,000 and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At March 31, 2010, we had $38.4 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $16.3 million.

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at March 31, 2010.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at March 31, 2010 were as follows:

			Minimum Required
			for Capital			to be "Well
	Actual		Adequacy			Capitalized"
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$70,592
Goodwill and core deposit intangible	(12,766)
Disallowed servicing assets	(684)
Unrealized gain on securities AFS, net	(1,648)
Tangible capital to adjusted total assets	$55,494	9.8%		$8,518	1.5%	N/A	-
Allowance as limited by regulatory guidance	5,184
Deduction for low-level recourse	(1,607)
Total capital to risk-weighted assets	$59,071	14.2%		$33,177	8.0%	$41,471	10.0%

Tier 1 capital to risk-weighted assets	$55,494	13.4%	$	N/A	-	$24,882	6.0%

Tier 1 capital to total assets	$55,494	9.8%		$22,714	4.0%	$28,393	5.0%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at March 31, 2010 follows:

				Range of
	Variable	Fixed		Rates on
	Rate	Rate	Total	Fixed Rate
	Commitments	Commitments	Commitments	Commitments

Commitments to extend credit	$35,492,891	$9,910,618	$45,403,509	3.25%-18.00%
Standby letters of credit	$1,785,058	$4,081,414	$5,866,472	4.00%-9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program were sold with recourse.  The Bank has an agreement to sell residential loans of up to $71.0 million to the FHLB of Chicago.  Approximately $65.7 million have been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.6 million at March 31, 2010.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.

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

The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the current low level of market interest rates, First Clover Leaf did not receive a NPV calculation for an interest rate decrease of greater than 100 basis points for December 2009.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

The table below sets forth, as of December 31, 2009, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2009
		NPV			Net Portfolio Value as a Percentage of Present Value of Assets
			Estimated Increase (Decrease) in NPV
Change in Interest Rates		Estimated NPV	Amount	Percent	NPV Ratio	Change
		(Dollars in thousands)

+300	bp	$61,633	$(14,434)	(19)%	10.70%	(202	)bp
+200	bp	67,256	(8,811)	(12)	11.51	(121	)bp
+100	bp	73,007	(3,060)	(4)	12.32	(40	)bp
+50	bp	73,964	(2,102)	(3)	12.44	(28	)bp
0	bp	76,067	—	—	12.72	0	bp
-50	bp	76,961	895	1	12.82	10	bp
-100	bp	77,806	1,739	2	12.92	20	bp

The table above indicates that at December 31, 2009, in the event of a 100 basis point decrease in interest rates, we would experience a 2% increase in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 19% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at March 31, 2010, and how those exposures were managed during the three months ended March 31, 2010 have changed significantly when compared to the immediately preceding quarter ended December 31, 2009.  However, the Company’s primary market risk exposure has not yet been quantified at March 31, 2010 as the Office of Thrift Supervision Net Portfolio Value Model is not yet available and the complexity of the model makes it difficult to accurately predict results.

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

Item 1A – Risk Factors.

There are no material  changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

January 1 - 31, 2010	6,349	$7.06	6,349	16,472
February 1 - 28, 2010	2,250	$7.00	2,250	14,222
March 1 - 31, 2010	-	$-	-	14,222
Total	8,599		8,599

(1)
The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, and on December 11, 2008, they increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares.  The plan has no expiration date.

On April 27, 2010, the Board of Directors of the Company authorized an increase in the number of shares that may be repurchased pursuant to the Company’s current stock repurchase plan that was previously announced on November 12, 2008 and expanded on December 12, 2008.  Under the newly expanded repurchase plan, the Company is authorized to repurchase an additional 25,000 shares, representing approximately 0.31% of the Company’s issued and outstanding shares of common stock as of April 28, 2010.  As of April 27, 2010, the Company had repurchased all of the 1,307,121 shares of its common stock that had been previously authorized for repurchase.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 – [Reserved].

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

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: May 17, 2010	BY:	/s/ Dennis M. Terry
Dennis M. Terry, President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald, Senior Vice-President and Chief Financial Officer