Form 10-Q
period 2010-06-30
First Clover Leaf Financial Corp.
filed 2010-08-16
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 12, 2010
Common Stock, par value $.10 per share	7,912,702

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2010	2009
Cash and due from banks	$13,800,510	$14,104,442
Interest-earning deposits	11,908,023	14,306,726
Federal funds sold	15,503,528	19,585,586
Total cash and cash equivalents	41,212,061	47,996,754
Interest-earning time deposits	1,700,000	-
Securities available for sale	82,104,113	86,407,138
Federal Home Loan Bank stock	6,306,273	6,306,273
Loans, net of allowance for loan losses
of $6,073,584 and $6,316,829, respectively	398,122,410	410,110,923
Loans held for sale	949,500	1,787,900
Property and equipment, net	10,841,064	11,096,748
Accrued interest receivable	1,936,561	2,183,520
Prepaid Federal Deposit Insurance Corporation insurance premiums	2,636,251	2,993,995
Goodwill	11,385,323	11,385,323
Core deposit intangible	1,282,001	1,480,001
Foreclosed assets	1,837,212	1,084,548
Mortgage servicing rights	695,847	680,776
Other assets	2,219,138	2,012,715
Total assets	$563,227,754	$585,526,614
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$28,515,158	$49,533,776
Interest bearing deposits	400,539,061	393,020,692
Total deposits	429,054,219	442,554,468
Federal Home Loan Bank advances	27,418,000	39,924,000
Securities sold under agreements to repurchase	21,171,955	18,936,168
Subordinated debentures	3,952,240	3,930,208
Accrued interest payable	702,068	1,211,552
Other liabilities	3,119,505	2,041,941
Total liabilities	485,417,987	508,598,337

Stockholders' Equity:
Preferred stock, $.10 par value; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, $.10 par value; 20,000,000 shares authorized;
10,142,123 shares issued; 7,937,702 and 7,960,523 shares outstanding
at June 30, 2010 and December 31, 2009, respectively	1,014,212	1,014,212
Additional paid-in capital	81,366,602	81,360,749
Retained earnings	13,751,940	12,451,069
Accumulated other comprehensive income	1,439,636	1,726,434
Unearned Employee Stock Ownership Plan shares	(592,970)	(614,932)
Treasury Stock, at cost; 2,204,421 and 2,181,600 shares at
June 30, 2010 and December 31, 2009, respectively	(19,169,653)	(19,009,255)
Total stockholders' equity	77,809,767	76,928,277
Total liabilities and stockholders' equity	$563,227,754	$585,526,614

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$5,645,767	$5,936,659	$11,385,480	12,073,566
Securities:
Taxable interest income	577,578	874,432	1,224,991	1,814,808
Non-taxable interest income	130,246	144,277	284,521	275,382
Interest-earning deposits, federal funds sold, and other	22,688	36,560	41,726	96,588
Total interest income	6,376,279	6,991,928	12,936,718	14,260,344

Interest expense:
Deposits	1,940,424	2,708,641	3,980,591	5,301,707
Federal Home Loan Bank advances	262,750	455,510	605,179	924,876
Securities sold under agreements to repurchase	5,922	17,460	12,374	37,699
Subordinated debentures	55,551	74,397	129,252	148,098
Total interest expense	2,264,647	3,256,008	4,727,396	6,412,380

Net interest income	4,111,632	3,735,920	8,209,322	7,847,964

Provision for loan losses	400,000	428,720	823,000	668,990

Net interest income after provision for loan losses	3,711,632	3,307,200	7,386,322	7,178,974

Non-interest income:
Service fees on deposit accounts	98,649	69,805	182,270	135,546
Other service charges and fees	95,063	64,360	179,603	123,259
Loan servicing fees	49,835	37,230	98,898	80,482
Gain on sale of securities, net	463,221	-	463,221	-
Gain on sale of loans	98,236	172,260	164,997	386,275
Other	4,677	4,096	19,551	25,123
Total non-interest income	809,681	347,751	1,108,540	750,685

Non-interest expense:
Compensation and employee benefits	1,164,193	1,141,993	2,329,078	2,275,956
Occupancy expense	338,872	344,627	693,634	717,384
Data processing services	168,688	144,496	333,813	277,091
Director fees	49,800	53,850	100,450	108,950
Professional fees	104,323	190,357	141,321	393,188
Federal Deposit Insurance Corporation insurance premiums	198,893	374,565	393,976	429,416
Amortization of core deposit intangible	99,000	130,000	198,000	261,000
Amortization of mortgage servicing rights	22,248	73,477	48,381	164,699
Goodwill Impairment	-	9,300,000	-	9,300,000
Other	390,640	402,250	800,012	837,248
Total non-interest expense	2,536,657	12,155,615	5,038,665	14,764,932

Income (loss) before income taxes	1,984,656	(8,500,664)	3,456,197	(6,835,273)

Income taxes	705,264	292,900	1,216,293	904,396
Net income (loss)	$1,279,392	$(8,793,564)	$2,239,904	$(7,739,669)

Basic and diluted income (loss) per share (see Note 6)	$0.16	$(1.08)	$0.29	$(0.93)
Dividends per share	$0.06	$0.06	$0.12	$0.12

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$1,279,392	$(8,793,564)	$2,239,904	$(7,739,669)
Other comprehensive income (loss):
Unrealized gains (losses) on securities
arising during the period, net of tax	89,468	(13,617)	11,980	227,140
Reclassification adjustment for realized
gains included in income, net of tax	(298,778)	-	(298,778)	-
Comprehensive income (loss)	$1,070,082	$(8,807,181)	$1,953,106	$(7,512,529)

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,239,904	$(7,739,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of:
Deferred loan origination costs, net	14,488	35,146
Premiums and discounts on securities	(491,960)	(115,574)
Core deposit intangible	198,000	261,000
Mortgage servicing rights	48,381	164,699
Amortization of fair value adjustments on:
Loans	(33,400)	(47,000)
Time deposits	(26,000)	(100,334)
Federal Home Loan Bank advances	(6,000)	(21,999)
Subordinated debentures	22,032	22,032
Investment securities	(26,500)	(29,100)
Property and equipment	8,036	8,036
Goodwill impairment	-	9,300,000
Provision for loan losses	823,000	668,990
Depreciation expense	307,400	358,461
ESOP expense	27,815	33,165
Gain on sale of securities available for sale	463,221	-
Gain on sale of loans	(164,997)	(386,275)
Loss on sale of property and equipment	2,196	-
Loss (gain) on sale of foreclosed real estate	3,216	(3,700)
Proceeds from sales of loans held for sale	6,774,614	18,879,857
Originations of loans held for sale	(5,771,217)	(19,975,107)
Change in assets and liabilities:
Decrease in prepaid Federal Deposit Insurance
Corporation insurance premiums	357,744	161,676
Decrease in accrued interest receivable	246,959	165,815
Increase in mortgage servicing rights	(63,452)	(197,627)
Increase in other assets	(206,423)	(213,843)
(Decrease) increase in accrued interest payable	(509,484)	151,862
Increase in other liabilities	1,246,156	18,990
Net cash flows provided by operating activities	5,483,729	1,399,501
Cash flows from investing activities:
Proceeds from maturity of interest-earning time deposits	-	20,847,832
Purchase of interest-earning time deposits	(1,700,000)	(20,638,152)
Available for sale securities:
Purchases	(122,725,094)	(47,950,000)
Proceeds from calls, maturities and paydowns	118,215,779	57,804,339
Proceeds from sales	8,412,189	-
Decrease in loans; principal collections, net of loan originations	9,962,748	12,527,434
Purchase of property and equipment	(61,948)	(444,170)
Proceeds from the sale of foreclosed real estate	465,797	681,259
Net cash flows provided by investing activities	$12,569,471	$22,828,542

(Continued)

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from financing activities:
Net decrease in deposits	$(13,474,249)	$(14,714,497)
Net increase (decrease) in securities sold under agreements
to repurchase	2,235,787	(20,068,176)
Proceeds from Federal Home Loan Bank advances	-	5,000,000
Repayment of Federal Home Loan Bank advances	(12,500,000)	(6,454,920)
Repurchase of Common Stock	(160,398)	(5,095,190)
Cash dividends	(939,033)	(1,004,302)
Net cash flows used in financing activities	(24,837,893)	(42,337,085)
Net decrease in cash and cash equivalents	(6,784,693)	(18,109,042)
Cash and cash equivalents at beginning of period	47,996,754	67,135,384
Cash and cash equivalents at end of period	$41,212,061	$49,026,342

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,246,848	$6,360,819
Income tax payments, net	440,000	1,233,593

Non-cash transactions
Loans transferred to foreclosed assets	1,221,677	1,114,303

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies:

The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature.  Any differences appearing between the numbers presented in the financial statements and management’s discussion and analysis are due to rounding.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company” or “First Clover Leaf”) for the year ended December 31, 2009 contained in the 2009 Annual Report to Stockholders that is filed as Exhibit 13 to the Company’s Annual Report on Form 10-K.  Accordingly, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements, have been omitted.

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

Reclassifications have been made to certain balances, with no effect on net income or stockholders’ equity, for the three and six months ended June 30, 2009, to be consistent with the classifications adopted for the three and six months ended June 30, 2010.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(2)	Intangible Assets:

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	June 30,	December 31,
	2010	2009

Core deposit intangible	$3,258,000	$3,258,000
Accumulated amortization	1,975,999	1,777,999
Total	$1,282,001	$1,480,001

Amortization expense on the core deposit intangible for the three and six months ended June 30, 2010 was $99,000 and $198,000, respectively and $130,000 and $261,000 for the comparable periods in 2009.

Estimated future amortization expense on the core deposit intangible for the remaining six months of 2010 and each of the five succeeding fiscal years is as follows:

Period	Amount

Six months ending December 31, 2010	$162,000
Year ending December 31, 2011	304,000
Year ending December 31, 2012	281,000
Year ending December 31, 2013	223,000
Year ending December 31, 2014	116,001
Year ending December 31, 2015	58,000

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities:

The following tables set forth the composition of our available for sale securities portfolio at the dates indicated:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Investment Securities:
U.S. government agency obligations	$50,608,122	$1,030,048	$-	$51,638,170
Corporate bonds	2,096,439	54,047	(30,030)	2,120,456
State and municipal securities	15,328,942	554,521	(28,316)	15,855,147
Other Securities	3,501	-	-	3,501
Mortgage-backed securities	11,781,862	705,683	(706)	12,486,839

Total Investment Securities available for sale	$79,818,866	$2,344,299	$(59,052)	$82,104,113

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Investment Securities:
U.S. government agency obligations	$47,783,283	$770,854	$(39,618)	$48,514,519
Corporate bonds	2,596,146	45,710	(95,938)	2,545,918
State and municipal securities	14,468,352	910,564	-	15,378,916
Other Securities	3,501	-	-	3,501
Mortgage-backed securities	18,815,746	1,148,552	(14)	19,964,284

Total Investment Securities available for sale	$83,667,028	$2,875,680	$(135,570)	$86,407,138

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities (Continued):

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009, are summarized as follows:

	June 30, 2010

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

Corporate bonds	$-	$-	$669,970	$30,030	$669,970	$30,030
State and municipal securities	2,173,600	28,316	-	-	2,173,600	28,316
Mortgage-backed securities	1,042,056	706	-	-	1,042,056	706
	$3,215,656	$29,022	$669,970	$30,030	$3,885,626	$59,052

	December 31, 2009

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

U.S. government agency obligations	$8,469,750	$37,800	$1,995,000	$1,818	$10,464,750	$39,618
Corporate bonds	-	-	751,062	95,938	751,062	95,938
State and municipal securities	-	-	-	-	-	-
Mortgage-backed securities	8,254	14	-	-	8,254	14
	$8,478,004	$37,814	$2,746,062	$97,756	$11,224,066	$135,570

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value.  In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At June 30, 2010, the Company had nine securities in an unrealized loss position which included: six state and municipal securities, one corporate bond, and two mortgaged-backed securities.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities (Continued):

The amortized cost and fair value at June 30, 2010, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, stated maturities are not disclosed.

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$3,936,743	$4,015,370
Due after one year through five years	41,724,672	42,798,024
Due after five years through ten years	14,637,429	15,022,873
Due after ten years	7,734,659	7,777,506
Mortgage-backed securities	11,781,862	12,486,839
Other securities	3,501	3,501

	$79,818,866	$82,104,113

Securities with a carrying amount of approximately $73,500,000 and $78,977,000 were pledged to secure deposits as required or permitted by law at June 30, 2010 and December 31, 2009, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(4)	Loans:

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At June 30,		At December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Real Estate Loans
One- to four-family residential loans(1)	$92,584,415	22.7%	$98,080,406	23.4%
Multi-family	17,987,061	4.4	20,946,534	5.0
Commercial	183,022,869	45.0	179,923,276	42.8
Construction and land	42,261,317	10.4	45,447,453	10.8
Total real estate loans	335,855,662	82.5	344,397,669	82.0

Commercial business	57,933,450	14.2	63,134,579	15.0

Consumer Loans	13,378,955	3.3	12,477,438	3.0

Total loans and loans held for sale	407,168,067	100.0%	420,009,686	100.0%
Less:
Undisbursed portion of construction loans	2,001,718		1,772,947
Deferred loan origination fees, net	20,855		21,087
Allowance for loan losses	6,073,584		6,316,829

Total loans and loans held for sale, net	$399,071,910		$411,898,823

(1) Includes loans held for sale of $949,500 and $1,787,900 at June 30, 2010 and December 31, 2009, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(5)	Asset Quality:

The following table sets forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	June 30,	December 31,
	2010	2009

Loans 90 days or more past due and still accruing	$1,089,673	$2,580,077
Nonaccrual loans, including $14,485,298 and $10,689,777 classified as
impaired as of June 30, 2010 and December 31, 2009, respectively	14,887,457	11,733,209
Other impaired loans	9,440,185	14,818,500
Total nonperforming and impaired loans	$25,417,315	$29,131,786

Specific allowance for loan losses on nonperforming and impaired loans	$2,179,325	$1,909,854

Asset Quality Ratios:

Non-performing assets and impaired loans to total assets	4.84%	5.16%
Non-performing and impaired loans to total loans	6.37	7.07
Allowance for loan losses to non-performing and impaired loans	23.90	21.68
Allowance for loan losses to total loans	1.52	1.53

Following is a summary of the activity in the allowance for loan losses:

	Six Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$6,316,829	$3,895,246
Charge-offs	(1,136,905)	(267,284)
Recoveries	70,660	-
Provision charged to expense	823,000	668,990
Balance at end of period	$6,073,584	$4,296,952

Further discussion of asset quality and of the adequacy of the allowance for loan losses at June 30, 2010 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net earnings available to common stockholders	$1,279,392	$(8,793,564)	$2,239,904	$(7,739,669)

Basic potential common shares:
Weighted average shares outstanding	7,938,351	8,271,143	7,946,101	8,492,394
Weighted average unallocated Employee Stock
Ownership Plan shares	(116,902)	(125,406)	(117,959)	(126,463)
Basic weighted average shares outstanding	7,821,449	8,145,737	7,828,142	8,365,931

Dilutive potential common shares	-	-	-	-

Dilutive weighted average shares outstanding	7,821,449	8,145,737	7,828,142	8,365,931

Basic and diluted earnings per share	$0.16	$(1.08)	$0.29	$(0.93)

(7)	Employee Stock Ownership Plan:

The Company has an employee stock ownership plan (ESOP) which covers substantially all employees who have attained the age of 21 and completed one year of service.  In connection with its initial stock offering in 2004, the Company loaned funds to the ESOP for the purchase of its common stock at the initial public offering price.  The loan is being repaid based on a variable interest rate over 20 years beginning December 31, 2004.  All shares are held in a suspense account for allocation among the participants as the loan is repaid.  Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the remaining life of the note.  Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account.  As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $13,309 and $27,815 was incurred for the three and six months ended June 30, 2010, respectively and $17,489 and $33,165 for the comparable periods in 2009.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(7)	Employee Stock Ownership Plan (Continued):

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note.

The following table reflects the shares held by the plan at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Unallocated shares (fair value at June 30, 2010 and
December 31, 2009 of $747,341 and $875,025, respectively)	114,799	119,051
Allocated Shares	55,960	51,708
Total ESOP Shares	170,759	170,759

(8)	Recent Accounting Pronouncements:

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

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310); Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires new disclosures that facilitate financial statement users’ evaluation of the following:
(1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value of Financial Instruments:

FASB ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  Fair value is determined under the framework established by ASC Topic 820, Fair Value Measurements and Disclosures.  ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirement.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  The following information presents estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 and the methods and assumptions used to estimate those fair values.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts of cash and cash equivalents approximate fair values.

Interest-earning time deposits:  Due to the short term nature of these deposits, generally 12 months or less, the carrying amounts of these deposits approximate fair values.

Securities available for sale:  The fair value of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1.  The Company has no securities classified within Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.  They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios.  In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month.  Because they are not price quote valuations, the pricing methods are considered level 2 inputs.  At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company currently has no securities classified within Level 3.

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

Subordinated debentures:  This debenture was a fixed/floating rate instrument.  It was at a fixed rate for the first five years, and then it converted to a floating or variable rate as of June 2010. The fair value of variable rate trust preferred debentures approximate carrying value.  Prior to June 2010, the trust preferred debentures had a fixed rate and the fair value was estimated using discounted cash flow analyses based on current rates for similar advances.

Accrued interest payable:  The carrying amount of accrued interest payable approximates its fair value.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value of Financial Instruments (Continued):

The estimated fair values and related carrying or notional amounts of the Company's financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$41,212,061	$41,212,061	$47,996,754	$47,996,754
Interest-earning time deposits	1,700,000	1,700,000	-	-
Securities available for sale	82,104,113	82,104,113	86,407,138	86,407,138
Federal Home Loan Bank stock	6,306,273	6,306,273	6,306,273	6,306,273
Loans, net	399,071,910	401,531,341	411,898,823	412,792,748
Accrued interest receivable	1,936,561	1,936,561	2,183,520	2,183,520

Financial liabilities:
Non-interest bearing deposits	28,515,158	28,515,158	49,533,776	49,533,776
Interest bearing deposits	400,539,061	402,666,088	393,020,692	395,518,484
Federal Home Loan Bank advances	27,418,000	27,996,751	39,924,000	40,471,672
Securities sold under agreement
to repurchase	21,171,955	21,171,955	18,936,168	18,936,168
Subordinated debentures	3,952,240	3,952,240	3,930,208	3,992,868
Accrued interest payable	702,068	702,068	1,211,552	1,211,552

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

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included with Level 1 that are observable for the asset or liability either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived from or corroborated by market data by correlation or other means.  Level 3 inputs are unobservable inputs for determining the fair value of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.  During the quarter there were no transfers between Level 1 and Level 2.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(10)	Fair Value Measurements (Continued):

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended June 30, 2010 and December 31, 2009 are summarized below:

	June 30, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Investment Securities:
U.S. government agency obligations	$-	$51,638,170	$-	$51,638,170
Corporate bonds	-	2,120,456	-	2,120,456
State and municipal securities	-	15,855,147	-	15,855,147
Other securities	-	3,501	-	3,501
Mortgage-backed securities	-	12,486,839	-	12,486,839
Total Investment Securites available for sale	$-	$82,104,113	$-	$82,104,113

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Investment Securities:
U.S. government agency obligations	$-	$48,514,519	$-	$48,514,519
Corporate bonds	-	2,545,918	-	2,545,918
State and municipal securities	-	15,378,916	-	15,378,916
Other securities	-	3,501	-	3,501
Mortgage-backed securities	-	19,964,284	-	19,964,284
Total Investment Securites available for sale	$-	$86,407,138	$-	$86,407,138

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(10)	Fair Value Measurements (Continued):

Assets and liabilities measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended June 30, 2010 and December 31, 2009 are summarized below:

	June 30, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$21,586,781	$159,377	21,746,158
Foreclosed assets	-	1,837,212	-	1,837,212
Goodwill	-	11,385,323	-	11,385,323

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$23,360,155	$238,268	$23,598,423
Foreclosed assets	-	1,084,548	-	1,084,548
Goodwill	-	11,385,323	-	11,385,323

Impaired loans that are collateral dependent have been written down to the fair value of the collateral, less estimated costs to sell, through the establishment of a specific allowance or by recording charge-offs when the carrying value exceeds the fair value of the collateral.  As of June 30, 2010, these loans totaled approximately $21.7 million.  Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The calculated valuation amount does not necessarily represent the value of the loan if sold to a willing buyer.  Management believes it is more likely than not that a workout solution or liquidation of the collateral is the best use of the asset and therefore has measured fair value based on the underlying collateral of the loans.  If management were to sell the impaired loan portfolio to a third party instead of liquidating the collateral, the measurement of fair value could be significantly different.

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

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future, and we may be required to record additional goodwill impairment losses in future periods.  It is not possible at this time to determine if any such future impairment loss would result or, it if does, whether such charge would be material.  However, any such future impairment loss would be limited to the remaining goodwill balance of $11.4 million at June 30, 2010.  Subsequent reversal of goodwill impairment losses is not permitted.

(12)	Subsequent Events:

On July 28, 2010, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended June 30, 2010. The dividend will be payable to stockholders of record as of August 13, 2010 and is expected to be paid on August 20, 2010.

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

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Goodwill recorded by First Clover Leaf in connection with its acquisitions relates to the inherent value in the businesses acquired, and this value is dependent upon First Clover Leaf’s ability to provide quality, cost effective services in a competitive market place.  The continued value of recorded goodwill is impacted by the value of our stock and continued profitability of the organization.  In the event that the stock price experiences significant declines or the operations of the company lack profitability, an impairment of goodwill may need to be recognized.  Any impairment recognized would adversely impact earnings in the period in which it is recognized.

First Clover Leaf utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our single reporting unit as of the measurement date utilizing two valuation methodologies including the comparable transactions approach, and the control premium approach which utilizes the Company’s stock price.  We then compare the estimated fair value to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  At our annual impairment assessment date of September 30, 2009, no impairment existed.  At June 30, 2010, no event or circumstance existed that would more likely than not reduce the fair value of the reporting unit below its carrying amount, and therefore, an interim goodwill impairment test was not considered necessary. Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations.  In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.  See Item 1, Note 11 for additional information on goodwill impairment.

Overview

First Clover Leaf reported net income of $1.3 million for the three months ended June 30, 2010 compared to a net loss of $8.8 million for the same period in 2009.  The increase of $10.1 million was primarily due to the $9.3 million, non-cash goodwill impairment charge recorded in June 2009 with no additional impairment charge recorded for the quarter ended June 30, 2010 in addition to an increase in net interest income, an increase in non-interest income due to a gain on the sale of securities, and a decrease in non-interest expense.

Net income increased to $2.2 million for the six months ended June 30, 2010 from a net loss of $7.7 million for the same period last year.  The $9.9 million increase in net income was again due primarily to the goodwill impairment charge recorded in June 2009 with no additional impairment charge recorded for the quarter ended June 30, 2010 in addition to an increase in net interest income, an increase in non-interest income due to a gain on the sale of securities, and a decrease in non-interest expense.  Basic and diluted income (loss) per share was $0.29 and

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

$(0.93) for the six-month periods ended June 30, 2010, and 2009, respectively.

Financial Condition

Total Assets.  Total assets decreased to $563.2 million at June 30, 2010 from $585.5 million at December 31, 2009.  Total cash and cash equivalents decreased to $41.2 million at June 30, 2010 from $48.0 million at December 31, 2009.  The decrease in cash and cash equivalents was due primarily to a decrease in interest-earning deposits and federal funds sold.

Securities available for sale decreased to $82.1 million at June 30, 2010 from $86.4 million at December 31, 2009.  The decrease was due primarily to calls, maturities and pay-downs of $118.2 million and sales of $8.9 million partially offset by purchases of $122.7 million.

Loans, net amounted to $399.1 million at June 30, 2010, compared to $411.9 million at December 31, 2009.  This decrease was a result of loan paydowns and maturities exceeding new loan originations.  Due to the current economic environment, new loan demand has significantly declined in the one- to four-family residential loan, construction and land, and commercial business loan categories.

Foreclosed assets increased to $1.8 million at June 30, 2010 from $1.1 million at December 31, 2009.  We reclassified four loans into foreclosed assets during the six months ended June 30, 2010.  During the same time period we sold two properties that had been classified as foreclosed assets.

Total Liabilities.  Total liabilities decreased to $485.4 million at June 30, 2010 from $508.6 million at December 31, 2009.  Deposits decreased to $429.1 million at June 30, 2010 from $442.6 million at December 31, 2009.  Non-interest bearing deposits decreased $21.0 million to $28.5 million at June 30, 2010 from $49.5 million at December 31, 2009.  The decrease was partially offset by an increase of $7.5 million in interest bearing deposits totaling $400.5 million at June 30, 2010 compared to $393.0 million at December 31, 2009.  Federal Home Loan Bank advances at June 30, 2010 were $27.4 million compared to $39.9 million at December 31, 2009.  Advances of $12.5 million were repaid during the six months ended June 30, 2010.  Securities sold under agreements to repurchase increased to $21.2 million at June 30, 2010 from $18.9 million at December 31, 2009.  This increase was due primarily to fluctuations in customer deposits.

Stockholders’ Equity.  Stockholders’ equity increased to $77.8 million at June 30, 2010 from $76.9 million at December 31, 2009, principally as a result of $2.2 million in net income partially offset by the payment of cash dividends of $939,000, unrealized losses on securities of $287,000, and repurchases of common stock of $160,000 during the six months ended June 30, 2010.

Asset Quality

The Company has experienced an increase in non-performing loans due to the current economic slowdown.  Detailed information concerning the Company’s non-accrual and impaired loans is described in the paragraphs that follow.  Overall, the Company has a very limited number and value of what would be classified as high risk loans.  The Company does not originate subprime loans and holds a very small number and dollar value of ARM products.  The Company does hold some junior lien mortgages and high loan-to-value ratio mortgages;

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

however, they total an immaterial portion of our loan portfolio.  The Company reviews these loans regularly and has not seen any increase in the delinquency trends for these products.  As commercial loans mature and requests for renewals are processed, either a new appraisal is obtained or the Company performs an internal valuation of the collateral based on comparable sales.  Additionally, the original appraisal is discounted if the Company believes it is warranted.

At June 30, 2010, the Company’s non-accrual loans increased $3.2 million to $14.9 million from $11.7 million at December 31, 2009. At June 30, 2010, First Clover Leaf Bank had eight relationships classified as non-accrual with balances in excess of $500,000.  The largest non-accrual relationship is a $3.9 million development loan to a subdivision developer with excess inventory that is selling slowly due to the economic slowdown.  The loan is secured by the residential property, and an updated appraisal was obtained in the first quarter of 2010. The loan is currently being re-evaluated on a quarterly basis under a discounted cash flow analysis. The second non-accrual relationship is a $2.0 million group of loans to a real estate investor, who is experiencing high vacancy rates and property repairs resulting in decreased cash flows due to the economic slowdown.  The borrower and the Bank are currently working with a management company and vacancy rates are decreasing.  Property repairs are continuing to be made as cash flows allow. The third non-accrual relationship is a $1.6 million commercial land loan to a developer.  The borrower in this relationship has failed to make payments and has not provided the Bank with updated financial information.  The Bank is in the process of foreclosing on this property.  The fourth non-accrual relationship is a $1.4 million loan for a commercial investment property.  This credit was reviewed at year end 2009, and a $600,000 charge-off was recorded at that time.  A sales contract is currently pending on the property.   The fifth non-accrual relationship is a $1.3 million credit to a real estate investor.  This relationship consists of several credits which are all related by common ownership.  Most of the credits are single family residential properties, but some are related to commercial property.  We re-assessed the values of these properties in the fourth quarter of 2009, and a charge-off was taken at December 31, 2009 for the collateral shortfall.  The sixth non-accrual relationship is a $712,000 loan on a commercial property.  The property is currently listed for sale.  A new appraisal was ordered on the property and the Bank has started foreclosure proceedings.  The seventh non-accrual relationship is a $691,000 loan to a real estate developer.  The primary collateral consists of vacant lots, and the collateral is sufficient to cover the loan balance.  The lots are continuing to sell in a manner that is allowing the borrower to continue to make principal payments.  The eighth non-accrual relationship is a $640,000 loan to a commercial contractor, the contractor has the property listed for sale, and the Bank believes the collateral value is sufficient to cover the loan balance.

At June 30, 2010, our total other impaired loans amounted to $9.4 million compared to $14.8 million at December 31, 2009.  The decrease was primarily due to a $1.9 million loan that was upgraded and is no longer consider impaired, a $1.3 million loan that was moved to non-accrual status, and charge-offs of approximately $796,000.  There were two impaired loans with balances in excess of $1 million at June 30, 2010.  The largest loan was a $6.4 million credit to a builder with excess inventory.  This loan is secured by residential investment property for which updated appraisals have been obtained.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance, and that sufficient allowances have been set aside for the remaining outstanding balance.   The loan was restructured into three separate notes, with one note allowing for a period of interest only payments.  The borrower is in compliance with the modified terms.  The second loan was a $1.6 million loan to a residential real estate developer who is struggling with the economic downturn.  The loan is currently secured by single family residences.  The Company is currently working with the developer on

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

possible restructuring alternatives.

The allowance for loan losses to non-performing and impaired loans, which is listed in the “Asset Quality Ratios” table in Item 1, Note 5, increased to 23.90% at June 30, 2010, compared to 21.68% at December 31, 2009.  While the change in the ratio as of June 30, 2010 compared to December 31, 2009 is not significantly different, the ratio did experience a significant decline during 2009.  This decline was due to the large increase in non-performing loans during 2009 that did not require proportionate reserves under our allowance methodology, as the loans had sufficient collateral value to cover the outstanding loan balance.

Results of Operations

General.  Net income increased $9.9 million to $2.2 million for the six months ended June 30, 2010 from a net loss of $7.7 million for the same period last year.  The increase in net income was primarily due to the $9.3 million, non-cash goodwill impairment charge recorded in June 2009 with no additional impairment charge recorded for the six months ended June 30, 2010 in addition to an increase in net interest income, an increase in non-interest income due to a gain on the sale of securities, and a decrease in non-interest expense.  Basic and diluted income (loss) per share was $0.29 for the six months ended June 30, 2010, and $(0.93) for the same period in 2009.

Yields on all interest-earning asset classes continued to decline for the six months ended June 30, 2010 compared to the same period in 2009. Our commercial loans are more sensitive to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently.  The declining rate environment also impacted our interest-earning balances from depository institutions as those assets have adjustable rates.  The decline in rates has also resulted in a significant number of the bonds in our securities portfolio being called and being replaced with lower yielding bonds.  The overall yield on interest-earning assets, however, improved slightly due to loans, which has the highest yield, representing a larger percentage of total interest-earning assets at June 30, 2010 compared to the same period in 2009.  In addition, our overall net interest rate spread and net interest margin increased due to the decline in the rate paid on interest-bearing liabilities.  We continue to attempt to absorb the effects of the interest rate cuts through lowering the rates we pay on deposits.  However, our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate repricing as rates fluctuate.

Net interest income.  Net interest income increased by $377,000 to $4.1 million for the three months ended June 30, 2010 from $3.7 million for the same period last year.  Net interest income increased to $8.2 million for the six months ended June 30, 2010 from $7.8 million for the same period last year.  Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $72.0 million for the six months ended June 30, 2010, compared to $63.4 million for the same period in 2009.  The ratio of interest-earning assets to interest-bearing liabilities increased to 115.45% for the six months ended June 30, 2010 from 111.88% for the same period in 2009.  The net interest rate spread increased to 3.08% for the six months ended June 30, 2010, compared to 2.65% for the comparable period in 2009.  The average rate earned on interest-earning assets increased by three basis points for the six months ended June 30, 2010 to 4.85% from 4.82% for the same period in 2009, while the average rate paid on interest-bearing liabilities decreased by 38 basis

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

points during these periods to 2.04% from 2.42%.  The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$408,536	$5,644	5.54%	$421,819	$5,937	5.65%
Securities	84,796	709	3.35	98,233	1,019	4.16
Interest-earning balances from depository institutions	31,468	23	0.29	69,309	36	0.21
Total interest-earning assets	524,800	6,376	4.87	589,361	6,992	4.76
Non-interest-earning assets	44,467			57,815
Total assets	$569,267			$647,176

Interest-bearing liabilities:
Interest-bearing transaction	$187,664	564	1.21	$182,786	764	1.68
Savings deposits	19,549	40	0.82	18,880	56	1.19
Time deposits	197,026	1,337	2.72	220,207	1,889	3.44
Securities sold under agreements to repurchase	19,714	5	0.10	49,871	17	0.14
Federal Home Loan Bank advances	29,543	263	3.57	48,494	456	3.77
Subordinated debentures	3,946	55	5.59	3,902	74	7.61
Total interest-bearing liabilities	457,442	2,264	1.99	524,140	3,256	2.49
Non-interest-bearing liabilities	34,093			32,185
Total liabilities	491,535			556,325
Stockholders’ equity	77,732			90,851
Total liabilities and stockholders’ equity	$569,267			$647,176

Net interest income		$4,112			$3,736
Net interest rate spread (1)			2.89%			2.27%
Net interest-earning assets (2)	$67,358			$65,221
Net interest margin (3)			3.14%			2.54%
Ratio of interest-earning assets to interest-bearing liabilities			114.73%			112.44%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes loan fees collected in the amount of $54,423 and $67,463 for the three months ended June 30, 2010 and 2009, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30,			Six Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$412,298	$11,384	5.57%	$425,540	$12,074	5.72%
Securities	89,749	1,510	3.39	98,686	2,090	4.27
Interest-earning balances from depository institutions	36,208	42	0.23	72,844	96	0.27
Total interest-earning assets	538,255	12,936	4.85	597,070	14,260	4.82
Non-interest-earning assets	45,163			59,124
Total assets	$583,418			$656,194

Interest-bearing liabilities:
Interest-bearing transaction	$183,408	1,128	1.24	$197,889	1,454	1.48
Savings deposits	19,205	79	0.83	18,609	123	1.33
Time deposits	198,672	2,774	2.82	215,118	3,724	3.49
Securities sold under agreements to repurchase	26,551	12	0.09	49,089	38	0.16
Federal Home Loan Bank advances	34,455	605	3.54	49,072	925	3.80
Subordinated debentures	3,940	129	6.60	3,896	148	7.66
Total interest-bearing liabilities	466,231	4,727	2.04	533,673	6,412	2.42
Non-interest-bearing liabilities	39,605			30,212
Total liabilities	505,836			563,885
Stockholders’ equity	77,582			92,309
Total liabilities and stockholders’ equity	$583,418			$656,194

Net interest income		$8,209			$7,848
Net interest rate spread (1)			2.80%			2.39%
Net interest-earning assets (2)	$72,024			$63,397
Net interest margin (3)			3.08%			2.65%
Ratio of interest-earning assets to interest-bearing liabilities			115.45%			111.88%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes loan fees collected in the amount of $91,092 and $119,361 for the six months ended June 30, 2010 and 2009, respectively.

Interest and fee income.  Interest and fee income on loans decreased to $5.6 million for the three months ended June 30, 2010 from $5.9 million for the comparable period in 2009.  Interest income on loans decreased primarily as a result of a lower average balance in addition to a lower yield.  Interest and fee income on loans decreased to $11.4 million for the six months ended June 30, 2010 from $12.1 million for the comparable period in 2009.  Interest income on loans decreased primarily as a result of a lower average balance in addition to a lower yield.  The average balance of loans was $412.3 million and $425.5 million for the six months ended June 30, 2010 and 2009, respectively. The average balance decreased primarily due to significant declines in new loan demand in the one- to four-family residential loan, construction and land, and

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

commercial business loan categories due to the current economic environment.  The average yield on loans decreased to 5.57% for the six months ended June 30, 2010 from 5.72% for the comparable period in 2009.

Interest income on securities decreased to $708,000 for the three months ended June 30, 2010 compared to $1.0 million for the same period in 2009.  The decrease was due primarily to a lower average balance in addition to a decline in yield.  Interest income on securities decreased to $1.5 million for the six months ended June 30, 2010 from $2.1 million for the comparable period in 2009.  The decrease was due primarily to a lower average balance in addition to a decline in yield. The average balance of securities was $89.7 million and $98.7 million for the six months ended June 30, 2010 and 2009, respectively.  Available for sale securities of $8.9 million were sold during the second quarter.  The declining rate environment also resulted in a significant number of bonds in our securities portfolio being called and being replaced with lower yielding bonds.  The average yield on securities decreased to 3.39% from 4.27% for the six months ended June 30, 2010 and 2009, respectively.

Interest on other interest-earning deposits decreased to $23,000 for the three months ended June 30, 2010 from $36,000 for the comparable period in 2009.  The decrease was due primarily to a lower average balance partially offset by an increase in yield.  Interest on other interest-earning deposits decreased to $42,000 for the six months ended June 30, 2010 from $96,000 for the comparable period in 2009.  The decrease was due primarily to a lower average balance in addition to a decline in yield.  The average balance of other interest-earning deposits decreased to $36.2 million from $72.8 million for the six months ended June 30, 2010 and 2009, respectively. The average yield on other interest-earning deposits decreased to 0.23% for the six months ended June 30, 2010 from 0.27% for the comparable period in 2009.

Interest expense.  Interest expense on deposits decreased to $1.9 million for the three months ended June 30, 2010 from $2.7 million for the comparable period in 2009.  The decrease was due primarily to a decline in yield and a lower average balance in time deposits.  Interest expense on deposits decreased to $4.0 million for the six months ended June 30, 2010 from $5.3 million for the comparable period in 2009.  The decrease was due primarily to a lower average balance in addition to a decline in yield.  The average balance of interest-bearing deposits, comprised of interest bearing transactions, savings deposits, and time deposits, was $401.3 million and $431.6 million for the six months ended June 30, 2010 and 2009, respectively.  The largest yield decline for the six months ended June 30, 2010 compared to the same period in 2009 was in time deposits which declined 67 basis points, while savings deposits and interest-bearing transactions experienced a yield decline of 50 and 24 basis points, respectively.

Interest expense on securities sold under agreements to repurchase decreased to $5,000 for the three months ended June 30, 2010 from $17,000 for the three months ended June 30, 2009.  The decrease was primarily due to a lower average balance in addition to a decline in yield. Interest expense on securities sold under agreements to repurchase decreased to $12,000 for the six months ended June 30, 2010 from $38,000 for the six months ended June 30, 2009.  The decrease was primarily due to a lower average balance in addition to a decline in yield.  The average balance decreased to $26.6 million from $49.1 million for the six months ended June 30, 2010 and 2009, respectively.  The yield decreased to 0.09% for the six months ended June 30, 2010 from 0.16% for the comparable period in 2009.

Interest expense on Federal Home Loan Bank advances decreased to $263,000 from $456,000 for the three months ended June 30, 2010 and 2009, respectively due primarily to a

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

lower average balance in addition to a decline in yield.  Interest expense on Federal Home Loan Bank advances decreased to $605,000 from $925,000 for the six months ended June 30, 2010 and 2009, respectively due primarily to a lower average balance in addition to a decline in yield.  The average balance of Federal Home Loan Bank advances was $34.5 million and $49.1 million for the six months ended June 30, 2010 and 2009, respectively.  The average yield on Federal Home Loan Bank advances decreased to 3.54% for the six months ended June 30, 2010 compared to 3.80% for the comparable period in 2009.

Interest expense on subordinated debentures decreased to $55,000 from $74,000 for the three months ended June 30, 2010 and 2009, respectively.  In accordance with the terms of our subordinated debentures the rate has converted from a fixed rate to a variable rate that adjusts quarterly; therefore, for the remainder of 2010 this expense should be lower than the prior year.  Interest expense on subordinated debentures decreased to $129,000 from $148,000 for the six months ended June 30, 2010 and 2009, respectively.

Provision for loan losses.  Provision for loan losses decreased slightly for the three month period ended June 30, 2010 to $400,000 from $429,000 for the comparable period in 2009. Provision for loan losses increased to $823,000 from $669,000 for the six months ended June 30, 2010 and 2009, respectively.  The increase was primarily due to an increase in the general allocation percentage as previously discussed in the critical accounting policy disclosure.  The provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience coupled with current market valuations on collateral, used to estimate probable losses as well as the level of nonperforming assets and classified assets.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company’s provision for loan losses.  The Company is subject to periodic examination by the Office of Thrift Supervision, which may require the Company to record increases in the allowance based on its evaluation of available information.  There can be no assurance that the Office of Thrift Supervision will not require further increases to the allowance.

Non-interest income.  Non-interest income increased to $810,000 for the three months ended June 30, 2010 from $348,000 for the comparable period in 2009 primarily due to a gain on sale of securities of $463,000 for the three months ended June 30, 2010.  Non-interest income increased to $1.1 million for the six months ended June 30, 2010 from $751,000 for the comparable period in 2009.  The increase was due primarily to a gain on sale of securities of $463,000.  The Company chose to sell securities as a strategic plan to restructure the portfolio.  Selling these securities and using the proceeds to purchase both tax-exempt and taxable municipal securities, as well as mortgage backed securities will allow over time for a higher yield.  This also allowed the Company to restructure the cash flows from securities into a more laddered distribution.  These security sales allowed the Company to capture some of the gain in the portfolio that existed and would diminish if interest rates were to rise, or the securities were called or matured.  Also increasing were service fees on deposit accounts and other service fees.  These increases were the result of increased usage of debit cards which increases interchange fees, and the increased number of non-sufficient funds charges due primarily to the increased activity and increased number of demand deposit accounts.  These increases were partially offset by a decline in gain on sale of loans due to decreased loan sales volume.

Non-interest expense.  Non-interest expense decreased $9.7 million to $2.5 million for the three months ended June 30, 2010 from $12.2 million for the same period in 2009.  Non-

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

interest expense decreased $9.8 million to $5.0 million for the six months ended June 30, 2010 from $14.8 million for the same period in 2009. The primary reason for the decrease in non-interest expense in 2010 compared to 2009 was a $9.3 million goodwill impairment charge recorded as of June 30, 2009.

Professional fees decreased to $104,000 for the three months ended June 30, 2010 compared to $190,000 for the comparable period in 2009.  Professional fees decreased to $141,000 for the six months ended June 30, 2010 compared to $393,000 for the comparable period in 2009.  This decrease was due primarily to the completion of a consulting agreement with the former CEO of Partners Bank and the reversal of $150,000 of accrued expenses in connection with the consulting agreement entered into with the former CEO of Partners Bank which was based on certain contingencies that ultimately were not attained.

FDIC insurance premium expense decreased to $199,000 for the three months ended June 30, 2010 compared to $375,000 for the comparable period in 2009.  FDIC insurance premium expense decreased to $394,000 for the six months ended June 30, 2010 compared to $429,000 for the comparable period in 2009.  The decrease was due to a $280,000 special assessment by the FDIC recorded in June 2009 partially offset by increased insurance assessment rates.

Amortization of mortgage servicing rights totaled $22,000 for the three months ended June 30, 2010 compared to $73,000 for the same period in 2009.  Amortization of mortgage servicing rights totaled $48,000 for the six months ended June 30, 2010 compared to $165,000 for the same period in 2009.  The decrease was due to the reduced number of loans sold, as well as the number of previously sold loans that refinanced in 2009 causing accelerated amortization.

Income taxes.  Income taxes increased to $705,000 for the three months ended June 30, 2010 from $293,000 for the comparable period in 2009.  Income taxes increased to $1.2 million for the six months ended June 30, 2010 from $904,000 for the comparable period in 2009.  The primary reason for the change in income taxes was the higher level of pre-tax income for the 2010 period.  The $9.3 million non-cash expense recorded for goodwill impairment in 2009 was not tax deductible, and therefore, the goodwill impairment expense was not tax effected.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

our operating, investing and financing activities.  At June 30, 2010 and December 31, 2009, $41.2 million and $48.0 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended June 30, 2010 principal collections on loans, net of originations totaled $9.9 million compared to $12.5 million for the six months ended June 30, 2009.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $118.2 million and $57.8 million for the six months ended June 30, 2010 and 2009, respectively.  We sold $8.9 million of available-for-sale investment securities during the six months ended June 30, 2010.  We purchased $122.7 million and $48.0 million in available-for-sale investment securities during the six months ended June 30, 2010 and 2009, respectively.  We did not receive any proceeds from the maturities of interest-earning time deposits during the six months ended June 30, 2010 compared to $20.8 million received for the same period in 2009.  We invested $1.7 million in interest-earning time deposits for the six months ended June 30, 2010 compared to $20.6 million invested during the same period in 2009.

Deposit flows are generally affected by interest rates as designated by management, the interest rates and products offered by local competitors, and other factors.  Net deposits decreased by $13.5 million for the six months ended June 30, 2010.  During the comparable period in 2009 the net decrease in deposits was $14.7 million.  Securities sold under agreements to repurchase had a net increase of $2.2 million and a net decrease of $20.1 million for the six months ended June 30, 2010 and 2009, respectively.  There were no proceeds from Federal Home Loan Bank advances for the six months ended June 30, 2010 compared to proceeds of $5.0 million for the six months ended June 30, 2009.  Repayments of such advances totaled $12.5 million for the six months ended June 30, 2010 compared to $6.5 million for the same period in 2009.  Repurchases of the Company’s common stock were $160,000 and $5.1 million for the six months ended June 30, 2010 and 2009, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At June 30, 2010, we had $27.4 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $28.0 million.

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at June 30, 2010.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at June 30, 2010 were as follows:

			Minimum Required
			for Capital			to be "Well
	Actual		Adequacy			Capitalized"
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$71,759
Goodwill and core deposit intangible	(12,667)
Disallowed servicing assets	(696)
Unrealized gain on securities AFS, net	(1,440)
Tangible capital to adjusted total assets	$56,956	10.4%		$8,207	1.5%	N/A	-
Allowance as limited by regulatory guidance	5,003
Deduction for low-level recourse	(1,607)
Total capital to risk-weighted assets	$60,352	15.1%		$32,021	8.0%	$40,026	10.0%

Tier 1 capital to risk-weighted assets	$56,956	14.2%	$	N/A	-	$24,016	6.0%

Tier 1 capital to total assets	$56,956	10.4%		$21,885	4.0%	$27,357	5.0%

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

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at June 30, 2010 follows:

				Range of
	Variable	Fixed		Rates on
	Rate	Rate	Total	Fixed Rate
	Commitments	Commitments	Commitments	Commitments
	(Dollars in thousands)
Commitments to extend credit	$23,188	$19,975	$43,163	3.25%-18.00%
Standby letters of credit	$1,785	$3,397	$5,182	4.00%-9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program were sold with recourse.  The Bank has an agreement to sell residential loans of up to $71.0 million to the FHLB of Chicago.  Approximately $65.7 million have been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.6 million at June 30, 2010.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.

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

The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the current low level of market interest rates, First Clover Leaf did not receive a NPV calculation for an interest rate decrease of greater than 100 basis points for December 2009 or March 2010.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk (Continued)

The tables below set forth, as of March 31, 2010 and December 31, 2009, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

March 31, 2010
	NPV				Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated NPV	Estimated Increase (Decrease) in NPV			NPV Ratio
Change in Interest Rates		Amount	Percent			Change
	(Dollars in thousands)

+300 bp	$67,760	$(14,004)	(17	) %	11.73%	(193	) bp
+200 bp	73,258	(8,506)	(10)		12.51	(114	) bp
+100 bp	77,966	(3,799)	(5)		13.16	(50	) bp
+50 bp	79,452	(2,312)	(3)		13.35	(31	) bp
0 bp	81,764	—	—		13.66	0	bp
-50 bp	82,208	443	1		13.69	4	bp
-100 bp	83,231	1,466	2		13.82	16	bp

December 31, 2009
	NPV				Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated NPV	Estimated Increase (Decrease) in NPV			NPV Ratio
Change in Interest Rates		Amount	Percent			Change
	(Dollars in thousands)

+300 bp	$61,633	$(14,434)	(19	) %	9.05%	(202	) bp
+200 bp	67,256	(8,811)	(12)		11.51	(121	) bp
+100 bp	73,007	(3,060)	(4)		12.32	(40	) bp
+50 bp	73,964	(2,102)	(3)		12.44	(28	) bp
0 bp	76,067	—	—		12.72	0	bp
-50 bp	76,961	895	1		12.82	10	bp
-100 bp	77,806	1,739	2		12.92	20	bp

The 2010 table above indicates that at March 31, 2010, in the event of a 100 basis point decrease in interest rates, we would experience a 2% increase in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 17% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at June 30, 2010, and how those exposures were managed during the three months ended June 30, 2010 have changed significantly when compared to the immediately preceding

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk (Continued)

quarter ended March 31, 2010.  However, the Company’s primary market risk exposure has not yet been quantified at June 30, 2010 as the Office of Thrift Supervision Net Portfolio Value Model is not yet available and the complexity of the model makes it difficult to accurately predict results.

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

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the new law provides that the Office of Thrift Supervision, which currently the primary federal regulator for First Clover Leaf Financial Corp. and its subsidiary, First Clover Leaf Bank, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including First Clover Leaf Financial Corp.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 1A – Risk Factors (Continued).

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Although we believe our current level of trust preferred securities are grandfathered in as Tier 1 capital based upon asset size limitations, provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require us to seek other sources of capital in the future.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

April 1 - 30, 2010	14,222	$7.02	14,222	25,000
May 1 - 31, 2010	-	$-	-	25,000
June 1 - 30, 2010	-	$-	-	25,000
Total	14,222		14,222

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

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: August 16, 2010	BY:	/s/ Dennis M. Terry

Dennis M. Terry, President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald

Darlene F. McDonald, Senior Vice-President and Chief Financial Officer