Form 10-Q
period 2010-09-30
First Clover Leaf Financial Corp.
filed 2010-11-15
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding November 11, 2010
Common Stock, par value $.10 per share	7,889,565

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Index

FIRST CLOVER LEAF FINANCIAL CORP.
Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2010	December 31, 2009
Cash and due from banks	$8,002,812	$14,104,442
Interest-earning deposits	13,796,863	14,306,726
Federal funds sold	40,520,674	19,585,586
Total cash and cash equivalents	62,320,349	47,996,754
Interest-earning time deposits	1,700,000	-
Securities available for sale	82,747,717	86,407,138
Federal Home Loan Bank stock	6,306,273	6,306,273
Loans, net of allowance for loan losses
of $5,445,404 and $6,316,829, respectively	392,203,558	410,110,923
Loans held for sale	599,280	1,787,900
Property and equipment, net	10,720,038	11,096,748
Accrued interest receivable	1,975,546	2,183,520
Prepaid Federal Deposit Insurance Corporation insurance premiums	2,466,262	2,993,995
Goodwill	11,385,323	11,385,323
Core deposit intangible	1,197,001	1,480,001
Foreclosed assets	1,732,742	1,084,548
Mortgage servicing rights	675,520	680,776
Other assets	2,611,048	2,012,715
Total assets	$578,640,657	$585,526,614
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$30,913,897	$49,533,776
Interest bearing deposits	407,139,795	393,020,692
Total deposits	438,053,692	442,554,468
Federal Home Loan Bank advances	26,920,000	39,924,000
Securities sold under agreements to repurchase	27,633,279	18,936,168
Subordinated debentures	3,963,256	3,930,208
Accrued interest payable	670,601	1,211,552
Other liabilities	3,161,805	2,041,941
Total liabilities	500,402,633	508,598,337

Stockholders' Equity:
Preferred stock, $.10 par value; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, $.10 par value; 20,000,000 shares authorized;
7,911,202 and 7,960,523 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	791,120	796,052
Additional paid-in capital	62,262,169	62,569,654
Retained earnings	14,339,256	12,451,069
Accumulated other comprehensive income	1,427,469	1,726,434
Unearned Employee Stock Ownership Plan shares	(581,990)	(614,932)
Total stockholders' equity	78,238,024	76,928,277
Total liabilities and stockholders' equity	$578,640,657	$585,526,614

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$5,706,190	$5,975,400	$17,091,670	18,048,966
Securities:
Taxable interest income	522,027	782,349	1,747,018	2,597,157
Non-taxable interest income	151,814	159,802	436,335	435,184
Interest-earning deposits, federal funds sold, and other	32,906	26,085	74,632	122,673
Total interest income	6,412,937	6,943,636	19,349,655	21,203,980

Interest expense:
Deposits	1,926,835	2,561,187	5,907,426	7,862,894
Federal Home Loan Bank advances	247,076	367,103	852,255	1,291,979
Securities sold under agreements to repurchase	7,417	16,826	19,791	54,525
Subordinated debentures	23,317	75,094	152,569	223,192
Total interest expense	2,204,645	3,020,210	6,932,041	9,432,590

Net interest income	4,208,292	3,923,426	12,417,614	11,771,390

Provision for loan losses	650,000	1,000,000	1,473,000	1,668,990

Net interest income after provision for loan losses	3,558,292	2,923,426	10,944,614	10,102,400

Non-interest income:
Service fees on deposit accounts	111,776	89,158	294,046	224,704
Other service charges and fees	73,761	73,952	253,364	197,211
Loan servicing fees	55,550	54,613	154,448	135,095
Gain on sale of securities	200,593	-	663,814	-
Gain on sale of loans	157,278	105,265	322,275	491,540
Other	99,297	9,336	118,848	34,459
Total non-interest income	698,255	332,324	1,806,795	1,083,009

Non-interest expense:
Compensation and employee benefits	1,205,235	1,122,790	3,534,313	3,398,746
Occupancy expense	340,763	370,092	1,034,397	1,087,476
Data processing services	161,595	140,808	495,408	417,899
Director fees	43,750	51,750	144,200	160,700
Professional fees	98,316	204,212	239,637	597,400
Federal Deposit Insurance Corporation insurance premiums	181,373	173,175	575,349	602,591
Amortization of core deposit intangible	85,000	108,000	283,000	369,000
Amortization of mortgage servicing rights	78,029	11,068	126,410	175,767
Goodwill Impairment	-	-	-	9,300,000
Impairment loss on assets	-	355,989	-	355,989
Other	452,835	436,277	1,252,847	1,273,525
Total non-interest expense	2,646,896	2,974,161	7,685,561	17,739,093

Income (loss) before income taxes	1,609,651	281,589	5,065,848	(6,553,684)

Income taxes	554,717	70,100	1,771,010	974,496
Net income (loss)	$1,054,934	$211,489	$3,294,838	$(7,528,180)

Basic and diluted income (loss) per share (see Note 6)	$0.14	$0.03	$0.42	$(0.91)
Dividends per share	$0.06	$0.06	$0.18	$0.18

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$1,054,934	$211,489	$3,294,838	$(7,528,180)
Other comprehensive income (loss):
Unrealized gains (losses) on securities
arising during the period, net of tax	117,215	342,806	129,195	569,946
Reclassification adjustment for realized
gains included in income, net of tax	(129,382)	-	(428,160)	-
Comprehensive income (loss)	$1,042,767	$554,295	$2,995,873	$(6,958,234)

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,294,838	$(7,528,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of:
Deferred loan origination costs, net	69,451	48,249
Premiums and discounts on securities	(800,513)	(115,651)
Core deposit intangible	283,000	369,000
Mortgage servicing rights	126,410	175,767
Amortization of fair value adjustments on:
Loans	(45,000)	(50,300)
Time deposits	(35,000)	(125,500)
Federal Home Loan Bank advances	(4,000)	(32,999)
Subordinated debentures	33,048	33,048
Investment securities	(42,250)	(41,700)
Property and equipment	12,054	12,054
Goodwill impairment	-	9,300,000
Impairment loss on assets	-	355,989
Provision for loan losses	1,473,000	1,668,990
Depreciation expense	451,070	538,206
ESOP expense	39,833	49,409
Gain on sale of securities available for sale	(663,814)	-
Gain on sale of loans	(322,275)	(491,540)
Gain on sale of property and equipment	(40,289)	-
(Gain) loss on sale of foreclosed real estate	(39,385)	47,638
Proceeds from sales of loans held for sale	12,942,493	24,232,976
Originations of loans held for sale	(11,431,598)	(24,426,556)
Change in assets and liabilities:
Decrease (increase) in prepaid Federal Deposit Insurance
Corporation insurance premiums	527,733	(136,142)
Decrease in accrued interest receivable	207,974	210,092
Increase in mortgage servicing rights	(121,154)	(251,659)
Increase in other assets	(598,333)	(217,843)
(Decrease) increase in accrued interest payable	(540,951)	209,053
Increase in other liabilities	1,295,601	70,185
Net cash flows provided by operating activities	6,071,943	3,902,586
Cash flows from investing activities:
Proceeds from maturity of interest-earning time deposits	-	25,847,832
Purchase of interest-earning time deposits	(1,700,000)	(20,637,371)
Available for sale securities:
Purchases	(130,758,389)	(92,450,000)
Proceeds from calls, maturities and paydowns	123,597,019	100,597,630
Proceeds from sales	11,852,666	-
Decrease in loans; principal collections, net of loan originations	14,686,957	13,953,232
Purchase of property and equipment	(46,125)	(461,693)
Proceeds from the sale of foreclosed real estate	1,114,148	1,002,907
Net cash flows provided by investing activities	$18,746,276	$27,852,537

(Continued)

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from financing activities:
Net decrease in deposits	$(4,465,776)	$(2,095,001)
Net increase (decrease) in securities sold under agreements
to repurchase	8,697,111	(25,508,038)
Proceeds from Federal Home Loan Bank advances	-	5,000,000
Repayment of Federal Home Loan Bank advances	(13,000,000)	(14,254,920)
Repurchase of Common Stock	(319,308)	(5,677,570)
Cash dividends	(1,406,651)	(1,485,308)
Net cash flows used in financing activities	(10,494,624)	(44,020,837)
Net increase (decrease) in cash and cash equivalents	14,323,595	(12,265,714)
Cash and cash equivalents at beginning of period	47,996,754	67,135,384
Cash and cash equivalents at end of period	$62,320,349	$54,869,670

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,478,944	$9,348,988
Income tax payments, net	775,354	1,233,593

Non-cash transactions
Loans transferred to foreclosed assets	1,722,957	1,114,303
Property and equipment transferred to other assets	-	825,000

See Accompanying Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies:

The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature.  Any differences appearing between the numbers presented in the financial statements and management’s discussion and analysis are due to rounding.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company” or “First Clover Leaf”) for the year ended December 31, 2009 contained in the 2009 Annual Report to Stockholders that is filed as Exhibit 13 to the Company’s Annual Report on Form 10-K.  Accordingly, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted.

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

Reclassifications have been made to certain balances, with no effect on net income or stockholders’ equity, for the three and nine months ended September 30, 2009, to be consistent with the classifications adopted for the three and nine months ended September 30, 2010.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(2)	Intangible Assets:

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	September 30,	December 31,
	2010	2009

Core deposit intangible	$3,258,000	$3,258,000
Accumulated amortization	2,060,999	1,777,999
Total	$1,197,001	$1,480,001

Amortization expense on the core deposit intangible for the three and nine months ended September 30, 2010 was $85,000 and $283,000, respectively and $108,000 and $369,000 for the comparable periods in 2009.

Estimated future amortization expense on the core deposit intangible for the remaining three months of 2010 and each of the five succeeding fiscal years is as follows:

Period	Amount

Three months ending December 31, 2010	$77,000
Year ending December 31, 2011	304,000
Year ending December 31, 2012	281,000
Year ending December 31, 2013	223,000
Year ending December 31, 2014	116,001
Year ending December 31, 2015	58,000

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities:

The following tables set forth the composition of our available for sale securities portfolio at the dates indicated:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Investment Securities:
U.S. government agency obligations	$47,786,412	$1,110,304	$-	$48,896,716
Corporate bonds	2,096,470	51,047	(58,548)	2,088,969
State and municipal securities	17,078,979	802,538	(1,906)	17,879,611
Other Securities	3,501	-	-	3,501
Mortgage-backed securities	13,516,421	397,482	(34,983)	13,878,920

Total Investment Securities available for sale	$80,481,783	$2,361,371	$(95,437)	$82,747,717

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Investment Securities:
U.S. government agency obligations	$47,783,283	$770,854	$(39,618)	$48,514,519
Corporate bonds	2,596,146	45,710	(95,938)	2,545,918
State and municipal securities	14,468,352	910,564	-	15,378,916
Other Securities	3,501	-	-	3,501
Mortgage-backed securities	18,815,746	1,148,552	(14)	19,964,284

Total Investment Securities available for sale	$83,667,028	$2,875,680	$(135,570)	$86,407,138

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities (Continued):

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009, are summarized as follows:

	September 30, 2010

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

Corporate bonds	$-	$-	$641,452	$58,548	$641,452	$58,548
State and municipal securities	523,785	1,906	-	-	523,785	1,906
Mortgage-backed securities	4,667,883	34,983	-	-	4,667,883	34,983
	$5,191,668	$36,889	$641,452	$58,548	$5,833,120	$95,437

	December 31, 2009

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss

U.S. government agency obligations	$8,469,750	$37,800	$1,995,000	$1,818	$10,464,750	$39,618
Corporate bonds	-	-	751,062	95,938	751,062	95,938
Mortgage-backed securities	8,254	14	-	-	8,254	14
	$8,478,004	$37,814	$2,746,062	$97,756	$11,224,066	$135,570

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value.  In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of investment securities.

At September 30, 2010, the Company had a total of six securities in an unrealized loss position which included: one corporate bond, one state and municipal security and four mortgage-backed securities.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(3)	Investment Securities (Continued):

The amortized cost and fair value at September 30, 2010, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, stated maturities are not disclosed.

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$24,112,845	$24,294,908
Due after one year through five years	30,201,412	31,449,754
Due after five years through ten years	3,856,101	4,078,816
Due after ten years	8,791,503	9,041,818
Mortgage-backed securities	13,516,421	13,878,920
Other securities	3,501	3,501

	$80,481,783	$82,747,717

Securities with a carrying amount of approximately $77,285,000 and $78,977,000 were pledged to secure deposits as required or permitted by law at September 30, 2010 and December 31, 2009, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(4)	Loans:

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At September 30,		At December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Real Estate Loans
One- to four-family residential loans(1)	$93,124,710	22.8%	$98,080,406	23.4%
Multi-family	23,557,022	5.8	20,946,534	5.0
Commercial	168,291,256	41.3	179,923,276	42.8
Construction and land(2)	55,647,400	13.7	45,447,453	10.8
Total real estate loans	340,620,388	83.6	344,397,669	82.0

Commercial business(2)	53,890,490	13.2	63,134,579	15.0

Consumer Loans	13,081,474	3.2	12,477,438	3.0

Total loans and loans held for sale	407,592,352	100.0%	420,009,686	100.0%
Less:
Undisbursed portion of construction loans	9,378,160		1,772,947
Deferred loan origination fees (costs), net	(34,050)		21,087
Allowance for loan losses	5,445,404		6,316,829

Total loans and loans held for sale, net	$392,802,838		$411,898,823

(1)	Includes loans held for sale of $599,280 and $1,787,900 at September 30, 2010 and December 31, 2009, respectively.
(2)
Certain loans classified in the commercial business category at December 31, 2009 have been transferred into the construction and land category at September 30, 2010 as a result of a regulatory review.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(5)	Asset Quality:

The following table sets forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	September 30,	December 31,
	2010	2009

Loans 90 days or more past due and still accruing	$899,671	$2,580,077
Non-accrual loans, including $11,993,033 and $10,689,777 classified as
impaired as of September 30, 2010 and December 31, 2009, respectively	12,412,908	11,733,209
Other impaired loans	11,418,470	14,818,500
Total non-performing and impaired loans	$24,731,049	$29,131,786

Specific allowance for loan losses on non-performing and impaired loans	$1,219,897	$1,909,854

Asset Quality Ratios:

Non-performing assets and impaired loans to total assets	4.57%	5.16%
Non-performing and impaired loans to total loans	6.30	7.07
Allowance for loan losses to non-performing and impaired loans	22.02	21.68
Allowance for loan losses to total loans	1.39	1.53

Following is a summary of the activity in the allowance for loan losses:

	Nine Months Ended
	September 30,
	2010	2009
Balance at beginning of period	$6,316,829	$3,895,246
Charge-offs	(2,491,719)	(332,284)
Recoveries	147,294	-
Provision charged to expense	1,473,000	1,668,990
Balance at end of period	$5,445,404	$5,231,952

Further discussion of asset quality and of the adequacy of the allowance for loan losses at September 30, 2010 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net earnings available to common stockholders	$1,054,934	$211,489	$3,294,838	$(7,528,180)

Basic potential common shares:
Weighted average shares outstanding	7,915,307	8,111,107	7,935,723	8,363,902
Weighted average unallocated Employee Stock
Ownership Plan shares	(114,776)	(123,280)	(116,886)	(125,390)
Basic weighted average shares outstanding	7,800,531	7,987,827	7,818,837	8,238,512

Dilutive potential common shares	-	-	-	-

Dilutive weighted average shares outstanding	7,800,531	7,987,827	7,818,837	8,238,512

Basic and diluted earnings per share	$0.14	$0.03	$0.42	$(0.91)

(7)	Employee Stock Ownership Plan:

The Company has an employee stock ownership plan (ESOP) which covers substantially all employees who have attained the age of 21 and completed one year of service.  In connection with its initial stock offering in 2004, the Company loaned funds to the ESOP for the purchase of its common stock at the initial public offering price.  The loan is being repaid based on a variable interest rate over 20 years beginning December 31, 2004.  All shares are held in a suspense account for allocation among the participants as the loan is repaid.  Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the remaining life of the note.  Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account.  As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $12,018 and $39,833 was incurred for the three and nine months ended September 30, 2010, respectively and $16,244 and $49,409 for the comparable periods in 2009.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(7)	Employee Stock Ownership Plan (Continued):

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note.

The following table reflects the shares held by the plan at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Unallocated shares (fair value at September 30, 2010 and
December 31, 2009 of $674,911 and $875,025, respectively)	112,673	119,051
Allocated Shares	58,086	51,708
Total ESOP Shares	170,759	170,759

(8)	Recent Accounting Pronouncements:

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820); Improving Disclosures about Fair Value Measurements.  ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to the level of disaggregation and inputs and valuation techniques used to measure fair value.  It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a growth basis, which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this pronouncement related to Level 1 and 2 measurements did not have a material impact on the Company’s consolidated financial statements.  The adoption of this pronouncement related to Level 3 measurements is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires new disclosures that facilitate financial statement users’ evaluation of the following:
(1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value of Financial Instruments:

FASB ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  Fair value is determined under the framework established by ASC Topic 820, Fair Value Measurements and Disclosures.  ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirement.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  The following information presents estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 and the methods and assumptions used to estimate those fair values.

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

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

Subordinated debentures:  This debenture was a fixed/floating rate instrument.  It was at a fixed rate for the first five years, and then it converted to a floating rate based on the three-month Libor rate plus 1.85% as of June 15, 2010. The fair value of variable rate trust preferred debentures approximate carrying value.  Prior to June 15, 2010, the trust preferred debentures had a fixed rate and the fair value was estimated using discounted cash flow analyses based on current rates for similar advances.

Accrued interest payable:  The carrying amount of accrued interest payable approximates its fair value.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(9)	Fair Value of Financial Instruments (Continued):

The estimated fair values and related carrying or notional amounts of the Company's financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$62,320,349	$62,320,349	$47,996,754	$47,996,754
Interest-earning time deposits	1,700,000	1,700,000	-	-
Securities available for sale	82,747,717	82,747,717	86,407,138	86,407,138
Federal Home Loan Bank stock	6,306,273	6,306,273	6,306,273	6,306,273
Loans, net	392,802,838	393,007,002	411,898,823	412,792,748
Accrued interest receivable	1,975,546	1,975,546	2,183,520	2,183,520

Financial liabilities:
Non-interest bearing deposits	30,913,897	30,913,897	49,533,776	49,533,776
Interest bearing deposits	407,139,795	409,130,743	393,020,692	395,518,484
Federal Home Loan Bank advances	26,920,000	27,468,704	39,924,000	40,471,672
Securities sold under agreement
to repurchase	27,633,279	27,633,279	18,936,168	18,936,168
Subordinated debentures	3,963,256	3,963,256	3,930,208	3,992,868
Accrued interest payable	670,601	670,601	1,211,552	1,211,552

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

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended September 30, 2010 and December 31, 2009 are summarized below:

	September 30, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Investment Securities:
U.S. government agency obligations	$-	$48,896,716	$-	$48,896,716
Corporate bonds	-	2,088,969	-	2,088,969
State and municipal securities	-	17,879,611	-	17,879,611
Other securities	-	3,501	-	3,501
Mortgage-backed securities	-	13,878,920	-	13,878,920
Total Investment Securites available for sale	$-	$82,747,717	$-	$82,747,717

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Investment Securities:
U.S. government agency obligations	$-	$48,514,519	$-	$48,514,519
Corporate bonds	-	2,545,918	-	2,545,918
State and municipal securities	-	15,378,916	-	15,378,916
Other securities	-	3,501	-	3,501
Mortgage-backed securities	-	19,964,284	-	19,964,284
Total Investment Securites available for sale	$-	$86,407,138	$-	$86,407,138

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

(10)	Fair Value Measurements (Continued):

Assets and liabilities measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended September 30, 2010 and December 31, 2009 are summarized below:

	September 30, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$-	$22,191,606	22,191,606
Foreclosed assets	-	1,732,742	-	1,732,742
Goodwill	-	11,385,323	-	11,385,323

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$23,360,155	$238,268	$23,598,423
Foreclosed assets	-	1,084,548	-	1,084,548
Goodwill	-	11,385,323	-	11,385,323

Impaired loans that are collateral dependent have been written down to the fair value of the collateral, less estimated costs to sell, through the establishment of a specific allowance or by recording charge-offs when the carrying value exceeds the fair value of the collateral.  As of September 30, 2010, these loans totaled approximately $22.2 million.  Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  During this quarter management reassessed the valuation methods for impaired loans, and due to the volatility in the market and the subjectivity that goes into the valuation process, specifically the discounts on appraisals, management determined it was appropriate to reclassify impaired loans from Level 2 into Level 3.  The calculated valuation amount does not necessarily represent the value of the loan if sold to a willing buyer.  Management believes it is more likely than not that a workout solution or liquidation of the collateral is the best use of the asset and therefore has measured fair value based on the underlying collateral of the loans.  If management were to sell the impaired loan portfolio to a third party instead of liquidating the collateral, the measurement of fair value could be significantly different.

As noted in Note 11, an implied fair value of goodwill was measured for the reporting unit, in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

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

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future, and we may be required to record additional goodwill impairment losses in future periods.  It is not possible at this time to determine if any such future impairment loss would result or, it if does, whether such charge would be material.  However, any such future impairment loss would be limited to the remaining goodwill balance of $11.4 million at September 30, 2010.  Subsequent reversal of goodwill impairment losses is not permitted.  At our annual impairment assessment date of September 30, 2010, our analysis indicated that no further impairment existed.

(12)	Subsequent Events:

On October 26, 2010, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended September 30, 2010. The dividend will be payable to stockholders of record as of November 12, 2010 and is expected to be paid on November 19, 2010.

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

First Clover Leaf utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our single reporting unit as of the measurement date utilizing two valuation methodologies including the comparable transactions approach, and the control premium approach which utilizes the Company’s stock price.  We then compare the estimated fair value to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  At our annual impairment assessment date of September 30, 2010, our analysis indicated that no further impairment existed.  Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations.  In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.  See Item 1, Note 11 for additional information on goodwill impairment.

Overview

First Clover Leaf had net income of $1.1 million for the three months ended September 30, 2010 compared to net income of $211,000 for the same period in 2009.  The increase was primarily due to an increase in non-interest income due to a gain on the sale of securities, a decrease in provision for loan losses, and an impairment loss on assets recorded in September 2009 with no additional impairment recorded for the quarter ended September 30, 2010.  Basic and diluted income per share was $0.14 and $0.03 for the three-month periods ended September 30, 2010 and 2009, respectively.

Net income increased to $3.3 million for the nine months ended September 30, 2010 from a net loss of $7.5 million for the same period last year.  The $10.8 million increase in net income was due primarily to the $9.3 million non-cash goodwill impairment charge recorded in June 2009 with no additional impairment charge recorded for the nine months ended September 30, 2010, in addition to an increase in net interest income, an increase in non-interest income due to a gain on the sale of securities, and a decrease in non-interest expense.  Basic and diluted income (loss) per share was $0.42 and $(0.91) for the nine-month periods ended September 30, 2010, and 2009, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total Assets.  Total assets decreased to $578.6 million at September 30, 2010 from $585.5 million at December 31, 2009.  Total cash and cash equivalents increased to $62.3 million at September 30, 2010 from $48.0 million at December 31, 2009.  The increase in cash and cash equivalents was due primarily to an increase in federal funds sold partially offset by a decrease in cash and due from banks.

At September 30, 2010, we had $1.7 million invested in interest-earning time deposits.  We did not have any interest-earning time deposits at December 31, 2009.

Securities available for sale decreased to $82.7 million at September 30, 2010 from $86.4 million at December 31, 2009.  The decrease was due primarily to calls, maturities and pay-downs of $123.6 million and sales of $10.5 million partially offset by purchases of $130.8 million.

Loans, net amounted to $392.8 million at September 30, 2010, compared to $411.9 million at December 31, 2009.  This decrease was a result of loan paydowns and maturities exceeding new loan originations.  Due to the current economic environment, new loan demand has significantly declined in the one- to four-family residential loan, commercial real estate, and commercial business loan categories.

Foreclosed assets increased to $1.7 million at September 30, 2010 from $1.1 million at December 31, 2009.  We transferred six loans into foreclosed assets during the nine months ended September 30, 2010.  During the same time period we sold five properties that had been classified as foreclosed assets.

Total Liabilities.  Total liabilities decreased to $500.4 million at September 30, 2010 from $508.6 million at December 31, 2009.  Deposits decreased to $438.1 million at September 30, 2010 from $442.6 million at December 31, 2009.  Non-interest bearing deposits decreased $18.6 million to $30.9 million at September 30, 2010 from $49.5 million at December 31, 2009.  Interest bearing deposits increased $14.1 million totaling $407.1 million at September 30, 2010 compared to $393.0 million at December 31, 2009.  The fluctuation in balances was primarily a result of one customer with a significant balance which transferred from a non-interest bearing account into a money market account.  Federal Home Loan Bank advances at September 30, 2010 were $26.9 million compared to $39.9 million at December 31, 2009.  Advances of $13.0 million were repaid during the nine months ended September 30, 2010.  Securities sold under agreements to repurchase increased to $27.6 million at September 30, 2010 from $18.9 million at December 31, 2009.  This increase was due primarily to fluctuations in customer deposits.

Stockholders’ Equity.  Stockholders’ equity increased to $78.2 million at September 30, 2010 from $76.9 million at December 31, 2009, principally as a result of $3.3 million in net income partially offset by the payment of cash dividends of $1.4 million, a reduction in unrealized gains on securities of $299,000, and repurchases of common stock of $319,000 during the nine months ended September 30, 2010.

Asset Quality

The Company has experienced a slight increase in non-accrual loans as of September 31, 2010 compared to December 31, 2009.  However, total non-performing and impaired loans have decreased as of the same time periods.  Detailed information concerning the Company’s

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

non-accrual and impaired loans is described in the paragraphs that follow.  Overall, the Company has a very limited number and value of what would be classified as high risk loans.  The Company does not originate subprime loans and holds a very small number and dollar value of ARM products.  The Company does hold some junior lien mortgages and high loan-to-value ratio mortgages; however, they total a very insignificant portion of our loan portfolio.  The Company reviews these loans regularly and has not seen any increase in the delinquency trends for these products.  As commercial loans mature and requests for renewals are processed, either a new appraisal is obtained or the Company performs an internal valuation of the collateral based on comparable sales.  Additionally, the original appraisal is discounted if the Company believes it is warranted.

At September 30, 2010, the Company’s non-accrual loans increased $700,000 to $12.4 million from $11.7 million at December 31, 2009. At September 30, 2010, First Clover Leaf Bank had seven relationships classified as non-accrual with balances in excess of $500,000.  The largest non-accrual relationship is a $3.9 million development loan to a subdivision developer with excess inventory that is selling slowly due to the economic slowdown.  The loan is secured by the residential property, and an updated appraisal was obtained in the first quarter of 2010. The note is currently being re-evaluated on a quarterly basis under a discounted cash flow analysis.  The second non-accrual relationship is a $1.6 million land loan to a developer.  The borrower in this relationship has failed to make payments and has not provided the Bank with updated financial information.  The Bank was in the process of foreclosing on this property at September 30, 2010 and took possession in October 2010.  The third non-accrual relationship is a $1.5 million group of loans to a real estate investor, who is experiencing high vacancy rates and property repairs resulting in decreased cash flows due to the economic slowdown.  A charge-down of $464,000 was recorded on this loan during the third quarter of 2010.  The borrower and the Bank are currently working with a management company and vacancy rates are decreasing.  Property repairs are continuing to be made as cash flows allow. The fourth non-accrual relationship is a $1.2 million loan for a commercial investment property.  This credit was reviewed at year-end 2009, and a $600,000 charge-off was recorded.  A new appraisal was ordered on this property in March 2010. There was a pending contract on this property at September 30, 2010, that has since been rescinded.  The Bank will proceed with foreclosure on this property before the end of 2010 if there is not a new sales contract.  The fifth non-accrual relationship is a $1.1 million credit to a real estate investor.  This relationship relates to several credits which are all related by common ownership.  Most of the credits are single family residential properties, but some credits are related to commercial property.  The Bank re-assessed the values of most of these properties in the third quarter of 2010.  The remaining properties are currently being re-assessed.  The Bank expects to take possession of several of these properties early in the fourth quarter of 2010. The sixth non-accrual relationship is a $712,000 loan to a commercial contractor.  The contractor has the property listed for sale, and a new appraisal has been obtained.  The collateral value is sufficient to cover the loan value.  The seventh non-accrual relationship is a $691,000 loan to a real estate developer.  The primary collateral consists of 31 vacant lots.  The lots are continuing to sell in a manner that is allowing the borrower to continue to make principal payments.

In addition to the non-accrual loans in the previous paragraph, at September 30, 2010, our total other impaired loans amounted to $11.4 million compared to $14.8 million at December 31, 2009.  There are four impaired loans with balances in excess of $500,000 at September 30, 2010.  The largest loan is a $6.1 million credit to a builder with excess inventory.  This loan is secured by residential investment property for which updated appraisals have been

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

obtained.  Currently, the collateral on this loan is sufficient to cover the majority of the outstanding balance, and reserves have been set aside for the remaining outstanding balance.  The loan was restructured into three separate notes, with one note allowing for a period of interest only payments.  The borrower is in compliance with the modified terms.  The second loan is a $1.6 million loan to a residential real estate developer who is struggling with the economic downturn.  The loan is currently secured by single family residences.  The Bank is currently working with the developer on possible restructuring alternatives.  Currently, the collateral is sufficient to cover the outstanding loan balance.  The third loan is a $1.6 million loan for a hotel/condominium development located in a highly desired resort area.  Currently the collateral is sufficient to cover the outstanding balance.  The fourth loan is a $1.5 million loan to an investor who holds real estate and financial institution stock.  The collateral for this loan is stock in a financial institution and multifamily real estate.  Currently, the collateral is sufficient to cover the outstanding balance.

At September 30, 2010, the Bank had $3.5 million of loans which were classified as Troubled Debt Restructurings.  At September 30, 2010, all of these loans were in compliance with their modified terms.

The allowance for loan losses to non-performing and impaired loans, which is listed in the “Asset Quality Ratios” table in Item 1 Note 5, increased to 22.02% at September 30, 2010, compared to 21.68% at December 31, 2009.  While the change in the ratio for the period ended September 30, 2010 compared to the period ended December 31, 2009 is not significantly different, the ratio did experience a significant decline during 2009.  This decline was due to the large increase in non-performing loans during 2009 that did not require proportionate reserves under our allowance methodology.  The collateral on these loans was evaluated and in many instances a new appraisal was obtained.  It was determined that if liquidation of the collateral was necessary, the collateral value was sufficient to cover the loan balance.  Therefore, additional reserves were not required.

Results of Operations

General.  Net income increased to $1.1 million for the three months ended September 30, 2010 compared to net income of $211,000 for the same period in 2009.  The increase was primarily due to an increase in non-interest income due to a gain on the sale of securities, a decrease in provision for loan losses, and an impairment loss on assets recorded in September 2009 with no additional impairment recorded for the quarter ended September 30, 2010.  Basic and diluted income per share was $0.14 and $0.03 for the three-month periods ended September 30, 2010 and 2009, respectively.

Net income increased $10.8 million to $3.3 million for the nine months ended September 30, 2010 from a net loss of $7.5 million for the same period last year.  The increase in net income was primarily due to the $9.3 million, non-cash goodwill impairment charge recorded in June 2009 with no additional impairment charge recorded for the nine months ended September 30, 2010, in addition to an increase in net interest income, an increase in non-interest income due to a gain on the sale of securities, and a decrease in non-interest expense during the 2010 period. Basic and diluted income (loss) per share was $0.42 for the nine months ended September 30, 2010, and $(0.91) for the same period in 2009.

Yields on all interest-earning asset classes continued to decline for the three and nine months ended September 30, 2010 compared to the same period in 2009. Our commercial

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

loans are more sensitive to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently.  The declining rate environment has also resulted in a significant number of the bonds in our securities portfolio being called and being replaced with lower yielding bonds.  The decline in rates has also impacted our interest-earning balances from depository institutions as those assets have adjustable rates.  While the overall yield on interest-earning assets remained fairly constant, our overall net interest rate spread and net interest margin increased due to the decline in the rates paid on interest-bearing liabilities.  However, our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate repricing as rates fluctuate.

Net interest income.  Net interest income increased by $285,000 to $4.2 million for the three months ended September 30, 2010 from $3.9 million for the same period last year.  Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $69.4 million for the three months ended September 30, 2010, compared to $68.5 million for the same period in 2009.  The ratio of interest-earning assets to interest-bearing liabilities increased to 114.92% for the three months ended September 30, 2010 from 113.73% for the same period in 2009.  The net interest rate spread increased to 2.88% for the three months ended September 30, 2010, compared to 2.46% for the comparable period in 2009.  The average rate earned on interest-earning assets decreased by 10 basis points for the three months ended September 30, 2010 to 4.76% from 4.86% for the same period in 2009, while the average rate paid on interest-bearing liabilities decreased by 52 basis points during these periods to 1.88% from 2.40%.  The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets.

Net interest income increased to $12.4 million for the nine months ended September 30, 2010 from $11.8 million for the same period last year.  Net average interest-earning assets were $71.1 million for the nine months ended September 30, 2010, compared to $65.1 million for the same period in 2009.  The ratio of interest-earning assets to interest-bearing liabilities increased to 115.27% for the nine months ended September 30, 2010 from 112.47% for the same period in 2009.  The net interest rate spread increased to 2.83% for the nine months ended September 30, 2010, compared to 2.41% for the comparable period in 2009.  The average rate earned on interest-earning assets decreased by one basis point for the nine months ended September 30, 2010 to 4.82% from 4.83% for the same period in 2009, while the average rate paid on interest-bearing liabilities decreased by 43 basis points during these periods to 1.99% from 2.42%.  The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth the average balance sheets, average yields and cost of funds, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or expense.  Yields and rates have been annualized.

	Three Months Ended September 30,			Three Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$402,592	$5,706	5.62%	$421,621	$5,975	5.62%
Securities	81,826	674	3.26	99,183	943	3.77
Interest-earning balances from depository institutions	49,926	33	0.26	46,290	26	0.23
Total interest-earning assets	534,344	6,413	4.76	567,094	6,944	4.86
Non-interest-earning assets	43,350			45,573
Total assets	$577,694			$612,667

Interest-bearing liabilities:
Interest-bearing transaction	$194,886	583	1.19	$167,404	719	1.70
Savings deposits	19,508	37	0.75	18,815	51	1.08
Time deposits	194,883	1,307	2.66	218,540	1,792	3.25
Securities sold under agreements to repurchase	24,542	8	0.13	48,663	17	0.14
Federal Home Loan Bank advances	27,197	247	3.60	41,305	367	3.53
Subordinated debentures	3,955	23	2.41	3,911	75	7.61
Total interest-bearing liabilities	464,971	2,205	1.88	498,638	3,021	2.40
Non-interest-bearing liabilities	34,251			33,678
Total liabilities	499,222			532,316
Stockholders’ equity	78,472			80,351
Total liabilities and stockholders’ equity	$577,694			$612,667

Net interest income		$4,208			$3,923
Net interest rate spread (1)			2.88%			2.46%
Net interest-earning assets (2)	$69,373			$68,456
Net interest margin (3)			3.12%			2.74%
Ratio of interest-earning assets to interest-bearing liabilities			114.92%			113.73%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Interest on loans includes loan fees collected in the amount of $70,062 and $38,191 for the three months ended September 30, 2010 and 2009, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$409,027	$17,092	5.59%	$424,224	$18,049	5.69%
Securities	87,079	2,183	3.35	98,853	3,032	4.10
Interest-earning balances from depository institutions	40,831	75	0.25	63,928	123	0.26
Total interest-earning assets	536,937	19,350	4.82	587,005	21,204	4.83
Non-interest-earning assets	44,552			54,574
Total assets	$581,489			$641,579

Interest-bearing liabilities:
Interest-bearing transaction	$187,276	1,711	1.22	$187,653	2,173	1.55
Savings deposits	19,307	116	0.80	18,678	174	1.25
Time deposits	197,395	4,080	2.76	216,267	5,516	3.41
Securities sold under agreements to repurchase	25,874	20	0.10	48,946	55	0.15
Federal Home Loan Bank advances	32,009	852	3.56	46,464	1,292	3.72
Subordinated debentures	3,945	153	5.19	3,901	223	7.64
Total interest-bearing liabilities	465,806	6,932	1.99	521,909	9,433	2.42
Non-interest-bearing liabilities	37,801			31,376
Total liabilities	503,607			553,285
Stockholders’ equity	77,882			88,294
Total liabilities and stockholders’ equity	$581,489			$641,579

Net interest income		$12,418			$11,771
Net interest rate spread (1)			2.83%			2.41%
Net interest-earning assets (2)	$71,131			$65,096
Net interest margin (3)			3.09%			2.68%
Ratio of interest-earning assets to interest-bearing liabilities			115.27%			112.47%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Interest on loans includes loan fees collected in the amount of $161,154 and $157,552 for the nine months ended September 30, 2010 and 2009, respectively.

Interest and fee income.  Interest and fee income on loans decreased to $5.7 million for the three months ended September 30, 2010 from $6.0 million for the comparable period in 2009 as a result of a lower average balance in the 2010 period.  Interest and fee income on loans decreased to $17.1 million for the nine months ended September 30, 2010 from $18.0 million for the comparable period in 2009.  Interest income on loans decreased primarily as a result of a lower average balance in addition to a lower yield.  The average balance of loans was $409.0 million and $424.2 million for the nine months ended September 30, 2010 and 2009, respectively. The average balance decreased primarily due to significant declines in new loan demand in the one- to four-family residential loan, commercial real estate, and commercial business loan categories due to the current economic environment.  The average yield on loans

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

decreased to 5.59% for the nine months ended September 30, 2010 from 5.69% for the comparable period in 2009.

Interest income on securities decreased to $674,000 for the three months ended September 30, 2010 compared to $943,000 for the same period in 2009.  The decrease was due primarily to a lower average balance in addition to a decline in yield.  Interest income on securities decreased to $2.2 million for the nine months ended September 30, 2010 from $3.0 million for the comparable period in 2009.  The decrease was due primarily to a lower average balance in addition to a decline in yield. The average balance of securities was $87.1 million and $98.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Available for sale securities of $10.5 million were sold during the nine months ended September 30, 2010.  The declining rate environment also resulted in a significant number of bonds in our securities portfolio being called and replaced with lower yielding bonds.  The average yield on securities decreased to 3.35% from 4.10% for the nine months ended September 30, 2010 and 2009, respectively.

Interest on other interest-earning deposits increased to $33,000 for the three months ended September 30, 2010 from $26,000 for the comparable period in 2009.  The increase was due primarily to a higher average balance and an increase in yield.  Interest on other interest-earning deposits decreased to $75,000 for the nine months ended September 30, 2010 from $123,000 for the comparable period in 2009.  The decrease was due primarily to a lower average balance in addition to a slight decline in yield.  The average balance of other interest-earning deposits decreased to $40.8 million from $63.9 million for the nine months ended September 30, 2010 and 2009, respectively. The average yield on other interest-earning deposits decreased to 0.25% for the nine months ended September 30, 2010 from 0.26% for the comparable period in 2009.

Interest expense.  Interest expense on deposits decreased to $1.9 million for the three months ended September 30, 2010 from $2.6 million for the comparable period in 2009.  The decrease was due primarily to a decline in yield and a lower average balance in time deposits.  Interest expense on deposits decreased to $5.9 million for the nine months ended September 30, 2010 from $7.9 million for the comparable period in 2009.  The decrease was due primarily to a decline in yield in addition to a lower average balance in time deposits.  The average balance of interest-bearing deposits, comprised of interest bearing transactions, savings deposits, and time deposits, was $404.0 million and $422.6 million for the nine months ended September 30, 2010 and 2009, respectively.  The largest yield decline for the nine months ended September 30, 2010 compared to the same period in 2009 was in time deposits which declined 65 basis points, while savings deposits and interest-bearing transactions experienced yield declines of 45 and 33 basis points, respectively.

Interest expense on securities sold under agreements to repurchase decreased to $7,000 for the three months ended September 30, 2010 from $17,000 for the three months ended September 30, 2009.  The decrease was primarily due to a lower average balance in addition to a decline in yield.  Interest expense on securities sold under agreements to repurchase decreased to $20,000 for the nine months ended September 30, 2010 from $55,000 for the nine months ended September 30, 2009.  The decrease was primarily due to a lower average balance in addition to a decline in yield.  The average balance decreased to $25.9 million from $48.9 million for the nine months ended September 30, 2010 and 2009, respectively.  The yield decreased to 0.10% for the nine months ended September 30, 2010 from 0.15% for the comparable period in 2009.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on Federal Home Loan Bank advances decreased to $247,000 from $367,000 for the three months ended September 30, 2010 and 2009, respectively due primarily to a lower average balance.  Interest expense on Federal Home Loan Bank advances decreased to $852,000 from $1.3 million for the nine months ended September 30, 2010 and 2009, respectively due primarily to a lower average balance in addition to a decline in yield.  The average balance of Federal Home Loan Bank advances was $32.0 million and $46.5 million for the nine months ended September 30, 2010 and 2009, respectively.  The average yield on Federal Home Loan Bank advances decreased to 3.56% for the nine months ended September 30, 2010 compared to 3.72% for the comparable period in 2009.

Interest expense on subordinated debentures decreased to $23,000 from $75,000 for the three months ended September 30, 2010 and 2009, respectively.  In accordance with the terms of our subordinated debentures, the rate has converted from a fixed rate to a variable rate that adjusts quarterly; therefore, for the remainder of 2010 this expense should be lower than the prior year.  Interest expense on subordinated debentures decreased to $153,000 from $223,000 for the nine months ended September 30, 2010 and 2009, respectively.

Provision for loan losses.  Provision for loan losses decreased for the three month period ended September 30, 2010 to $650,000 from $1.0 million for the comparable period in 2009.  Provision for loan losses decreased to $1.5 million from $1.7 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease was due primarily to lower reserves required for specific allocations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience coupled with current market valuations on collateral, used to estimate probable losses as well as the level of nonperforming assets and classified assets.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company’s provision for loan losses.  The Company is subject to periodic examination by the Office of Thrift Supervision, which may require the Company to record increases in the allowance based on its evaluation of available information.  There can be no assurance that the Office of Thrift Supervision will not require further increases to the allowance.  For further information, see Item 1 Note 5 “Asset Quality.”

Non-interest income.  Non-interest income increased to $698,000 for the three months ended September 30, 2010 from $332,000 for the comparable period in 2009 primarily due to a gain on sale of securities of $201,000 for the three months ended September 30, 2010.  Non-interest income increased to $1.8 million for the nine months ended September 30, 2010 from $1.1 million for the comparable period in 2009.  The increase was due primarily to a gain on sale of securities of $664,000 for the nine months ended September 30, 2010.  The Company chose to sell securities as a strategic plan to restructure the portfolio.  Selling these securities and using the proceeds to purchase both tax-exempt and taxable municipal securities, as well as mortgage backed securities should allow, over time, for a higher yield.  This also allowed the Company to restructure the cash flows from securities into a more laddered distribution.  These security sales allowed the Company to capture some of the gain in the portfolio that existed and would diminish if interest rates were to rise, or the securities were called or matured.  Income from service fees on deposit accounts and other service fees also increased.  These increases were the result of increased usage of debit cards which increases interchange fees, and the increased number of non-sufficient funds charges due primarily to the increased activity and

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

increased number of demand deposit accounts.  Additionally, other non-interest income increased primarily due to gain on sale of foreclosed property and gain on sale of assets.  These increases were partially offset by a decline in gain on sale of loans due to the decreased volume of loan sales.

Non-interest expense.  Non-interest expense decreased to $2.6 million for the three months ended September 30, 2010 from $3.0 million for the same period in 2009.  The decrease was due primarily to an impairment loss on assets of $356,000 recorded for the three months ended September 30, 2009 with no impairment charge recorded for the three months ended September 30, 2010.  Non-interest expense decreased $10.0 million to $7.7 million for the nine months ended September 30, 2010 from $17.7 million for the same period in 2009. The primary reason for the decrease in non-interest expense in 2010 compared to 2009 was a $9.3 million goodwill impairment charge and a $356,000 impairment loss on assets both recorded as of September 30, 2009.

Professional fees decreased to $98,000 for the three months ended September 30, 2010 compared to $204,000 for the comparable period in 2009.  Professional fees decreased to $240,000 for the nine months ended September 30, 2010 compared to $597,000 for the comparable period in 2009.  This decrease was due primarily to the completion of a consulting agreement with the former CEO of Partners Bank and the reversal of $150,000 of accrued expenses in connection with the consulting agreement entered into with the former CEO of Partners Bank which was based on certain contingencies that ultimately were not attained.

Compensation and employee benefits increased to $1.2 million for the three months ended September 30, 2010 compared to $1.1 million for the comparable period in 2009.  Compensation and employee benefits increased to $3.5 million for the nine months ended September 30, 2010 compared to $3.4 million for the comparable period in 2009.  The increase was due primarily to increased insurance, retirement, and compensation expenses in addition to a reduction in deferred loan fees which offset compensation expense.

Data processing totaled $162,000 for the three months ended September 30, 2010 compared to $141,000 for the same period in 2009.  Data processing totaled $495,000 for the nine months ended September 30, 2010 compared to $418,000 for the same period in 2009.  The increase was due primarily to additional services including online origination and increased expenses due to new regulations.

Income taxes.  Income taxes increased to $555,000 for the three months ended September 30, 2010 from $70,000 for the comparable period in 2009.  Income taxes increased to $1.8 million for the nine months ended September 30, 2010 from $974,000 for the comparable period in 2009.  The primary reason for the change in income taxes was the higher level of pre-tax income for the 2010 period.  The $9.3 million non-cash expense recorded for goodwill impairment in 2009 was not tax deductible, and therefore, the goodwill impairment expense was not tax effected.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2010 and December 31, 2009, $62.3 million and $48.0 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended September 30, 2010 principal collections on loans, net of originations totaled $14.3 million compared to $14.0 million for the nine months ended September 30, 2009.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $123.6 million and $100.6 million for the nine months ended September 30, 2010 and 2009, respectively.  We sold $10.5 million of available-for-sale investment securities during the nine months ended September 30, 2010.  We purchased $130.8 million and $92.5 million in available-for-sale investment securities during the nine months ended September 30, 2010 and 2009, respectively.  We did not receive any proceeds from the maturities of interest-earning time deposits during the nine months ended September 30, 2010 compared to $25.8 million received for the same period in 2009.  We invested $1.7 million in interest-earning time deposits for the nine months ended September 30, 2010 compared to $20.6 million invested during the same period in 2009.

Deposit flows are generally affected by interest rates as designated by management, the interest rates and products offered by local competitors, and other factors.  Net deposits decreased by $4.5 million for the nine months ended September 30, 2010.  During the comparable period in 2009 the net decrease in deposits was $2.1 million.  Securities sold under agreements to repurchase had a net increase of $8.7 million and a net decrease of $25.5 million for the nine months ended September 30, 2010 and 2009, respectively.  There were no proceeds from Federal Home Loan Bank advances for the nine months ended September 30, 2010 compared to proceeds of $5.0 million for the nine months ended September 30, 2009.  Repayments of such advances totaled $13.0 million for the nine months ended September 30, 2010 compared to $14.3 million for the same period in 2009.  Repurchases of the Company’s common stock were $319,000 and $5.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity management is both a daily and long-term function of business management.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At September 30, 2010, we had $27.0 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $27.4 million.

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at September 30, 2010.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at September 30, 2010 were as follows:

			Minimum Required
			for Capital			to be "Well
	Actual		Adequacy			Capitalized"
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$72,863
Goodwill and core deposit intangible	(12,582)
Disallowed servicing assets	(676)
Unrealized gain on securities AFS, net	(1,427)
Tangible capital to adjusted total assets	$58,178	10.3%		$8,446	1.5%	N/A	-
Allowance as limited by regulatory guidance	4,225
Deduction for low-level recourse	(1,607)
Total capital to risk-weighted assets	$60,796	15.7%		$30,949	8.0%	$38,686	10.0%

Tier 1 capital to risk-weighted assets	$58,178	15.0%	$	N/A	-	$23,212	6.0%

Tier 1 capital to total assets	$58,178	10.3%		$22,522	4.0%	$28,152	5.0%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at September 30, 2010 follows:

				Range of
	Variable	Fixed		Rates on
	Rate	Rate	Total	Fixed Rate
	Commitments	Commitments	Commitments	Commitments
	(Dollars in thousands)
Commitments to extend credit	$36,117	$15,742	$51,859	3.75%-18.00%
Standby letters of credit	$1,633	$3,246	$4,879	3.25%-9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program are sold with recourse.  The Bank has an agreement to sell residential loans of up to $71.0 million to the FHLB of Chicago.  Approximately $65.7 million have been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.6 million at September 30, 2010.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.

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

The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the current low level of market interest rates, First Clover Leaf did not receive a NPV calculation for an interest rate decrease of greater than 100 basis points for December 2009 or June 2010.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

The tables below set forth, as of June 30, 2010 and December 31, 2009, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

June 30, 2010
		NPV				Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated NPV	Estimated Increase (Decrease) in NPV			NPV Ratio
Change in Interest Rates			Amount	Percent			Change
		(Dollars in thousands)

+300	bp	$69,213	$(12,047)	(15	) %	12.42%	(171	) bp
+200	bp	74,161	(7,098)	(9)		13.15	(98	) bp
+100	bp	78,411	(2,849)	(4)		13.75	(38	) bp
+50	bp	79,627	(1,633)	(2)		13.91	(22	) bp
0	bp	81,260	—	—		14.13	0	bp
-50	bp	81,398	138	0		14.12	0	bp
-100	bp	80,892	(368)	0		14.04	(9	) bp

December 31, 2009
		NPV				Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated NPV	Estimated Increase (Decrease) in NPV			NPV Ratio
Change in Interest Rates			Amount	Percent			Change
		(Dollars in thousands)

+300	bp	$61,633	$(14,434)	(19	) %	9.05%	(202	) bp
+200	bp	67,256	(8,811)	(12)		11.51	(121	) bp
+100	bp	73,007	(3,060)	(4)		12.32	(40	) bp
+50	bp	73,964	(2,102)	(3)		12.44	(28	) bp
0	bp	76,067	—	—		12.72	0	bp
-50	bp	76,961	895	1		12.82	10	bp
-100	bp	77,806	1,739	2		12.92	20	bp

The 2010 table above indicates that at June 30, 2010, in the event of a 100 basis point decrease in interest rates, we would experience a minor change in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 15% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at September 30, 2010, and how those exposures were managed during the three months ended September 30, 2010 have changed significantly when compared to the

Index

FIRST CLOVER LEAF FINANCIAL CORP.

immediately preceding quarter ended June 30, 2010.  However, the Company’s primary market risk exposure has not yet been quantified at September 30, 2010 as the Office of Thrift Supervision Net Portfolio Value Model is not yet available and the complexity of the model makes it difficult to accurately predict results.

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

Item 1A – Risk Factors.

Other than the information contained in this Quarterly Report on Form 10-Q, and the Company’s Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission during 2010, there are no material updates or additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

July 1 - 31, 2010	23,857	$6.03	23,857	1,143
August 1 - 31, 2010	1,143	$5.68	1,143	25,000
September 1 - 30, 2010	1,500	$5.67	1,500	23,500
Total	26,500		26,500

(1)
The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, on December 11, 2008, they increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares, and on April 27, 2010 they authorized another increase to that plan of an additional 25,000 shares.  The plan has no expiration date.

On August 24, 2010, the Board of Directors of the Company authorized an increase in the number of shares that may be repurchased pursuant to the Company’s current stock repurchase plan that was previously announced on November 12, 2008 and expanded on December 12, 2008 and April 24, 2010.  Under the newly expanded repurchase plan, the Company is authorized to repurchase an additional 25,000 shares, representing approximately 0.32% of the Company’s issued and outstanding shares of common stock as of August 24, 2010.  As of August 24, 2010, the Company had repurchased all of the 1,332,121 shares of its common stock that had been previously authorized for repurchase.

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

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: November 15, 2010	BY: /s/ Dennis M. Terry
Dennis M. Terry, President and Chief Executive Officer

BY: /s/ Darlene F. McDonald
Darlene F. McDonald, Senior Vice-President and Chief Financial Officer