Form 10-K
period 2010-12-31
First Clover Leaf Financial Corp.
filed 2011-03-31
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
YES ☐ NO ☒.

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
YES ☐ NO ☒

As of June 30, 2010 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2010 ($6.51 per share) was $40.6 million.

As of March 28, 2011, there were approximately 7,882,500 shares issued and outstanding of the Registrant’s Common Stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2011 Annual Meeting of Stockholders (Parts II and III).
2.	Annual Report to Stockholders for the year ended December 31, 2010 (Part II).

PART I

ITEM 1.             BUSINESS

Forward-Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services. These risks and uncertainties, as well as the Risk Factors set forth in Item 1A below, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

General

First Clover Leaf Financial Corp. (“First Clover Leaf”) is a Maryland corporation that was incorporated in March 2006 and was formed by our predecessor company, First Federal Financial Services, Inc., in connection with the “second-step” conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank, a former Illinois bank headquartered in Edwardsville, Illinois. The second-step conversion and stock offering and the simultaneous acquisition of Clover Leaf Financial Corp. were consummated in July 2006. As a result of these transactions, Clover Leaf Financial Corp. was merged with and into First Clover Leaf and Clover Leaf Bank was merged with and into our wholly owned subsidiary, First Federal Savings and Loan Association of Edwardsville, which was renamed First Clover Leaf Bank.

In October 2008 we completed our acquisition of Partners Financial Holdings Inc. (“Partners”), the holding company of Partners Bank (“Partners Bank”), an Illinois state bank located in Glen Carbon, Illinois. In the acquisition, Partners was merged with and into First Clover Leaf with First Clover Leaf being the surviving corporation in the merger, and Partners Bank was merged with and into First Clover Leaf Bank, with First Clover Leaf Bank as the surviving institution.

Our principal asset is our ownership of 100% of the outstanding common stock of First Clover Leaf Bank, a federal savings bank.

At December 31, 2010, we had total consolidated assets of $575.0 million, net loans of $387.6 million, total deposits of $447.5 million and stockholders’ equity of $77.3 million. We had net income of $3.8 million for the year ended December 31, 2010.

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

First Clover Leaf Bank

General

We conduct our business through our four branch offices located in Edwardsville and Wood River, Illinois. Our principal business consists of attracting retail deposits from the general public in the areas surrounding our office locations and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential real estate loans, multi-family real estate loans, commercial real estate loans, construction and land loans, commercial business loans and consumer loans, and in investment securities. Our revenues are derived principally from interest on loans and securities. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Competition

We face intense competition within our market area both in making loans and attracting deposits. The City of Edwardsville and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as trust services. Based on Federal Deposit Insurance Corporation data as of June 30, 2010 (the latest date for which information is available), our market share of deposits was 10.1% of all deposits in Madison County making us the fourth largest institution out of 26 institutions located in Madison County as of that date. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

We operate in a primarily suburban market area that has a stable population and household base. The 2010 U.S. Census Report indicates that the population of Madison County increased 0.4% to 269,282, from 2005 until 2010 while the population of the City of Edwardsville increased 7.6% to 24,293. During the same period, the number of households in Madison County and in the City of Edwardsville increased 1.0% and 7.7%, respectively. The latest information available for 2009 indicates that the median household income for Madison County was $50,628. This compares to a median household income of $53,974 and $50,221 for the state of Illinois and the United States, respectively.

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

Lending Activities

Our principal lending activity includes the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential property, the origination of multi-family and commercial real estate loans, construction and land loans, commercial business loans, as well as home equity loans.

One- to four-family residential real estate mortgage loans represented $99.2 million, or 24.6%, of our loan portfolio at December 31, 2010, and multi-family loans represented $26.5 million, or 6.6% of our loan portfolio at December 31, 2010. Commercial real estate loans represented $160.8 million, or 39.9% of our loan portfolio at December 31, 2010. We also offer construction and land loans secured by single-family properties and residential subdivisions. Construction and land loans represented $53.6 million, or 13.3%, of our loan portfolio at December 31, 2010. We offer commercial business loans, and these loans represented $51.7 million, or 12.8% of our loan portfolio, at December 31, 2010. We originate consumer loans, including home equity loans and automobile loans, which totaled $10.9 million, or 2.8% of our loan portfolio at December 31, 2010.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real Estate Loans:
One- to four-family residential loans(1)	$99,187	24.6%	$98,080	23.4%	$110,925	25.3%	$112,764	39.2%	$120,355	48.5%
Multi-family	26,543	6.6	20,947	5.0	18,150	4.2	13,931	4.8	8,895	3.6
Commercial	160,799	39.9	179,923	42.8	168,432	38.4	97,810	34.0	68,577	27.7
Construction and land	53,647	13.3	45,448	10.8	52,338	11.9	20,776	7.2	17,181	6.9
Total real estate loans	340,176	84.4	344,398	82.0	349,845	79.8	245,281	85.2	215,008	86.7

Commercial business	51,738	12.8	63,135	15.0	78,160	17.8	34,783	12.1	25,907	10.4

Consumer Loans:
Automobile	1,079	0.3	1,383	0.3	1,318	0.3	1,355	0.5	2,028	0.8
Home equity	9,170	2.3	9,871	2.4	7,145	1.7	5,119	1.8	3,364	1.4
Other	666	0.2	1,223	0.3	1,807	0.4	1,296	0.5	1,733	0.7
Total consumer loans	10,915	2.8	12,477	3.0	10,270	2.4	7,770	2.7	7,125	2.9

Total loans	402,829	100.0%	420,010	100.0%	438,275	100.0%	287,834	100.0%	248,040	100.0%

Less undisbursed portion of construction loans	(9,590)		(1,773)		(3,402)		(860)		(1,257)
Less deferred loan origination costs (fees), net	57		(21)		(59)		(157)		(48)
Less allowance for loan losses	(5,728)		(6,317)		(3,895)		(1,898)		(1,710)

Total loans, net	$387,568		$411,899		$430,919		$284,919		$245,025
___________________
(1) At December 31, 2009, 2008, and 2006 there were $1.8 million, $240,000, and $1.0 million respectively, in loans held for sale. At December 31, 2010 and 2007 there were no loans held for sale.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010.

	One- to Four-Family		Multi-Family		Commercial Real Estate		Construction and Land(2)
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2011 (1)	$4,462	5.54%	$6,320	6.22%	$33,880	6.03%	$14,353	5.52%
2012 to 2015	24,441	4.92	16,945	5.73	113,729	6.02	38,923	4.18
2016 and beyond	70,284	4.96	3,278	5.26	13,190	5.79	371	6.02

Total	$99,187	4.99%	$26,543	5.79%	$160,799	6.00%	$53,647	4.55%

	Commercial Business		Consumer Loans		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2011 (1)	$26,291	5.37%	$3,913	5.47%	$89,219	5.72%
2012 to 2015	20,815	6.23	4,826	5.92	219,679	5.57
2016 and beyond	4,632	5.10	2,176	6.64	93,931	5.14

Total	$51,738	5.69%	$10,915	5.90%	$402,829	5.50%
___________________
(1)	Includes demand loans, loans having no stated repayment schedule or maturity, overdraft loans and loans in process of renewal.
(2)	Includes land acquisition loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)

One- to four-family residential loans	$81,962	$12,763	$94,725
Multi-family	17,048	3,175	20,223
Commercial real estate	113,114	13,805	126,919
Construction and land	36,151	3,143	39,294
Total real estate loans	248,275	32,886	281,161

Commercial business	21,585	3,862	25,447
Consumer loans	6,735	267	7,002

Total loans	$276,595	$37,015	$313,610

One- to Four-Family Residential Real Estate Loans. As of December 31, 2010, one- to four-family residential loans totaled $99.2 million, or 24.6% of our total loan portfolio. These loans are predominately collateralized by properties located in our market area. Virtually all of our residential real estate loans have fixed rates of interest primarily because our customers prefer fixed-rate mortgage loans in the relatively low interest rate environment that currently exists. We generally sell most of the conforming, fixed-rate loans that we originate, but we generally retain the servicing rights on these loans. At December 31, 2010, we were servicing $68.3 million in loans for others. In 2010, we originated $20.3 million and sold $22.6 million in single family residential mortgage loans to Fannie Mae.

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

As a result of our conservative underwriting standards, we do not originate, sell, or place any loans in our loan portfolio that are considered sub-prime or Alt-A.

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled $26.5 million, or 6.6%, of our total loan portfolio at December 31, 2010. Multi-family real estate loans generally are secured by apartment buildings and rental properties. All of our multi-family real estate loans are secured by properties located within our lending area. At December 31, 2010, our largest multi-family real estate loan had a principal balance of $2.8 million and was secured by apartment buildings. At December 31, 2010 the loan was performing in accordance with its repayment terms. Multi-family real estate loans generally are offered with interest rates that adjust after one, three or five years. The interest rate adjustments are tied to either a Treasury Bill Index tied to the adjustment period, or to a Cost of Funds Index.

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

Commercial Real Estate Loans. Loans secured by commercial real estate totaled $160.8 million, or 39.9% of our total loan portfolio as of December 31, 2010. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties, and more specialized properties such as churches. We originate commercial real estate loans with a typical term of five years with balloon payments. These loans generally amortize over 15 to 20 years. We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate. Our largest commercial real estate loan at December 31, 2010 had a principal balance of $4.6 million and was collateralized primarily by the land and building of a car dealership. This loan was performing in accordance with its repayment terms as of December 31, 2010.

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

Construction and Land Loans. As of December 31, 2010, construction and land loans totaled $53.6 million, or 13.3%, of our total loan portfolio. This portfolio consists of construction/speculative loans and construction/permanent loans.

Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either First Clover Leaf Bank or another lender. The homebuyer may enter into a purchase contract either during or after the construction period. These loans have the risk that the builder will have to make interest and principal payments on the loan, and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction. Funds are disbursed in phases as construction is completed. All construction/speculative loans require that the builder-borrower personally guarantee the full repayment of the principal and interest on the loan and make interest payments during the construction phase. These loans are generally originated for a term of 12 months, with interest rates that are tied to the prime lending rate. First Clover Leaf Bank recognizes the relative increased risk element for these types of loans, particularly in the current real estate market, and therefore generally observes a loan-to-value ratio of no more than 75% of the lower of cost or the estimated value of the completed property. In addition, we generally limit our construction/speculative loans to one property per borrower at any given time, and the largest number of construction/speculative loans we have originated to a single borrower at any given time was for four properties. At December 31, 2010, the largest outstanding concentration of credit to one builder consisted of a mixed use development loan with an aggregate balance of $6.6 million, which was performing in accordance with its repayment terms at that date.

Construction/permanent loans are made to either a homebuilder or a homeowner who, at the time of construction, has a signed contract together with a commitment for permanent financing from First Clover Leaf Bank or another lender for the finished home. The construction phase of a loan generally lasts up to six months, and the interest rate charged generally corresponds to the rate of the committed permanent loan, with loan-to-value ratios of up to 80% (or up to 100% if the borrower obtains private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. Following the initial six-month period, construction/permanent loans convert to permanent loans, regardless of whether the construction phase has been completed. At December 31, 2010 the largest single outstanding construction loan of this type had an outstanding balance of approximately $450,000. At December 31, 2010, the loan was performing in accordance with its repayment terms.

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

Commercial Business Loans. We offer commercial business loans to existing and new customers in our market area. Some of these loans are secured in part by additional real estate collateral. We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans are generally for less than five years. Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate. At December 31, 2010, we had commercial business loans outstanding with an aggregate balance of $51.7 million, or 12.8%, of the total loan portfolio. As of December 31, 2010, our largest commercial business loan relationship consisted of a $8.5 million line of credit with no outstanding balance, and a term loan of $4.2 million, both of which were secured primarily by accounts receivable and corporate assets, and were performing in accordance with their terms. An additional $5.1 million of this relationship was participated to another financial institution.

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

Consumer Loans. Our consumer loans consist primarily of home equity lines of credit, automobile loans and overdraft loans, loans secured by deposits and securities, and unsecured personal loans. As of December 31, 2010, consumer loans totaled $10.9 million, or 2.8%, of our total loan portfolio.

At December 31, 2010, home equity lines of credit totaled $9.2 million, or 2.3%, of total loans. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residential properties. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 90% (including senior liens on the subject property). We currently offer these loans for terms of up to five years and with adjustable rates that are tied to the prime lending rate. Clover Leaf Bank previously offered these products with a maximum loan to appraised value of 85% with terms of up to 10 years, and we still retain some of these longer-term loans. To date, we are seeing minimal stress in our home equity portfolio or signs of material default risks. We do review reports periodically of the higher advanced credit lines and look at payment patterns and advance patterns in an effort to detect potential problems.

Automobile loans are generally offered with maturities of up to 60 months for new automobiles, while loans secured by used automobiles have maximum terms that vary depending on the age of the automobile. We require all borrowers to maintain collision insurance on automobiles securing loans in excess of $1,000, with First Clover Leaf Bank listed as loss payee. In those instances where the borrower fails to maintain adequate insurance coverage, we are further protected against loss through a third-party policy insurance coverage. Our automobile loan portfolio totaled $1.1 million, or 0.3%, of total loans at December 31, 2010.

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

Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand. Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period. One- to four-family residential mortgage loans are generally underwritten to conform to Fannie Mae and Freddie Mac seller/servicer guidelines, and are currently originated on a fixed interest rate basis only. We generally sell most of our conforming, fixed-rate, one- to four-family loans but retain the servicing rights on loans that we originate, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $68.3 million of loans for others. In 2010, we originated $20.3 million in single family residential mortgage loans held for sale and sold $22.6 million of such loans to Fannie Mae.

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

Loans to One Borrower. At December 31, 2010, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $9.6 million. At that date, the largest lending relationship with First Clover Leaf Bank totaled $21.5 million and consisted of two loans secured primarily by accounts receivable, real estate and corporate assets. First Clover Leaf Bank also has an agreement in place with another financial institution to participate in this loan and had participated $12.5 million to this financial institution at year end. First Clover Leaf Bank’s remaining outstanding balance on this loan at year end was $4.2 million.

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

The Company has experienced a decrease in our non-performing and impaired loans, and an increase in our non-performing assets. Detailed information concerning the Company’s non-performing and impaired loans is described in the paragraphs that follow. Overall, the loans that would be classified as high risk loans by the Company are very limited in number and in value. The Company does not originate subprime loans and holds a very small number and dollar value of ARM products. The Company does hold some junior lien mortgages and high loan-to-value ratio mortgages; however, they total an immaterial portion of our loan portfolio. The Company is reviewing these loans regularly and has not seen any increase in the delinquency trends for these products. Our allowance for loan loss methodology has remained consistent. As commercial loans mature and requests for renewals are processed, either a new appraisal is obtained or the Company performs an internal valuation of the collateral based on comparable sales. Additionally, the original appraisal is discounted if the Company believes it is warranted.

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

As of December 31, 2010, our total non-accrual loans amounted to $12.2 million compared to $11.7 million at December 31, 2009. Details of the largest non-accrual relationships are included below.

Non-Performing and Impaired Loans and Non-Performing Assets. As of December 31, 2010, our total non-performing and impaired loans and non-performing assets were $23.5 million compared to $30.2 million at December 31, 2009.

At December 31, 2010, First Clover Leaf Bank had seven relationships classified as non-accrual with balances in excess of $500,000. The largest non-accrual relationship is a $3.8 million development credit to a subdivision with excess inventory that is selling slowly due to the economic slowdown. The credit is secured by the residential property and an updated appraisal was obtained in the first quarter of 2010. The note is currently being re-evaluated on a quarterly basis under a discounted cash flow analysis. We are currently working with the developer on a plan to increase lot sales. The second non-accrual relationship is a $1.5 million group of credits to a real estate investor, who is experiencing high vacancy rates and property repairs resulting in decreased cash flows due to the economic slowdown. A charge-off of $464,000 was recorded on this loan during the third quarter of 2010. We are working with a management company to continue leasing the properties. During the fourth quarter of 2010, we began foreclosure procedures on most of the properties. The third relationship is a $1.5 million credit to a residential real estate developer who is struggling with the economic downturn. The credit is currently secured by single family residences and some farm land. We are working with the developer on possible restructuring alternatives. Currently the collateral is sufficient to cover the outstanding balance. The fourth non-accrual relationship is a $1.2 million credit for a mobile home park. A $600,000 charge-off was recorded for this property in 2010. There was a pending contract on this property at September 30, 2010, which has since been rescinded. We began foreclosure proceedings late in the fourth quarter of 2010, and we acquired possession of this property in the first quarter of 2011. The fifth non-accrual relationship is a $900,000 credit to a real estate investor. The majority of this borrower’s property is residential real estate. The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs. Currently the collateral is sufficient to cover the outstanding balance. The sixth non-accrual relationship is a $704,000 credit to a real estate investor. This relationship relates to several credits which are all related by common ownership. Most of the credits are single family residential properties, but some are related to commercial property. We have recently re-assessed the values of most of these properties. We began taking possession of several of the properties, totaling $367,000 in the fourth quarter of 2010. The seventh non-accrual relationship is a $661,000 credit to a real estate developer. The primary collateral consists of 30 vacant lots. The lots are continuing to sell in a manner that is allowing the borrower to continue to make principal payments. Two of these lots were under contract at December 31, 2010, and the sales were finalized in the first quarter of 2011.

In addition to the non-accrual loans in the previous paragraph, at December 31, 2010, our total other impaired loans amounted to $7.3 million compared to $14.8 million at December 31, 2009. There are three impaired credits with balances in excess of $500,000 at December 31, 2010. The largest loan is a $3.7 million credit to a real estate investor. The majority of this borrower’s property is residential real estate. The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs. Currently the collateral is sufficient to cover the outstanding balance. The second loan is a $1.6 million credit for a hotel/condominium development in a resort area. Currently the collateral is sufficient to cover the outstanding balance. The third credit is a $1.0 million credit to an investor who holds real estate and financial institution stock. The collateral for this credit is stock in a financial institution and multi-family real estate. The investor paid this credit down by $500,000 since the third quarter of 2010. Currently, the collateral is sufficient to cover the outstanding balance.

At December 31 2010, First Clover Leaf Bank had 13 properties classified as Real Estate Owned. The collateral on these properties consisted of a commercial building, a commercial land site with an outbuilding, farmland, two residential lot developments and eight single family residences. All of these properties were transferred into Real Estate Owned at the property’s fair value, less cost of disposal, at the date of foreclosure.

The table below sets forth the amount and categories of our non-performing and impaired loans and non-performing assets at the dates indicated. At each date presented, we had an insignificant amount of troubled debt restructurings, (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) which are considered to be impaired loans. At December 31, 2010, we had loans of approximately $250,000 that were classified as troubled debt restructurings.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$1,856	$2,260	$1,598	$1,269	$579
Multi-family	2,435	2,324	556	412	395
Commercial real estate	1,290	1,346	3,463	977	396
Construction and land	6,177	5,410	―	―	―
Commercial business	109	293	―	―	―
Consumer	382	100	1	11	1
Total non-accrual loans	12,249	11,733	5,618	2,669	1,371

Accruing loans delinquent 90 days or more:
One- to four-family	81	107	764	285	16
Construction and land	―	1,600	―	―	―
Commercial business	12	873	—	—	―
Total accruing loans delinquent 90 days or more	93	2,580	764	285	16

Total non-performing loans	12,342	14,313	6,382	2,954	1,387

Other impaired loans:
One- to four-family	80	—	—	—	—
Multi-family	653	6,122	—	—	—
Commercial real estate	5,407	4,932	1,037	1,198	918
Construction and land	55	2,407	—	—	1,467
Commercial business	604	1,357	114	133	149
Consumer	480	—	—	—	—
Total other impaired loans	7,279	14,818	1,151	1,331	2,534

Total non-performing and impaired loans	19,621	29,131	7,533	4,285	3,921

Real estate owned:
One- to four-family	440	200	408	―	―
Commercial real estate	854	230	225	―	―
Construction and land	2,550	655	—	—	―
Total real estate owned	3,844	1,085	633	—	―

Total non-performing and impaired assets	$23,465	$30,216	$8,166	$4,285	$3,921
Allowance for loan losses attributable to non-performing and impaired loans	$2,186	$2,126	$553	$307	$396

Ratios:
Non-performing and impaired loans to total loans	5.06%	7.07%	1.75%	1.50%	1.60%
Non-performing and impaired assets to total assets	4.08%	5.16%	1.25%	1.04%	0.96%

For the year ended December 31, 2010, $754,361 of gross interest income would have been recorded had our non-accruing loans been current in accordance with their original terms. We recorded $562,527 of income on such loans for the year ended December 31, 2010.

At December 31, 2010, we had no loans which were not currently classified as non-accrual, 90 days past due or impaired, but where known information about possible credit problems of the borrower caused management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or impaired.

Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2010, we held 13 properties as real estate owned with a total value of $3.8 million.

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

On the basis of management’s review of our assets, at December 31, 2010, we had classified $16.0 million of our assets as substandard and $4.4 million as doubtful.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2010
One- to four-family residential	4	$296	11	$818	15	$1,114
Multi-family	―	―	8	2,435	8	2,435
Commercial real estate	3	162	3	1,240	6	1,402
Construction and land	―	―	6	4,928	6	4,928
Commercial business	―	―	2	43	2	43
Consumer	3	96	3	367	6	463
Total	10	$554	33	$9,831	43	$10,385

At December 31, 2009
One- to four-family residential	3	$178	5	$734	8	$912
Multi-family	―	―	3	585	3	585
Commercial real estate	1	56	17	1,890	18	1,946
Construction and land	―	―	3	1,462	3	1,462
Commercial business	1	43	5	1,155	6	1,198
Consumer	1	12	1	100	2	112
Total	6	$289	34	$5,926	40	$6,215

At December 31, 2008
One- to four-family residential	8	$683	12	$1,267	20	$1,950
Multi-family	―	―	3	555	3	555
Commercial real estate	4	487	29	1,528	33	2,015
Construction and land	―	―	4	2,535	4	2,535
Commercial business	3	225	1	495	4	720
Consumer	4	67	1	1	5	68
Total (1)	19	$1,462	50	$6,381	69	$7,843

At December 31, 2007
One- to four-family residential	4	$249	14	$1,554	18	$1,803
Multi-family	―	―	1	412	1	412
Commercial real estate	1	304	5	977	6	1,281
Construction and land	1	985	―	―	1	985
Commercial business	2	1,280	―	―	2	1,280
Consumer	—	—	2	11	2	11
Total (1)	8	$2,818	22	$2,954	30	$5,772

At December 31, 2006
One- to four-family residential	2	$94	4	$102	6	$196
Multi-family	―	―	1	395	1	395
Commercial business	2	147	1	18	3	165
Consumer	2	28	―	―	2	28
Total	6	269	6	515	12	784
___________________
(1)	The category of 90 Days or Over includes all non-accrual loans.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$6,317	$3,895	$1,898	$1,710	$428

Charge-offs:
One-to-four family residential	(268)	(244)	―	―	―
Commercial real estate	(1,936)	(832)	(56)	―	―
Construction and land	―	(1,644)	(124)	(142)	―
Commercial Business	(1,020)	(414)	―	(15)	―
Consumer	(86)	―	(91)	(7)	(1)
Total charge-offs	(3,310)	(3,134)	(271)	(164)	(1)

Recoveries:
Commercial real estate	148	―	―	―	―
Commercial Business	―	2	―	―	―
Consumer	―	―	16	5	5
Total recoveries	148	2	16	5	5

Net (charge-offs) recoveries	(3,162)	(3,132)	(255)	(159)	4
Allowance acquired	—	—	1,476	—	911
Provision for loan losses	2,573	5,554	776	347	367

Balance at end of year	$5,728	$6,317	$3,895	$1,898	$1,710

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.78%	0.74%	0.07%	0.06%	0.00%
Allowance for loan losses to non-performing and impaired loans	29.19%	21.68%	51.71%	44.27%	43.61%
Allowance for loan losses to total loans	1.48%	1.53%	0.90%	0.67%	0.70%

The allowance for loan losses is a valuation account that reflects our evaluation of the credit losses inherent in our loan portfolio. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: our historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the losses inherent in the loan portfolio, including management’s periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, and geographic concentrations of loans within First Clover Leaf Bank’s immediate market area.

There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. During 2010, management increased the general allocation percentages used in the calculation of our allowance for loan losses. Management evaluated several factors in determining the need to increase these percentages. The loss history was the primary reason the general allocation was increased. Management also revised the watch and criticized/non-impaired allocation percentages to more accurately reflect the risk of our current portfolio. Management also reviewed the current economic conditions and determined that no adjustment was necessary to any of the qualitative factors during 2010.

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

	At December 31,
	2010			2009			2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One- to four-family	$731	$99,186	24.6%	$1,517	$98,080	23.4%	$758	$110,925	25.3%
Multi-family	179	26,543	6.6	745	20,947	5.0	479	18,150	4.2
Commercial	1,714	160,799	39.9	2,402	179,923	42.8	1,453	168,432	38.4
Construction and land	2119	53,647	13.3	883	45,448	10.8	529	52,338	11.9
Commercial business	868	51,738	12.8	760	63,135	15.0	624	78,160	17.8
Consumer	117	10,915	2.8	10	12,477	3.0	52	10,270	2.4
Total	$5,728	$402,829	100.0%	$6,317	$420,010	100.0%	$3,895	$438,275	100.0%

	At December 31,
	2007			2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One- to four-family	$532	$112,764	39.2%	$400	$120,355	48.5%
Multi-family	84	13,931	4.8	65	8,895	3.6
Commercial	832	97,810	34.0	753	68,577	27.7
Construction and land	290	20,776	7.2	324	17,181	6.9
Commercial business	114	34,783	12.1	145	25,907	10.4
Consumer	46	7,770	2.7	23	7,125	2.9
Total	$1,898	$287,834	100.0%	$1,710	$248,040	100.0%

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

The Financial Accounting Standards Board’s guidance regarding the accounting for certain investments in debt and equity securities requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. We have classified all of our securities as available for sale at December 31, 2010.

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

First Clover Leaf Financial Corp. utilizes a third party vendor for investment portfolio accounting. The vendor provides a monthly report indicating by individual bond the gain or loss position of the security, as well as any downgrades that have occurred. When a bond is downgraded, we contact a broker to gain a better understanding of the reason for the downgrade and any known or anticipated defaults by the issuer. We consider the grade of the bond and the payment history when determining if a bond should be classified as other than temporarily impaired and if a write down of the security is necessary. The board of directors is informed monthly of any bond downgrades and the overall gain or loss position of the investment portfolio. As of December 31, 2010, we had no securities considered to be other-than-temporarily impaired.

Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated. For further information see Notes 1 and 2 of the Notes to our Consolidated Financial Statements.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment Securities:
U.S. government agency obligations	$41,857	$42,690	$47,783	$48,514	$58,414	$59,346
Corporate bonds	2,096	2,058	2,596	2,546	3,094	2,829
State and municipal securities	17,803	17,774	14,468	15,379	12,238	12,451
Other securities	4	4	4	4	75	75
Mortgage-backed securities	15,739	15,949	18,816	19,964	27,849	28,866

Total investment securities available for sale	$77,499	$78,475	$83,667	$86,407	$101,670	$103,567

At December 31, 2010, we held 33 available-for-sale securities that had been in a loss position for less than twelve months, and one available-for-sale security that had been in a loss position for twelve months or more. Included in the 33 securities in the less-than-twelve month position are (a) two U.S. government agency obligations, both of which have been in a loss position for two months (b) 10 Mortgage-backed securities, five of which have been in a loss position for one month, three have been in a loss position for two months, one has been in a loss position for three months, and one has been in a loss position for four months (c) 21 state and municipal securities, two of which have been in a loss position for one month, 17 have been in a loss position for two months, one has been in a loss position for three months, and one has been in a loss position for four months. The security in the twelve-months-or-more position is a corporate bond.

As of December 31, 2010, management believes that the estimated fair values of the securities noted above are primarily dependent on movements in market interest rates. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Management believes that these fair values will recover as the underlying portfolios mature. We do not intend to sell or expect that it is more likely than not that we will be required to sell these investment securities prior to the anticipated recovery in fair value. Accordingly, management does not believe any individual unrealized loss as of December 31, 2010, represents an other-than-temporary impairment.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years			More than Ten Years			Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Available for Sale:
Investment Securities
U.S. Government agency obligations	$16,521	2.43%	$25,336	2.80%	$	---	---%	$	---	---%	$41,857	$42,690	2.66%
Corporate bonds	146	5.39	1,250	4.71		---	---		700	5.05	2,096	2,058	4.87
State and municipal securities	1,066	5.43	4,810	5.86		3,657	5.02		8,270	5.33	17,803	17,774	5.42
Other securities	4	---	---	---		---	---		---	---	4	4	---
Mortgage-backed securities	380	3.20	15,104	3.23		255	3.78		---	---	15,739	15,949	3.24

Total debt securities available for sale	$18,117	2.65%	$46,500	3.31%		$3,912	4.94%		$8,970	5.31%	$77,499	$78,475	3.47%

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

Deposits. Residents of our primary market area are our main source of deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. From time to time, we supplement our funding with brokered deposits. At December 31, 2010 we had $70.3 million in brokered deposits, which includes $44.0 million of deposits generated from our local customer base that utilize the Certificate of Deposit Account Registry Service (CDARS) in order to obtain full FDIC insurance coverage. We have several additional sources for obtaining wholesale and brokered deposits if needed in the future. Our deposit products include demand and NOW, money market, savings, and term certificate accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Clover Leaf Bank on a periodic basis. Management determines the rates and terms based on competitive market rates, our needs for funds or liquidity, growth goals and federal and state regulations.

Noninterest-Bearing Deposits. The balances of our noninterest-bearing deposits at December 31, 2010 and 2009 were $ 34.2 million and $49.5 million, respectively.

Interest-Bearing Deposit Accounts by Type. The following table sets forth the average balances of our interest-bearing deposits in the various types of deposit programs for the years indicated.

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Interest-bearing transaction	$190,368	46.8%	1.20%	$180,606	42.8%	1.60%	$107,054	34.9%	2.53%
Savings deposits	21,475	5.3	0.71	28,267	6.7	0.77	18,203	5.9	1.65
	211,843	52.1		208,873	49.5		125,257	40.8

Certificates of deposit	194,688	47.9	2.72	212,782	50.5	3.36	181,851	59.2	4.29

Total interest-bearing deposits	$406,531	100.0%	1.90%	$421,655	100.0%	2.43%	$307,108	100.0%	3.52%

Time Deposit Balances and Maturities. The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2010.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$21,915	$20,073	$18,441	$42,242	$102,671
Certificates of deposit of $100,000 or more (1)	24,669	15,759	24,686	15,697	80,811
Total of certificates of deposit	$46,584	$35,832	$43,127	$57,939	$183,482
___________________
(1)
The weighted average interest rates for these accounts, by maturity period, were: 1.65% for 3 months or less; 1.75% for over 3 to 6 months; 1.49% for over 6 to 12 months; and 3.31% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 1.94%.

Borrowings. Our borrowings consist of Federal Home Loan Bank advances, reverse repurchase agreements and subordinated debentures. At December 31, 2010, we had $21.9 million in advances and access to additional Federal Home Loan Bank advances of up to $33.0 million, and we had $21.5 million in securities sold under agreements to repurchase. For additional information on our subordinated debentures, please see note 11 to our Consolidated Financial Statements, contained within our Annual Report to Stockholders.

The following table sets forth information concerning balances and interest rates on all of our borrowings at and for the periods shown:

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$47,355	$62,790	$108,957
Average balance during year	59,292	93,479	66,505
Maximum outstanding at any month end	88,292	97,776	152,376
Weighted average interest rate at end of year	0.86%	2.64%	1.51%
Average interest rate during year	2.03%	2.15%	2.45%

Subsidiary Activities

First Clover Leaf Financial Corp.’s only subsidiary is First Clover Leaf Bank. First Clover Leaf Bank’s only subsidiary is Clover Leaf Financial Services, an insurance agency that sells credit life and disability insurance policies.

Personnel

As of December 31, 2010, we had 71 full-time employees and 16 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

As a savings and loan holding company, First Clover Leaf Financial Corp. is required to comply with the rules and regulations of the Office of Thrift Supervision and to file certain reports with and is subject to examination by the Office of Thrift Supervision. First Clover Leaf Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) made extensive changes in the regulation of federal savings banks such First Clover Leaf Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision will be eliminated. Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as First Clover Leaf Financial Corp., will be transferred to the Federal Reserve Board, which currently supervises bank holding companies. Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as First Clover Leaf Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

New Federal Legislation

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and will require First Clover Leaf Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like First Clover Leaf Financial Corp., in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like First Clover Leaf Financial Corp., unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to First Clover Leaf Bank, as described in “—Federal Banking Regulation—Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as First Clover Leaf Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, First Clover Leaf Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. First Clover Leaf Bank also may establish subsidiaries that may engage in activities not otherwise permissible for First Clover Leaf Bank directly, including real estate investment, securities brokerage and insurance agency. The Dodd-Frank Act authorizes the payment of interest on commercial checking accounts, effective July 21, 2011.

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

At December 31, 2010, First Clover Leaf Bank’s capital exceeded all applicable requirements.

Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of risk-based capital on an unsecured basis. An additional amount may be loaned, equal to 10% of risk-based capital, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2010, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $9.6 million. At that date, the largest lending relationship with First Clover Leaf Bank totaled $21.5 million and consisted of two loans secured primarily by accounts receivable, real estate and corporate assets. First Clover Leaf Bank also has an agreement in place with another financial institution to participate in this loan and had participated $12.5 million to this financial institution at year end. First Clover Leaf Bank’s remaining outstanding balance on this loan at year end was $4.2 million.

Qualified Thrift Lender Test. As a federal savings association, First Clover Leaf Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, First Clover Leaf Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.

A savings association that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At December 31, 2010, First Clover Leaf Bank maintained portfolio assets in qualified thrift investments in excess of the percentage required to qualify it under the QTL test.

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

The Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority under the Dodd-Frank Act regulatory restructuring.

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

At December 31, 2010, First Clover Leaf Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. First Clover Leaf Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Assessment rates currently range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation recently finalized a rule that would implement that change, effective April 1, 2011. Among other things, the final rule changes the assessment range.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. First Clover Leaf Bank opted not to participate in the unlimited noninterest-bearing transaction account coverage and opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.045 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Clover Leaf Bank. We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Home Loan Bank System. First Clover Leaf Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, First Clover Leaf Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2010, First Clover Leaf Bank was in compliance with this requirement and held $4.3 million of excess stock in the Federal Home Loan Bank of Chicago.

Federal Reserve System

Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. As of December 31, 2010, First Clover Leaf Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Holding Company Regulation

General. First Clover Leaf Financial Corp. is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over First Clover Leaf Financial Corp. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to First Clover Leaf Bank. The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies. That will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six-month extension.

First Clover Leaf Financial Corp. is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

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

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), we were permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. We were required to use the specific charge off method in computing our bad debt deduction beginning with our 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2010, First Clover Leaf Bank had no reserves subject to recapture.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if First Clover Leaf Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules. At December 31, 2010, our total federal pre-1988 base year reserve was approximately $3.0 million. However, under current law, pre-1988 base year reserves remain subject to recapture if First Clover Leaf Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2010, First Clover Leaf Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

Illinois State Taxation. First Clover Leaf Financial Corp. is required to file Illinois income tax returns and pay tax at a stated tax rate of 7.30% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. Effective January 1, 2011 the stated Illinois income tax rate increased to 9.50%.

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

Congress recently enacted the Dodd-Frank Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the new law provides that the Office of Thrift Supervision, which is the current primary federal regulator for First Clover Leaf Bank, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. Moreover, the Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including First Clover Leaf Financial Corp.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

We own common stock of the Federal Home Loan Bank of Chicago. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Chicago’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Chicago common stock as of December 31, 2010 was $6.3 million based on its par value. Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank. However, the Federal Home Loan Bank of Chicago is currently not repurchasing excess stock outstanding.

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

The Federal Home Loan Bank of Chicago suspended dividend payments beginning with the fourth quarter of 2007. They did reinstate their dividend payments in the first quarter of 2011, paying a dividend of 0.10%. However, there is no guarantee that we will continue to receive dividends from the Federal Home Loan Bank of Chicago in the near future. We received $129,000 in total dividends from the Federal Home Loan Bank of Chicago during fiscal 2007, and the failure of the Federal Home Loan Bank of Chicago to pay dividends for any quarter will reduce our earnings during that quarter. In addition, the Federal Home Loan Bank of Chicago is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source.

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

Our Commercial Real Estate, Commercial Business and Construction Loans Expose Us to Increased Credit Risks.

At December 31, 2010, our portfolio of commercial real estate loans totaled $160.8 million, or 39.9% of total loans, our commercial business loan portfolio totaled $51.7 million, or 12.8% of total loans, and our portfolio of construction and land loans totaled $53.6 million, or 13.3% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate, commercial business and construction loans generally have greater credit risk than one- to four-family residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one commercial real estate, commercial business or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss, compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings and Stockholders’ Equity.

We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2010, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill and intangible assets, the pro forma reduction to our stockholders’ equity would be approximately $1.60 per share. However, we performed our annual evaluation for impairment of goodwill and intangible assets as of September 30, 2010, and it is management’s opinion that we were not impaired at that time.

Our ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market.

Over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of government-sponsored entities (“GSEs”) in the mortgage market. This involvement is a result of the recent economic crisis and has caused the interest rate for thirty year fixed-rate mortgage loans that conform to the GSEs’ loan purchase guidelines to remain exceptionally low. We originate and purchase such conforming loans and retain them for portfolio. In addition, the U.S. Congress recently extended through September 2011 the expanded GSE conforming loan limits in many of our operating markets, allowing larger balance loans to be acquired by the GSEs, and more loans in our portfolio qualified under the expanding conforming loan limits and were refinanced into fixed-rate mortgages. As a result of these factors, we expect that our one-to four-family loan repayments will remain at elevated levels, making it difficult for us to grow our mortgage loan portfolio. Accordingly, we are likely to experience a decrease in the size of our balance sheet while current economic conditions prevail.

Both Fannie Mae and Freddie Mac are under conservatorship with the Federal Housing Finance Agency, an agency of the U.S. government. On February 11, 2011, the Obama administration presented the U.S. Congress with a report of its proposals for reforming America’s housing finance market with the goal of scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and ultimately winding down Fannie Mae and Freddie Mac. Without mentioning a specific time frame, the report calls for the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees and requiring larger down payments by borrowers. The report presents three options for the long-term structure of housing finance, all of which call for the unwinding of Fannie Mae and Freddie Mac and a reduced role of the government in the mortgage market: (i) a system with U.S. government insurance limited to a narrowly targeted group of lower- and moderate-income borrowers; (ii) a system similar to (i) above except with an expanded guarantee during times of crisis; and (iii) a system where the U.S. government offers reinsurance for the securities of a broad range of mortgages behind significant private capital. We cannot be certain if or when Fannie Mae and Freddie Mac will be wound down, if or when reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None

ITEM 2.             PROPERTIES

The following table provides certain information with respect to our offices as of December 31, 2010:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
			(In thousands)
Main Office 6814 Goshen Road Edwardsville, Illinois 62025	Owned	2006	$ 2,381

2143 Route 157 Edwardsville, Illinois 62025	Owned	2006	954

300 St. Louis Street Edwardsville, Illinois 62025	Owned	1964	1,656

1046 E. Madison St Wood River, Illinois 62095	Owned	2008	1,898

The net book value of our premises, land and equipment was approximately $10.6 million at December 31, 2010. In 2008, we purchased land in Highland, Illinois for possible future branch expansion. First Clover Leaf Bank continues to pursue other expansion opportunities.

ITEM 3.             LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.             [REMOVED AND RESERVED]

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES

(a)
The information required by this item is incorporated by reference to our Annual Report to Stockholders which is attached as Exhibit 13 hereto. No equity securities were sold during the year ended December 31, 2010 that were not registered under the Securities Act.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Clover Leaf Financial Corp. of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2010 through October 31, 2010	1,637	$5.77	1,637	21,863
November 1, 2010 through November 30, 2010	20,619	$6.43	20,619	26,244
December 1, 2010 through December 31, 2010	1,244	$6.17	1,244	25,000
Total	23,500		23,500
___________________
(1)
The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, and on December 11, 2008, they increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares. Additional increases to that plan were made on April 27, 2010 and November 23, 2010 for 25,000 shares, respectively.

ITEM 6.             SELECTED FINANCIAL DATA

Incorporated by reference to our Annual Report to Stockholders included as Exhibit 13 to this Form 10-K.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information contained in the section captioned “Management’s Discussion and Analysis of First Clover Leaf Financial Corp.’s Financial Condition and Results of Operations” is incorporated herein by reference to our Annual Report to Stockholders included as Exhibit 13 to this Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report.

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

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of First Clover Leaf Financial Corp. (1)

3.2	Bylaws of First Clover Leaf Financial Corp. (1)

4.	Form of common stock certificate of First Clover Leaf Financial Corp. (1)

10.1	Employee Stock Ownership Plan (2)

10.2	Description of Bonus Plan (2)

10.3	[Reserved]

10.4	Amended and Restated Employment Agreement of Dennis M. Terry (4)

10.5	Amended and Restated Employment Agreement of Lisa M. Fowler (4)

10.6	Amended and Restated Employment Agreement of Darlene F. McDonald (4)

10.7	Employment Agreement of Brad S. Rench (5)

10.8	Amendment to Amended and Restated Employment Agreement of Dennis M. Terry

13	Portions of Annual Report to Stockholders

14	Code of Conduct (3)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(3)	Incorporated by reference to the Annual Report on Form 10-KSB of First Federal Financial Services, Inc for the year ended December 31, 2004, filed with the Commission on March 31, 2005.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB of First Clover Leaf Financial Corp. for the year ended December 31, 2006, filed with the Commission on April 2, 2007.
(5)	Incorporated by reference to the Annual Report on Form 10-K of First Clover Leaf Financial Corp. for the year ended December 31, 2009, filed with the Commission on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Clover Leaf Financial Corp.

Date: March 31, 2011	By:	/s/ Dennis M. Terry
Dennis M. Terry, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dennis M. Terry	By:	/s/ Joseph Helms
	Dennis M. Terry, President, and Chief		Joseph Helms
	Executive Officer and Director		Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2011		Date: March 31, 2011

By:	/s/ Darlene F. McDonald	By:	/s/ Nina Baird
	Darlene F. McDonald, Senior Vice President		Nina Baird
	and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 31, 2011		Date: March 31, 2011

By:	/s/ Joseph J. Gugger	By:	/s/ Kenneth Highlander
	Joseph J. Gugger		Kenneth Highlander
	Director		Director

Date: March 31, 2011		Date: March 31, 2011

By:	/s/ Gary Niebur	By:	/s/ Gerard Schuetzenhofer
	Gary Niebur		Gerard Schuetzenhofer
	Director		Director

Date: March 31, 2011		Date: March 31, 2011

By:	/s/ Robert W. Schwartz	By:	/s/ Joseph Stevens
	Robert W. Schwartz		Joseph Stevens
	Director		Director

Date: March 31, 2011		Date: March 31, 2011

By:	/s/ Dennis Ulrich
Dennis Ulrich
Director

Date: March 31, 2011