Form 10-Q
period 2011-03-31
First Clover Leaf Financial Corp.
filed 2011-05-16
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding May 12, 2011
Common Stock, par value $.10 per share	7,870,921

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets

Cash and due from banks	$10,902,121	$11,294,266
Interest-earning deposits	10,880,843	12,773,854
Federal funds sold	31,640,351	42,184,927
Total cash and cash equivalents	53,423,315	66,253,047

Interest-earning time deposits	1,723,388	1,718,651
Securities available for sale	87,025,472	78,474,908
Federal Home Loan Bank stock	6,306,273	6,306,273
Loans, net of allowance for loan losses of $4,341,903 and $5,728,395
at March 31, 2011 and December 31, 2010, respectively	390,176,486	387,567,638
Loans held for sale	1,111,650	-
Property and equipment, net	10,436,594	10,562,321
Goodwill	11,385,323	11,385,323
Core deposit intangible	1,042,650	1,120,000
Foreclosed assets	5,152,389	3,844,347
Mortgage servicing rights	576,654	601,325
Accrued interest receivable	2,051,184	1,866,511
Prepaid Federal Deposit Insurance Corporation insurance premiums	2,133,094	2,301,408
Other assets	3,286,205	2,968,232
Total assets	$575,830,677	$574,969,984

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest-bearing	$32,783,874	$34,172,434
Interest-bearing	420,319,961	413,310,775
Total deposits	453,103,835	447,483,209

Federal Home Loan Bank advances	21,928,000	21,924,000
Securities sold under agreements to repurchase	16,377,112	21,457,075
Subordinated debentures	4,000,000	3,974,272
Accrued interest payable	496,909	561,687
Other liabilities	1,963,587	2,236,302
Total liabilities	497,869,443	497,636,545

Stockholders' Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized,
no shares issued	-	-
Common stock, $.10 par value, 20,000,000 shares authorized,
7,881,521 and 7,887,702 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	788,152	788,770
Additional paid-in capital	62,077,543	62,116,845
Retained earnings	14,823,361	14,384,059
Accumulated other comprehensive income	832,206	614,774
Unearned Employee Stock Ownership Plan shares	(560,028)	(571,009)
Total stockholders' equity	77,961,234	77,333,439

Total liabilities and stockholders' equity	$575,830,677	$574,969,984

See Notes to Consolidated Financial Statements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest and dividend income:
Interest and fees on loans	$5,400,031	$5,739,713
Securities:
Taxable interest income	434,431	647,413
Non-taxable interest income	163,612	154,275
Federal Home Loan Bank dividends	1,590	-
Interest-earning deposits, federal funds sold, and other	24,808	19,038
Total interest and dividend income	6,024,472	6,560,439

Interest expense:
Deposits	1,614,632	2,040,167
Federal Home Loan Bank advances	125,730	342,429
Securities sold under agreements to repurchase	5,615	6,452
Subordinated debentures	48,189	73,701
Total interest expense	1,794,166	2,462,749

Net interest income	4,230,306	4,097,690

Provision for loan losses	300,000	423,000

Net interest income after provision for loan losses	3,930,306	3,674,690

Other income:
Service fees on deposit accounts	93,750	83,621
Other service charges and fees	82,591	84,540
Loan servicing fees	47,007	49,063
Gain on sale or call of securities	796	-
Gain on sale of loans	30,764	66,761
Other	(4,770)	14,874
	250,138	298,859

Other expenses:
Compensation and employee benefits	1,208,747	1,164,885
Occupancy expense	322,817	354,762
Data processing services	161,359	165,125
Director fees	35,100	50,650
Professional fees	129,463	36,998
Federal Deposit Insurance Corporation insurance premiums	179,705	195,083
Amortization of core deposit intangible	77,350	99,000
Amortization of mortgage servicing rights	38,260	26,133
Other	619,031	409,372
	2,771,832	2,502,008

Income before income taxes	1,408,612	1,471,541

Income tax expense	502,731	511,029

Net income	$905,881	$960,512

Basic and diluted earnings per share (see Note 6)	$0.12	$0.12
Dividends per share	$0.06	$0.06

See Notes to Consolidated Financial Statements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net income	$905,881	$960,512
Other comprehensive income:
Unrealized gains (losses) on securities
arising during the period, net of tax	217,945	(77,488)
Reclassification adjustment for realized
gains included in income, net of tax	(513)	-
Comprehensive income	$1,123,313	$883,024

See Notes to Consolidated Financial Statements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$905,881	$960,512
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	3,275	7,616
Premiums and discounts on securities	(119,355)	(186,262)
Core deposit intangible	77,350	99,000
Mortgage servicing rights	38,260	26,133
Amortization of fair value adjustments on:
Loans	(13,600)	(14,200)
Time deposits	(8,000)	(15,000)
Federal Home Loan Bank advances	4,000	(5,000)
Subordinated debt	25,728	11,016
Investment securities	(17,133)	(12,750)
Property and equipment	4,018	4,018
Provision for loan losses	300,000	423,000
Depreciation	140,871	157,322
ESOP expense	15,218	14,506
Gain on sale or call of securities available for sale	(796)	-
Gain on sale of loans	(30,764)	(66,761)
Loss on sale of property and equipment	-	2,196
Loss (gain) on sale of foreclosed assets	20,778	(14,400)
Proceeds from sales of loans held for sale	1,665,012	3,103,317
Originations of loans held for sale	(2,745,898)	(2,281,656)
Change in assets and liabilities:
Decrease in prepaid Federal Deposit Insurance Corporation
insurance premiums	168,314	170,443
Decrease (increase) in accrued interest receivable	(184,673)	126,370
Increase in mortgage servicing rights	(13,589)	(29,151)
Increase in other assets	(317,973)	(82,148)
Decrease in accrued interest payable	(64,778)	(307,060)
Increase (decrease) in other liabilities	(400,412)	577,950
Net cash flows provided by (used in) operating activities	(548,266)	2,669,011

Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(4,737)	-
Available for sale securities:
Purchases	(41,578,680)	(109,605,000)
Proceeds from calls, maturities, and paydowns	33,510,529	99,883,743
Decrease (increase) in loans	(5,123,843)	2,787,089
Purchase of property and equipment	(19,162)	(16,697)
Proceeds from the sale of foreclosed assets	896,500	275,798
Net cash flows used in investing activities	(12,319,393)	(6,675,067)

(Continued)

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Financing Activities
Net increase in deposit accounts	$5,628,626	$723,620
Net increase (decrease) in securities sold under agreements to
repurchase	(5,079,963)	5,854,131
Repayments of Federal Home Loan Bank advances	-	(1,500,000)
Repurchase of common stock	(44,157)	(60,567)
Cash dividends paid	(466,579)	(469,962)
Net cash flows provided by financing activities	37,927	4,547,222

Net increase (decrease) in cash and cash equivalents	(12,829,732)	541,166

Cash and cash equivalents:
Beginning	66,253,047	47,996,754

Ending	$53,423,315	$48,537,920

Supplemental Schedule of Noncash Investing Activities
Assets acquired in settlement of loans	$2,225,320	$1,221,677

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,837,216	$2,778,793
Income taxes, net of refunds	880,000	-

See Notes to Consolidated Financial Statements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 1.               Summary of Significant Accounting Policies

The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature.  Any differences appearing between the numbers presented in the financial statements and management’s discussion and analysis are due to rounding.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company” or “First Clover Leaf”) for the year ended December 31, 2010 contained in the 2010 Annual Report to Stockholders that is filed as Exhibit 13 to the Company’s Annual Report on Form 10-K.  Accordingly, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ from those estimates.

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

Recent accounting pronouncements:  The following accounting standards were recently issued relating to the financial services industry:

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the Allowance.  The Company adopted the period end disclosure provisions of this new authoritative guidance in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition.  The Company adopted the disclosure provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition.  The disclosures related to loans modified in a troubled debt restructuring will be effective for the reporting periods after June 15, 2011 and will have no impact on the Company’s statements of income and financial condition.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 1.                Summary of Significant Accounting Policies (Continued)

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  The provisions of ASU 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  The provisions of ASU 2011-02 are effective for the interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company is currently evaluating the provisions of ASU 2011-02 for their effect on the Company’s financial statements.

Reclassifications:  Certain reclassifications have been made to the balances, with no effect on net income or total stockholders’ equity, for the three months ended March 31, 2010, to be consistent with the classifications adopted for the three months ended March 31, 2011.

Note 2.                 Securities

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, are summarized as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Investment Securities:
U.S. government agency obligations	$44,269,927	$752,536	$(38,883)	$44,983,580
Corporate bonds	2,096,600	38,017	(22,820)	2,111,797
State and municipal securities	19,255,161	488,415	(149,755)	19,593,821
Other securities	3,501	-	-	3,501
Mortgage-backed securities	20,079,210	367,476	(113,913)	20,332,773

Total Investment Securities available for sale	$85,704,399	$1,646,444	$(325,371)	$87,025,472

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Investment Securities:
U.S. government agency obligations	$41,856,949	$846,029	$(12,585)	$42,690,393
Corporate bonds	2,096,569	43,509	(82,439)	2,057,639
State and municipal securities	17,803,252	358,089	(387,070)	17,774,271
Other securities	3,501	-	-	3,501
Mortgage-backed securities	15,738,693	362,007	(151,596)	15,949,104

Total Investment Securities available for sale	$77,498,964	$1,609,634	$(633,690)	$78,474,908

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 2.              Securities (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010, are summarized as follows:

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government agency
obligations	$5,010,990	$38,883	$-	$-	$5,010,990	$38,883
Corporate bonds	-	-	677,180	22,820	$677,180	$22,820
State and municipal securities	5,059,019	149,755	-	-	$5,059,019	$149,755
Mortgage-backed securities	8,130,901	113,913	-	-	$8,130,901	$113,913

	$18,200,910	$302,551	$677,180	$22,820	$18,878,090	$325,371

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government agency
obligations	$2,486,130	$12,585	$-	$-	$2,486,130	$12,585
Corporate bonds	-	-	617,561	82,439	617,561	82,439
State and municipal securities	8,028,070	387,070	-	-	8,028,070	387,070
Mortgage-backed securities	8,437,418	151,596	-	-	8,437,418	151,596

	$18,951,618	$551,251	$617,561	$82,439	$19,569,179	$633,690

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At March 31, 2011, the Company had 27 securities in an unrealized loss position which included: four U.S. government agency obligations, one corporate bond, 12 state and municipal securities, and ten mortgage-backed securities.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 2.              Securities (Continued)

The amortized cost and fair value at March 31, 2011, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Other securities have no stated maturity.  Therefore, stated maturities are not disclosed for these categories.

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$19,276,406	$19,419,257
Due after one year through five years	29,590,353	30,472,842
Due after five years through ten years	7,575,410	7,656,742
Due after ten years	9,179,519	9,140,357
Mortgage-backed securities	20,079,210	20,332,773
Other securities	3,501	3,501

	$85,704,399	$87,025,472

Securities with a carrying amount of approximately $62,802,000 and $74,023,000 were pledged to secure deposits as required or permitted by law at March 31, 2011 and December 31, 2010, respectively.

Note 3.                 Loans

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At March 31,		At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four-family	$100,157,148	24.9%	$99,186,894	24.6%
Multi-family	31,030,082	7.7	26,543,285	6.6
Commercial	156,692,867	39.0	160,798,616	39.9
Construction and land	54,808,389	13.6	53,646,900	13.3
	342,688,486	85.2	340,175,695	84.4

Commercial business	49,404,946	12.3	51,737,884	12.8

Consumer:
Home equity	8,424,604	2.1	9,170,067	2.3
Other	1,546,514	0.4	1,745,125	0.5
	9,971,118	2.5	10,915,192	2.8

Total gross loans	402,064,550	100.0%	402,828,771	100.0%
Less undisbursed portion of construction loans	(7,606,143)		(9,589,505)
Less deferred loan origination costs (fees), net	59,982		56,767
Less allowance for loan losses	(4,341,903)		(5,728,395)

Loans, net	$390,176,486		$387,567,638

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.              Loans (Continued)

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk.  Management reviews and presents these policies to the Board at least annually.  A reporting system supplements the review process by providing management with reports related to loan production, loan quality, loan delinquencies and non-performing and potential problem loans.

Additional information regarding our accounting policies for the individual loan categories is contained in our 2010 Annual Report to Stockholders that is filed as an exhibit to the Company’s Annual Report on Form 10-K.

The loan portfolio includes a concentration of loans in commercial real estate amounting to approximately $156,693,000 and $160,799,000 as of March 31, 2011 and December 31, 2010, respectively.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.  The concentration of credit within commercial real estate is taken into consideration by management in determining the allowance for loan losses.  The Company’s opinion as to the ultimate collectibility of these loans is subject to estimates regarding future cash flows from operations and the value of the property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

On rare occasions, the Company originates loans secured by single-family dwellings with high loan to value ratios exceeding 90%.  The Company does not consider the level of such loans to be a significant concentration of credit as of March 31, 2011 or December 31, 2010.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The following tables present our past-due loans, segregated by class, as of March 31, 2011 and December 31, 2010.

March 31, 2011

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$1,321,235	$34,281	$606,949	$1,962,465	$98,194,683	$100,157,148	$8,716
Multi-family	224,116	-	316,085	540,201	30,489,881	31,030,082	-
Commercial	721,911	71,944	391,497	1,185,352	155,507,515	156,692,867	243,737
Construction and land	4,270,385	55,121	3,535,775	7,861,281	46,947,108	54,808,389	-
	6,537,647	161,346	4,850,306	11,549,299	331,139,187	342,688,486	252,453

Commercial business	273,806	36,110	514,021	823,937	48,581,009	49,404,946	482,745

Consumer
Home equity	-	-	54,915	54,915	8,369,689	8,424,604	54,915
Other	-	-	12,127	12,127	1,534,387	1,546,514	286
	-	-	67,042	67,042	9,904,076	9,971,118	55,201

Total	$6,811,453	$197,456	$5,431,369	$12,440,278	$389,624,272	$402,064,550	$790,399

December 31, 2010

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$2,090,585	$295,620	$818,215	$3,204,420	$95,982,474	$99,186,894	$80,886
Multi-family	1,010,870	-	2,434,837	3,445,707	23,097,578	26,543,285	-
Commercial	-	162,159	1,240,250	1,402,409	159,396,207	160,798,616	-
Construction and land	-	-	4,927,268	4,927,268	48,719,632	53,646,900	-
	3,101,455	457,779	9,420,570	12,979,804	327,195,891	340,175,695	80,886

Commercial business	30,639	-	43,118	73,757	51,664,127	51,737,884	11,842

Consumer:
Home equity	119,671	96,029	367,304	583,004	8,587,063	9,170,067	-
Other	-	297	-	297	1,744,828	1,745,125	-
	119,671	96,326	367,304	583,301	10,331,891	10,915,192	-
	$3,251,765	$554,105	$9,830,992	$13,636,862	$389,191,909	$402,828,771	$92,728

All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or collection of additional interest is deemed insufficient to warrant further accrual.  Generally, we place all loans 90 days or more past due on non-accrual status.  However, exceptions may occur when a loan is in process of renewal, but it has not yet been completed.  In addition, we may place any loan on non-accrual status if any part of it is classified as loss or if any part has been charged-off.  When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.              Loans (Continued)

Non-accrual loans, segregated by class, are as follows:

	March 31,	December 31,
	2011	2010
Real estate loans:
One-to-four family	$1,750,110	$1,855,789
Multi-family	1,226,772	2,434,837
Commercial	266,781	1,289,711
Construction and land	4,776,407	6,177,386
	8,020,070	11,757,723

Commercial business	106,551	109,114

Consumer
Home equity	48,818	382,343
Other	11,841	-
	60,659	382,343

Total non-accrual loans	$8,187,280	$12,249,180

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense.  The allowance for loan losses is evaluated on at least a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The allowance is prepared in accordance with ASC Topic 310 and ASC Topic 450.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The amount of the provision reflects not only the necessary increases in the allowance for loan losses related to loans newly categorized as special mention, substandard, or doubtful, but it also reflects actions taken related to other loans including, but not limited to, any necessary increases or decreases in required allowances for specific loans or loan pools.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard or special mention and also considered to be impaired.  For such loans, an allowance is established when the fair value of the collateral, less estimated costs to sell, is lower than the carrying value of that loan for collateral dependent loans.  Impaired loans may also be valued based on a discounted cash flow analysis.  The general component covers non-impaired loans and is based on historical loss experience, and adjustments for general economic conditions and other qualitative risk factors that impact the Company, when such adjustments are deemed necessary.

The Bank separates its various credits into risk categories for the purposes of estimating credit losses.  Risk categories are determined using a variety of financial indicators applied consistently to all credits within our portfolio.  The potential loss factor that is applied to each of the risk categories is based on historical losses sustained within these categories, weighted with generally accepted regulatory and industry averages giving consideration to current economic conditions.  For all loans that are classified in the Pass category, which is the majority of the Company’s loans, the Bank assigns a potential loss factor based on the most recent 3 years of loss history.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off.  Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

A summary analysis of the allowance for loan losses follows:

	Three Months Ended
	March 31,
	2011	2010
Balance, beginning	$5,728,395	$6,316,829
Charge-offs	(1,773,681)	(435,894)
Recoveries	87,189	69,388
Provisions	300,000	423,000

Balance, ending	$4,341,903	$6,373,323

The following table provides additional detail of the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Real Estate Loans	Commercial Business	Consumer	Total
Allowance for Loan Losses:
Beginning balance	$4,743,259	$867,685	$117,451	$5,728,395
Charge-offs	(1,773,681)	-	-	(1,773,681)
Recoveries	76,642	10,547	-	87,189
Provisions	570,157	(236,455)	(33,702)	300,000
Ending balance	$3,616,377	$641,777	$83,749	$4,341,903

Period-end amount allocated to:
Loans individually evaluated for impairment	$546,195	$66,756	$11,841	$624,792
Loans collectively evaluated for impairment	3,070,182	575,021	71,908	3,717,111
Ending balance	$3,616,377	$641,777	$83,749	$4,341,903

Loans:
Loans individually evaluated for impairment	$15,069,477	$709,851	$530,063	$16,309,391
Loans collectively evaluated for impairment	327,619,009	48,695,095	9,441,055	385,755,159
Ending balance	$342,688,486	$49,404,946	$9,971,118	$402,064,550

Credit Quality Indicators.  As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt and comply with various terms of their loan agreements.  The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends.  Generally, all sizeable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit’s risk profile.  Credits classified as watch generally receive a review more frequently than annually.  For special mention, substandard, and doubtful credit classifications, the frequency of review is increased to no less than quarterly in order to determine potential impact on credit loss estimates.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The Company categorizes loans into the following risk categories based on relevant information about the ability of borrowers to service their debt:

Pass – A pass asset is well protected by the current worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.  Pass assets also include certain assets considered watch, which are still protected by the worth and paying capacity of the borrower but deserve closer attention and a higher level of credit monitoring.

Special Mention – A special mention asset has potential weaknesses that deserve management’s close attention.  The asset may also be subject to a weak or speculative market or to economic conditions, which may, in the future adversely affect the obligor.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

Substandard – A substandard asset is an asset with a well-defined weakness that jeopardizes repayment, in whole or in part, of the debt.  These credits are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged.  These assets are characterized by the distinct possibility that the institution will sustain some loss of principal and/or interest if the deficiencies are not corrected.  It is not necessary for a loan to have an identifiable loss potential in order to receive this rating.

Doubtful – An asset that has all the weaknesses inherent in the substandard classification, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.  The possibility of loss is extremely likely, but it is not identified at this point due to pending factors.

Loss – An asset, or portion thereof, classified as loss is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted.  This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur.  As such, it is not practical or desirable to defer the write-off.  Therefore, there is no balance to report at March 31, 2011 or December 31, 2010.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The following tables present our credit quality indicators, segregated by class, as of March 31, 2011 and December 31, 2010.

March 31, 2011

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$96,535,905	$664,037	$2,404,619	$552,587	$100,157,148
Multi-family	25,573,955	-	5,392,906	63,221	31,030,082
Commercial	143,357,198	10,246,619	3,040,567	48,483	156,692,867
Construction and land	48,045,521	1,931,340	4,831,528	-	54,808,389
	313,512,579	12,841,996	15,669,620	664,291	342,688,486

Commercial business	45,916,327	2,778,768	709,851	-	49,404,946

Consumer
Home equity	7,817,738	39,826	567,040	-	8,424,604
Other	1,534,673	-	11,841	-	1,546,514
	9,352,411	39,826	578,881	-	9,971,118

Total	$368,781,317	$15,660,590	$16,958,352	$664,291	$402,064,550

December 31, 2010

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$95,736,843	$771,951	$1,706,072	$972,028	$99,186,894
Multi-family	23,455,816	-	1,589,248	1,498,221	26,543,285
Commercial	142,382,980	11,718,507	5,407,417	1,289,712	160,798,616
Construction and land	46,809,444	605,162	5,830,405	401,889	53,646,900
	308,385,083	13,095,620	14,533,142	4,161,850	340,175,695

Commercial business	45,743,054	5,281,761	713,069	-	51,737,884

Consumer:
Home equity	8,212,078	40,563	707,283	210,143	9,170,067
Other	1,745,125	-	-	-	1,745,125
	9,957,203	40,563	707,283	210,143	10,915,192
Total	$364,085,340	$18,417,944	$15,953,494	$4,371,993	$402,828,771

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

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The following tables provide details of impaired loans, segregated by class, as of March 31, 2011 and December 31, 2010.  At March 31, 2011 and December 31, 2010, we had loans of approximately $4,916,000 and $250,000, respectively that were classified as troubled debt restructurings which are included in our impaired loans.  At March 31, 2011, all of these loans were accruing and were in compliance with their modified terms.  The unpaid contractual balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

March 31, 2011

	Unpaid Contractual Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance

Real Estate Loans:
One-to-four family	$1,692,768	$1,201,172	$491,596	$1,692,768	$88,225
Multi-family	5,794,944	540,201	4,915,926	5,456,127	101,485
Commercial	3,089,054	2,892,808	196,246	3,089,054	112,073
Construction and land	6,140,633	4,229,942	601,586	4,831,528	244,412
	16,717,399	8,864,123	6,205,354	15,069,477	546,195

Commercial business	806,222	112,967	596,884	709,851	66,756

Consumer
Home equity	518,222	518,222	-	518,222	-
Other	11,841	-	11,841	11,841	11,841
	530,063	518,222	11,841	530,063	11,841

Total	$18,053,684	$9,495,312	$6,814,079	$16,309,391	$624,792

December 31, 2010

	Unpaid Contractual Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance

Real Estate Loans:
One-to-four family	$2,134,451	$1,828,061	$34,420	$1,862,481	$10,000
Multi-family	3,331,813	1,589,249	1,498,221	3,087,470	371,940
Commercial	7,114,333	5,526,878	1,170,250	6,697,128	290,250
Construction and land	6,961,294	1,059,996	5,172,298	6,232,294	1,442,769
	19,541,891	10,004,184	7,875,189	17,879,373	2,114,959

Commercial business	809,440	598,715	114,354	713,069	12,766

Consumer:
Home equity	479,954	479,954	-	479,954	-
Other	-	-	-	-	-
	479,954	479,954	-	479,954	-
Total	$20,831,285	$11,082,853	$7,989,543	$19,072,396	$2,127,725

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The following table provides the average recorded investment of impaired loans, segregated by class, for the three months ended March 31, 2011.  The interest income recognized column represents all interest income reported either on a cash or accrued basis after the loan became impaired.  The cash basis income column represents only the interest income recognized on a cash basis after the loan was classified as impaired.

Three Months Ended March 31, 2011

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized from Impaired Loans

Real Estate Loans:
One-to-four family	$1,777,625	$3,260	$-
Multi-family	4,271,798	3,458	-
Commercial	4,893,091	42,040	6,839
Construction and land	5,531,911	3,876	-
	16,474,425	52,634	6,839

Commercial business	711,460	8,861	-

Consumer
Home equity	499,088	-	-
Other	5,921	-	-
	505,009	-	-

Total	$17,690,894	$61,495	$6,839

Note 4.              Core Deposit Intangible

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	March 31,	December 31,
	2011	2010
Core deposit intangible	$3,258,000	$3,258,000
Less accumulated amortization	(2,215,350)	(2,138,000)

	$1,042,650	$1,120,000

Amortization expense on core deposit intangible for the three months ended March 31, 2011 and 2010 was $77,350 and $99,000, respectively.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 4.              Core Deposit Intangible (Continued)

Estimated future amortization expense on core deposit intangible for the remaining nine months of 2011 and each of the five succeeding fiscal years is as follows:

Period	Amount
Nine months ending December 31, 2011	$226,650
Year ending December 31, 2012	281,000
Year ending December 31, 2013	264,000
Year ending December 31, 2014	75,000
Year ending December 31, 2015	58,000
Year ending December 31, 2016	58,000

Note 5.                 Goodwill

The Company reported goodwill from its acquisition of Clover Leaf Financial Corp. in 2006 in the amount of $9,402,608 and its acquisition of Partners Financial Holdings, Inc. in 2008 in the amount of $11,282,715, for a total of $20,685,323 in goodwill.  In June 2009, we recorded an impairment charge of $9,300,000, reducing the amount of goodwill to $11,385,323.  In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill and intangible assets with indefinite useful lives are no longer amortized; rather they are assessed, at least annually, for impairment.  The Company tests goodwill for impairment on an annual basis as of September 30, or more often if events or circumstances indicate there may be impairment.  Management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.

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

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future, and we may be required to record additional goodwill impairment losses in future periods.  It is not possible at this time to determine if any such future impairment loss would result or, it if does, whether such charge would be material.  However, any such future impairment loss would be limited to the remaining goodwill balance of $11,385,323 at March 31, 2011.  Subsequent reversal of goodwill impairment losses is not permitted.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 6.                 Earnings per Share

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2011	2010

Net earnings available to common stockholders	$905,881	$960,512
Basic potential common shares:
Weighted average shares outstanding	7,886,123	7,953,937
Weighted average unallocated Employee Stock Ownership
Plan shares	(110,523)	(119,027)
Basic weighted average shares outstanding	7,775,600	7,834,910

Dilutive potential common shares	-	-

Diluted weighted average shares outstanding	7,775,600	7,834,910

Basic and diluted earnings per share	$0.12	$0.12

Note 7.                 Employee Stock Ownership Plan

The Company has an employee stock ownership plan (ESOP) which covers substantially all employees who have attained the age of 21 and completed one year of service.  In connection with its initial stock offering in 2004, the Company loaned funds to the ESOP for the purchase of its common stock at the initial public offering price.  The loan is being repaid based on a variable interest rate over 20 years beginning December 31, 2004.  All shares are held in a suspense account for allocation among the participants as the loan is repaid.  Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the remaining life of the note.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account.  As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $15,218 and $14,506 was recorded for the three months ended March 31, 2011, and 2010, respectively.

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note.

The following table reflects the shares held by the plan at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Unallocated shares (fair value at March 31, 2011 and
December 31, 2010 of $765,452 and $749,509, respectively)	108,421	110,547
Allocated shares	62,338	60,212

	170,759	170,759

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 8.                 Fair Value of Financial Instruments

FASB ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  Fair value is determined under the framework established by ASC Topic 820, Fair Value Measurement and Disclosures.  ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  The following information presents estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 and the methods and assumptions used to estimate those fair values.

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

Loans:  Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segmented by type such as real estate, commercial business, and consumer loans.  Each loan segment is further segregated into fixed and adjustable rate interest terms and by performing and non-performing classifications.  The fair value of fixed rate loans is estimated by discounting future cash flows using discount rates that reflect the Company’s current pricing for loans with similar characteristics, such as loan type, pricing and remaining maturity.  Additional factors are applied to the loan portfolio by loan quality categories.

Accrued interest receivable:  The carrying amount of accrued interest receivable approximates its fair value.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 8.                 Fair Value of Financial Instruments (Continued)

Deposit liabilities:  The fair values disclosed for demand deposits (savings) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances:  The fair value of Federal Home Loan Bank advances, which are at a fixed rate, are estimated using discounted cash flow analyses based on current rates for similar advances.

Securities sold under agreements to repurchase:  The carrying amounts of securities sold under agreements to repurchase approximate fair value.

Subordinated debentures:  The carrying amount of variable rate trust preferred debentures approximates its fair value.

Accrued interest payable:  The carrying amount of accrued interest payable approximates its fair value.

The estimated fair values and related carrying or notional amounts of the Company's financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$53,423,315	$53,423,315	$66,253,047	$66,253,047
Interest-earning time deposits	1,723,388	1,723,388	1,718,651	1,718,651
Securities	87,025,472	87,025,472	78,474,908	78,474,908
Federal Home Loan Bank stock	6,306,273	6,306,273	6,306,273	6,306,273
Loans, net	391,288,136	388,869,775	387,567,638	384,965,267
Accrued interest receivable	2,051,184	2,051,184	1,866,511	1,866,511

Financial liabilities:
Non-interest bearing deposits	32,783,874	32,783,874	34,172,434	34,172,434
Interest bearing deposits	420,319,961	421,801,868	413,310,775	415,075,294
Federal Home Loan Bank advances	21,928,000	21,975,587	21,924,000	22,021,145
Securities sold under agreement
to repurchase	16,377,112	16,377,112	21,457,075	21,457,075
Subordinated debentures	4,000,000	4,000,000	3,974,272	3,974,272
Accrued interest payable	496,909	496,909	561,687	561,687

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

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 9.                 Fair Value Measurements

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures, which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The guidance also describes three levels of inputs that may be used to measure fair value.

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included with Level 1 that are observable for the asset or liability either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived from or corroborated by market data by correlation or other means.  Level 3 inputs are unobservable inputs for determining the fair value of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.  During the three months ended March 31, 2011, there were no transfers between Level 1 and Level 2.

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level as of March 31, 2011 and December 31, 2010 are summarized below:

	March 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities:
U.S. government agency obligations	$-	$44,983,580	$-	$44,983,580
Corporate bonds	-	2,111,797	-	2,111,797
State and municipal securities	-	19,593,821	-	19,593,821
Other securities	-	3,501	-	3,501
Mortgage-backed securities	-	20,332,773	-	20,332,773
Total investment securities available
for sale	$-	$87,025,472	$-	$87,025,472

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities:
U.S. government agency obligations	$-	$42,690,393	$-	$42,690,393
Corporate bonds	-	2,057,639	-	2,057,639
State and municipal securities	-	17,774,271	-	17,774,271
Other securities	-	3,501	-	3,501
Mortgage-backed securities	-	15,949,104	-	15,949,104
Total investment securities available
for sale	$-	$78,474,908	$-	$78,474,908

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 9.                 Fair Value Measurements (Continued)

Assets and liabilities measured at fair value on a nonrecurring basis by fair value hierarchy level as of March 31, 2011 and December 31, 2010 are summarized below:

	March 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$-	$6,189,287	$6,189,287

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$-	$-	$5,861,818	$5,861,818

Impaired loans that are collateral dependent have been written down to the fair value of the collateral, less estimated costs to sell, through the establishment of a specific allowance or by recording charge-offs when the carrying value exceeds the fair value of the collateral.  Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The calculated valuation amount does not necessarily represent the value of the loans if sold to a willing buyer.  Management believes it is more likely than not that a workout solution or liquidation of the collateral is the best use of the asset and therefore has measured fair value based on the underlying collateral of the loans.  If management were to sell the impaired loan portfolio to a third party instead of liquidating the collateral, the measurement of fair value could be significantly different.

Foreclosed assets are collateral dependent and are recorded at the lessor of the recorded investment in the receivable or the appraised value less costs to sell.  For the periods ended March 31, 2011 and December 31, 2010, no foreclosed assets were written down to fair value after acquisition.

As noted in Note 5, an implied fair value of goodwill was measured for the reporting unit, in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  For the periods ended March 31, 2011 and December 31, 2010, there were no adjustments to the valuation of goodwill.

Note 10.                 Subsequent Events

Events occurring subsequent to March 31, 2011, have been evaluated as to their potential impact to the financial statements through the date of issuance of this report.

On April 26, 2011, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended March 31, 2011.  The dividend was payable to stockholders of record as of May 13, 2011 and will be paid on May 20, 2011.

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

Goodwill and Other Intangible Assets.  Historically, First Clover Leaf has grown through acquisitions accounted for under the purchase method of accounting in effect at the time of the acquisitions.  Under the purchase method, First Clover Leaf was required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to periodic amortization.

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

First Clover Leaf utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our single reporting unit as of the measurement date utilizing two valuation methodologies including the comparable transactions approach, and the control premium approach which utilizes the Company’s stock price.  We then compare the estimated fair value to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  At our annual impairment assessment date of September 30, 2010, our analysis indicated that no impairment existed.  At March 31, 2011, no indications of impairment existed for which an interim assessment was considered necessary.  Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations.  In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.  See Item 1, Note 5 for additional information on goodwill impairment.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Clover Leaf had net income of $906,000 for the three months ended March 31, 2011 compared to net income of $961,000 for the same period in 2010.  The decrease was due to a decrease in non-interest income and an increase in other expenses partially offset by an increase in net interest income after provision for loan losses.  Basic and diluted income per share was $0.12 for each of the three-month periods ended March 31, 2011 and 2010.

Financial Condition

Total Assets.  Total assets increased to $575.8 million at March 31, 2011 from $575.0 million at December 31, 2010.  Total cash and cash equivalents decreased to $53.4 million at March 31, 2011 from $66.3 million at December 31, 2010.  The decrease in cash and cash equivalents was due primarily to a decrease in federal funds sold.

Securities available for sale increased to $87.0 million at March 31, 2011 from $78.5 million at December 31, 2010.  The increase was due primarily to purchases of $41.6 million partially offset by calls, maturities and pay-downs of $33.5 million.

Net loans including loans held for sale amounted to $391.3 million at March 31, 2011, compared to $387.6 million at December 31, 2010.  This increase was a result of new loan origination exceeding loan paydowns and maturities.

Foreclosed assets increased to $5.2 million at March 31, 2011 from $3.8 million at December 31, 2010.  We transferred 13 loans into foreclosed assets during the three months ended March 31, 2011.  During the same time period we received proceeds of $897,000 from the sale of six properties that had been classified as foreclosed assets.

Total Liabilities.  Total liabilities increased slightly to $497.9 million at March 31, 2011 from $497.6 million at December 31, 2010.  Deposits increased to $453.1 million at March 31, 2011 from $447.5 million at December 31, 2010.  Non-interest bearing deposits decreased $1.4 million to $32.8 million at March 31, 2011 from $34.2 million at December 31, 2010.  Interest bearing deposits increased $7.0 million totaling $420.3 million at March 31, 2011 compared to $413.3 million at December 31, 2010.  Securities sold under agreements to repurchase decreased $5.1 million to $16.4 million at March 31, 2011 from $21.5 million at December 31, 2010.  This decrease was due primarily to fluctuations in customer deposits.

Stockholders’ Equity.  Stockholders’ equity increased to $78.0 million at March 31, 2011 from $77.3 million at December 31, 2010, principally as a result of $906,000 in net income and an increase in unrealized gains on securities of $217,000 partially offset by the payment of cash dividends of $467,000 and repurchases of common stock of $44,000 during the three months ended March 31, 2011.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asset Quality

The following tables set forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:
	March 31,	December 31,
	2011	2010

Loans 90 days or more past due and still accruing	$790,399	$92,728
Non-accrual loans, including $7,551,222 and $11,793,138 classified as
impaired as of March 31, 2011 and December 31, 2010, respectively	8,187,280	12,249,180
Other impaired loans	8,758,169	7,279,258
Total non-performing and impaired loans	$17,735,848	$19,621,166

	March 31,	December 31,
	2011	2010
Non-performing assets and impaired loans to total assets	3.97%	4.08%
Non-performing and impaired loans to total loans	4.53	5.06
Allowance for loan losses to non-performing and impaired loans	24.48	29.19
Allowance for loan losses to total loans	1.11	1.48

At March 31, 2011, the Company’s non-accrual loans decreased $4.0 million to $8.2 million from $12.2 million at December 31, 2010.  At March 31, 2011, First Clover Leaf Bank had four relationships classified as non-accrual with balances in excess of $500,000.  The largest non-accrual relationship is a $2.9 million development credit to a subdivision with excess inventory that is selling slowly due to the economic slowdown.  The credit is secured by the residential property.  A charge down of $930,000 was taken during the first quarter of 2011 for which management had a specific allocation in the allowance for loan losses at December 31, 2010.  The Bank continues to work with the developer on a plan to increase lot sales.  The second relationship is a $1.2 million credit to a residential real estate developer who is struggling with the economic downturn.  The credit is currently secured by single family residences and some farm land.  The Bank is working with the developer on possible restructuring alternatives.  Currently the collateral is sufficient to cover the outstanding balance.  The third non-accrual relationship is a $911,000 credit to a real estate investor.  The loans are secured by residential real estate.  The investor is experiencing cash flow difficulties due to higher vacancies and the need for property repairs.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance, and that adequate specific reserves have been set aside for the remaining outstanding balance.  The fourth non-accrual relationship is a $602,000 credit to a real estate developer.  The primary collateral consists of 28 vacant lots.  The lots are continuing to sell in a manner that is allowing the borrower to continue to make principal payments.

In addition to the non-accrual loans in the previous paragraph, at March 31, 2011, our total other impaired loans amounted to $8.8 million compared to $7.3 million at December 31, 2010.  There are five other  impaired credits with balances in excess of $500,000 at March 31, 2011.  The largest loan is a $4.2 million credit to a real estate investor.  The majority of this property is residential real estate.  The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs.  Currently the collateral is sufficient to cover the outstanding balance.  The second loan is a $1.5 million credit to a hotel/condominium development.  The property is located in a highly desired resort area.  The Bank is a participant in this loan and is not the lead bank.  Currently the collateral is sufficient to cover the outstanding balance.  The third credit is a $1.0 million credit to an investor who holds real estate and financial institution stock.  The collateral for this credit is stock in a financial institution and multifamily real estate.  The investor paid this credit down by $500,000 since the third quarter of 2010.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance, and that adequate specific reserves have been set aside for the remaining outstanding balance.  The fourth credit is a $744,000 commercial real estate credit on a banquet facility that is past due on payments and is not complying with the bank’s request for financial information.  This credit has a partial SBA guarantee and the collateral is sufficient to cover the outstanding balance.  The fifth credit is a $529,000 credit to a real estate investor.  The collateral for this loan is a residential property with acreage.  The Bank previously had a larger relationship with this investor, but we took possession of several of the properties, totaling $367,000 in the fourth quarter of 2010, and then took possession of several additional properties, totaling $167,000 in the first quarter of 2011.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2011, the Bank had $4.9 million of loans which were classified as Troubled Debt Restructurings.  This is a $4.6 million increase over December 31, 2010.  The primary reason for the increase was the restructure of a $4.2 million credit to a real estate investor.  At March 31, 2011, all of these loans were accruing and were in compliance with their modified terms.

The allowance for loan losses to non-performing and impaired loans decreased to 24.48% at March 31, 2011 compared to 29.19% at December 31, 2010.  The decrease in this ratio is due to a decrease in the loan loss reserve balance as $1.8 million in charge-offs was recorded during the first quarter of 2011 of which $1.6 million represented specific allocations at December 31, 2010.  These charge-offs were primarily all a result of special reserve allocations for various non-accrual loans being written off.

At March 31, 2011, First Clover Leaf Bank had 20 properties classified as Real Estate Owned.  The collateral on these properties consisted of a commercial building, a commercial mobile home-site, farmland, two residential lot developments and 15 single family residences.  All of these properties were transferred into Real Estate Owned at the property’s fair value, less cost of disposal, at the date of foreclosure.

Results of Operations

General.  Net income decreased to $906,000 for the three months ended March 31, 2011 compared to net income of $961,000 for the same period in 2010.  The decrease was due to a decrease in non-interest income and an increase in other expenses partially offset by an increase in net interest income after provision for loan losses.  Basic and diluted income per share was $0.12 for each of the three-month periods ended March 31, 2011 and 2010.

Yields on loans and securities continued to decline for the three months ended March 31, 2011 compared to the same period in 2010. Our commercial loans are more sensitive to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently.  The declining rate environment has also resulted in a significant number of the bonds in our securities portfolio with higher yields being called and being replaced with lower yielding bonds.  While the overall yield on interest-earning assets declined to 4.59% for the period ended March 31, 2011 from 4.77% for the period ended March 31, 2010, the overall net interest rate spread and net interest margin increased primarily due to the decline in the rates paid on interest-bearing liabilities.  However, our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate repricing as rates fluctuate.

Net interest income.  Net interest income increased by $133,000 to $4.2 million for the three months ended March 31, 2011 from $4.1 million for the same period last year.  Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $71.5 million for the three months ended March 31, 2011, compared to $83.0 million for the same period in 2010.  The ratio of interest-earning assets to interest-bearing liabilities decreased to 115.52% for the three months ended March 31, 2011 from 117.48% for the same period in 2010.  The net interest rate spread increased to 3.01% for the three months ended March 31, 2011, compared to 2.67% for the comparable period in 2010.  The average rate earned on interest-earning assets decreased by 18 basis points for the three months ended March 31, 2011 to 4.59% from 4.77% for the same period in 2010, while the average rate paid on interest-bearing liabilities decreased by 52 basis points during these periods to 1.58% from 2.10%.  The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the average balance sheets, average yields and cost of funds, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or expense.  Yields and rates have been annualized.

	Three Months Ended March 31,			Three Months Ended March 31,
	2011			2010
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$396,210	$5,400	5.53%	$416,101	$5,740	5.59%
Securities	80,878	598	3.00	94,757	801	3.43
Federal Home Loan Bank stock	6,306	1	0.06	6,306	-	-
Interest-earning balances from depository institutions	48,778	25	0.21	41,001	19	0.19
Total interest-earning assets	532,172	6,024	4.59	558,165	6,560	4.77
Non-interest-earning assets	41,143			39,561
Total assets	$573,315			$597,726

Interest-bearing liabilities:
Interest-bearing transaction	$206,295	496	0.98	$179,105	564	1.28
Savings deposits	20,878	37	0.72	18,857	39	0.84
Time deposits	187,104	1,081	2.34	200,336	1,437	2.91
Securities sold under agreements to repurchase	20,500	6	0.12	33,464	7	0.08
Federal Home Loan Bank advances	21,925	126	2.33	39,422	342	3.52
Subordinated debentures	3,978	48	4.89	3,934	74	7.63
Total interest-bearing liabilities	460,680	1,794	1.58	475,118	2,463	2.10
Non-interest-bearing liabilities	34,781			45,178
Total liabilities	495,461			520,296
Stockholders’ equity	77,854			77,430
Total liabilities and stockholders’ equity	$573,315			$597,726

Net interest income		$4,230			$4,097
Net interest rate spread (1)			3.01%			2.67%
Net interest-earning assets (2)	$71,492			$83,047
Net interest margin (3)			3.22%			2.98%
Ratio of interest-earning assets to interest-bearing liabilities			115.52%			117.48%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes loan fees collected in the amount of $61,599 and $36,669 for the three months ended March 31, 2011 and 2010, respectively.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and fee income.  Interest and fee income on loans decreased to $5.4 million for the three months ended March 31, 2011 from $5.7 million for the comparable period in 2010 as a result of a lower average balance in the 2011 period.  The average balance of loans was $396.2 million and $416.1 million for the three months ended March 31, 2011 and 2010, respectively. The average balance decreased primarily due to significant declines in new loan demand over the past year.  The average yield on loans decreased to 5.53% for the three months ended March 31, 2011 from 5.59% for the comparable period in 2010.

Interest income on securities decreased to $598,000 for the three months ended March 31, 2011 compared to $801,000 for the same period in 2010.  The decrease was due primarily to a lower average balance in addition to a decline in yield.  The average balance of securities was $80.9 million and $94.8 million for the three months ended March 31, 2011 and 2010, respectively.  Available for sale securities of $10.5 million were sold during the second and third quarters of 2010.  The declining rate environment also resulted in a significant number of bonds in our securities portfolio with higher yields being called and replaced with lower yielding bonds.  The average yield on securities decreased to 3.00% from 3.43% for the three months ended March 31, 2011 and 2010, respectively.

Interest on other interest-earning deposits increased to $25,000 for the three months ended March 31, 2011 from $19,000 for the comparable period in 2010.  The increase was due primarily to a higher average balance.  The average balance of other interest-earning deposits increased to $48.8 million from $41.0 million for the three months ended March 31, 2011 and 2010, respectively. The average yield on other interest-earning deposits increased slightly to 0.21% for the three months ended March 31, 2011 from 0.19% for the comparable period in 2010.

Interest expense.  Interest expense on deposits decreased to $1.6 million for the three months ended March 31, 2011 from $2.0 million for the comparable period in 2010.  The decrease was due primarily to a decline in rate and a lower average balance in time deposits partially offset by a higher average balance in interest-bearing transaction accounts.  The average balance of interest-bearing deposits, comprised of interest bearing transactions, savings deposits, and time deposits, was $414.3 million and $398.3 million for the three months ended March 31, 2011 and 2010, respectively.  The rate for time deposits decreased to 2.34% from 2.91% for the three months ended March 31, 2011 and 2010, respectively.  The rate for interest-bearing transaction accounts decreased to 0.98% from 1.28% for the three months ended March 31, 2011 and 2010, respectively.  The rate for savings deposits decreased to 0.72% from 0.84% for the three months ended March 31, 2011 and 2010, respectively.

Interest expense on Federal Home Loan Bank advances decreased to $126,000 from $342,000 for the three months ended March 31, 2011 and 2010, respectively due primarily to a lower average balance in addition to a decline in rate.  The average balance of Federal Home Loan Bank advances was $21.9 million and $39.4 million for the three months ended March 31, 2011 and 2010, respectively.  The average rate on Federal Home Loan Bank advances decreased to 2.33% for the three months ended March 31, 2011 compared to 3.52% for the comparable period in 2010.  The rate decline was primarily a result of a restructuring of the advances during the fourth quarter of 2010.

Interest expense on subordinated debentures decreased to $48,000 from $74,000 for the three months ended March 31, 2011 and 2010, respectively.  In accordance with the terms of our subordinated debentures, in June 2010 the rate converted from a fixed rate to a variable rate that adjusts quarterly.

Provision for loan losses.  Provision for loan losses decreased for the three month period ended March 31, 2011 to $300,000 from $423,000 for the comparable period in 2010.  Provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience coupled with current market valuations on collateral, and management’s estimate of probable losses in the portfolio as well as the level of non-performing and impaired loans.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company’s provision for loan losses.  There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses.  The Company is subject to periodic examination by the Office of Thrift Supervision, which may require the Company to record increases in the allowance based on its evaluation of available information.  There can be no assurance that the Office of Thrift Supervision will not require further increases to the allowance.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-interest income.  Non-interest income decreased to $250,000 for the three months ended March 31, 2011 from $299,000 for the comparable period in 2010 primarily due to reduced gain on sale of loans for the three months ended March 31, 2011.  Additionally, other non-interest income decreased primarily due to a loss of $21,000 on sale of foreclosed property in 2011 compared to a $14,000 gain in 2010.

Non-interest expense.  Non-interest expense increased to $2.8 million for the three months ended March 30, 2011 from $2.5 million for the same period in 2010.  The increase was due primarily to an increase in professional fees and an increase in real estate owned expense, which is included in the other category, recorded for the three months ended March 31, 2011 compared to the same period in 2010.

Professional fees increased to $129,000 for the three months ended March 31, 2011 compared to $37,000 for the comparable period in 2010.  This increase was due primarily to the reversal of $150,000 during the three months ended March 31, 2010 of accrued expenses in connection with the consulting agreement entered into with the former CEO of Partners Bank which was based on certain contingencies that ultimately were not attained.

Real estate owned expense increased to $187,000 for the three months ended March 31, 2011 compared to $50,000 for the comparable period in 2010.  This increase was due primarily to additional expenses related to the increased number of foreclosed properties for the three months ended March 31, 2011 compared to the comparable period in 2010.

Income taxes.  Income taxes decreased to $503,000 for the three months ended March 31, 2011 from $511,000 for the comparable period in 2010.  The primary reason for the change in income taxes was the lower level of pre-tax income for the 2011 period offset by the increase in the Illinois tax rates in 2011.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2011 and December 31, 2010, $53.4 million and $66.3 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the three months ended March 31, 2011 loan origination exceeded principal collections on loans by $5.1 million compared to principal collections on loans exceeding originations by $2.8 million for the three months ended March 31, 2010.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $33.5 million and $99.9 million for the three months ended March 31, 2011 and 2010, respectively.  We purchased $41.6 million and $109.6 million in available-for-sale investment securities during the three months ended March 31, 2011 and 2010, respectively.  We received proceeds of $897,000 from the sale of foreclosed assets for the three months ended March 31, 2011 compared to $276,000 during the same period in 2010.

Deposit flows are generally affected by interest rates as designated by management, the interest rates and products offered by local competitors, and other factors.  Net deposits increased by $5.6 million for the three months ended March 31, 2011.  During the comparable period in 2010 the net increase in deposits was $724,000.  Securities sold under agreements to repurchase had a net decrease of $5.1 million and a net increase of $5.9 million for the three months ended March 31, 2011 and 2010, respectively.  There were no repayments of Federal Home Loan Bank advances for the three months ended March 31, 2011 compared to $1.5 million for the three months ended March 31, 2010.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At March 31, 2011, we had $21.9 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $36.1 million.

The Bank is required to maintain certain minimum capital requirements under Office of Thrift Supervision regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at March 31, 2011.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at March 31, 2011 were as follows:
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$73,843
Goodwill and core deposit intangible	(12,428)
Disallowed servicing assets	(577)
Unrealized gain on securities AFS, net	(832)
Tangible capital to adjusted total assets	$60,006	10.8%	$8,333	1.5%	N/A	-
Allowance as limited by regulatory guidance	3,717
Deduction for low-level recourse	(1,607)
Total capital to risk-weighted assets	$62,116	16.8%	$29,641	8.0%	$37,052	10.0%

Tier 1 capital to risk-weighted assets	$60,006	16.2%	N/A	-	$22,231	6.0%

Tier 1 capital to total assets	$60,006	10.8%	$22,222	4.0%	$27,777	5.0%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at March 31, 2011 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments
	(Dollars in thousands)

Commitments to extend credit	$41,792	$7,819	$49,611	3.50% - 18.00%
Standby letters of credit	$1,633	$2,501	$4,134	5.13% - 9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program are sold with recourse.  The Bank has an agreement to sell residential loans of up to $71.0 million to the FHLB of Chicago.  Approximately $65.7 million have been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.6 million at March 31, 2011.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.

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

The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the current low level of market interest rates, First Clover Leaf did not receive a NPV calculation for an interest rate decrease of greater than 100 basis points for December 2010.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Index
FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

The table below sets forth, as of December 31, 2010, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2010
		NPV				Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates		NPV	Amount	Percent		NPV Ratio	Change

+300	bp	$69,537	$(12,789)	(16	) %	12.26%	(179	) bp
+200	bp	74,569	(7,757)	(9)		12.99	(106	) bp
+100	bp	78,978	(3,348)	(4)		13.61	(44	) bp
+50	bp	80,653	(1,673)	(2)		13.83	(22	) bp
0	bp	82,326	—	—		14.05	0	bp
-50	bp	83,121	795	1		14.14	9	bp
-100	bp	84,741	2,415	3		14.36	32	bp

The table above indicates that at December 31, 2010, in the event of a 100 basis point decrease in interest rates, we would experience a 3% increase in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 16% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at March 31, 2011, and how those exposures were managed during the three months ended March 31, 2011 have changed materially when compared to the immediately preceding quarter ended December 31, 2010.  However, the Company’s primary market risk exposure has not yet been quantified at March 31, 2011 as the Office of Thrift Supervision Net Portfolio Value Model is not yet available and the complexity of the model makes it difficult to accurately predict results.

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

Item 1A – Risk Factors.

Other than the information contained in this Quarterly Report on Form 10-Q, there are no material updates or additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2010, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

January 1 - 31, 2011	831	$6.81	831	24,169
February 1 - 28, 2011	-	$-	-	24,169
March 1 - 31, 2011	5,350	$7.20	5,350	18,819
Total	6,181		6,181

(1)
The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, on December 11, 2008, they increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares, on April 27, 2010, August 24, 2010, and November 23, 2010 they authorized additional increases to that plan of 25,000 shares each.  The plan has no expiration date.

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

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: May 16, 2011	BY:	/s/ Dennis M. Terry
Dennis M. Terry,
President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald,
Senior Vice-President and Chief Financial Officer