Form 10-Q
period 2011-06-30
First Clover Leaf Financial Corp.
filed 2011-08-15
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 11, 2011
Common Stock, par value $.10 per share	7,857,367

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets

Cash and due from banks	$12,059,698	$11,294,266
Interest-earning deposits	11,590,704	12,773,854
Federal funds sold	31,317,517	42,184,927
Total cash and cash equivalents	54,967,919	66,253,047

Interest-earning time deposits	1,724,217	1,718,651
Securities available for sale	84,699,051	78,474,908
Federal Home Loan Bank stock	6,306,273	6,306,273
Loans, net of allowance for loan losses of $4,819,872 and $5,728,395
at June 30, 2011 and December 31, 2010, respectively	384,356,445	387,567,638
Property and equipment, net	10,367,754	10,562,321
Goodwill	11,385,323	11,385,323
Core deposit intangible	965,320	1,120,000
Foreclosed assets	4,457,982	3,844,347
Mortgage servicing rights	626,629	601,325
Accrued interest receivable	1,909,312	1,866,511
Prepaid Federal Deposit Insurance Corporation insurance premiums	1,961,586	2,301,408
Other assets	2,954,415	2,968,232
Total assets	$566,682,226	$574,969,984

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest-bearing	$33,035,456	$34,172,434
Interest-bearing	401,014,707	413,310,775
Total deposits	434,050,163	447,483,209

Federal Home Loan Bank advances	21,933,000	21,924,000
Securities sold under agreements to repurchase	25,071,309	21,457,075
Subordinated debentures	4,000,000	3,974,272
Accrued interest payable	454,602	561,687
Other liabilities	2,446,902	2,236,302
Total liabilities	487,955,976	497,636,545

Stockholders' Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized,
no shares issued	-	-
Common stock, $.10 par value, 20,000,000 shares authorized,
7,864,121 and 7,887,702 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	786,412	788,770
Additional paid-in capital	61,958,682	62,116,845
Retained earnings	15,370,998	14,384,059
Accumulated other comprehensive income	1,159,205	614,774
Unearned Employee Stock Ownership Plan shares	(549,047)	(571,009)
Total stockholders' equity	78,726,250	77,333,439

Total liabilities and stockholders' equity	$566,682,226	$574,969,984

See Notes to Consolidated Financial Statements.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$5,324,255	$5,645,767	$10,724,286	$11,385,480
Securities:
Taxable interest income	464,847	577,578	899,278	1,224,991
Non-taxable interest income	170,104	130,246	333,716	284,521
Federal Home Loan Bank dividends	1,555	-	3,145	-
Interest-earning deposits, federal funds sold, and other	28,475	22,688	53,283	41,726
Total interest and dividend income	5,989,236	6,376,279	12,013,708	12,936,718

Interest expense:
Deposits	1,500,518	1,940,424	3,115,150	3,980,591
Federal Home Loan Bank advances	127,548	262,750	253,278	605,179
Securities sold under agreements to repurchase	2,278	5,922	7,893	12,374
Subordinated debentures	22,540	55,551	70,729	129,252
Total interest expense	1,652,884	2,264,647	3,447,050	4,727,396

Net interest income	4,336,352	4,111,632	8,566,658	8,209,322

Provision for loan losses	475,000	400,000	775,000	823,000

Net interest income after provision for loan losses	3,861,352	3,711,632	7,791,658	7,386,322

Other income:
Service fees on deposit accounts	97,992	98,649	191,742	182,270
Other service charges and fees	89,606	95,063	172,197	179,603
Loan servicing fees	40,758	49,835	87,765	98,898
Gain on sale or call of securities	105,348	463,221	106,144	463,221
Gain on sale of loans	170,697	98,236	201,461	164,997
Other	(6,973)	4,677	(11,743)	19,551
	497,428	809,681	747,566	1,108,540

Other expenses:
Compensation and employee benefits	1,253,760	1,164,193	2,462,507	2,329,078
Occupancy expense	305,218	338,872	628,035	693,634
Data processing services	162,456	168,688	323,815	333,813
Director fees	35,900	49,800	71,000	100,450
Professional fees	130,940	104,323	260,403	141,321
Federal Deposit Insurance Corporation insurance premiums	182,875	198,893	362,580	393,976
Real estate owned expense	139,074	48,825	326,024	98,752
Amortization of core deposit intangible	77,330	99,000	154,680	198,000
Amortization of mortgage servicing rights	24,696	22,248	62,956	48,381
Other	460,404	341,815	892,485	701,260
	2,772,653	2,536,657	5,544,485	5,038,665

Income before income taxes	1,586,127	1,984,656	2,994,739	3,456,197

Income tax expense	572,867	705,264	1,075,598	1,216,293

Net income	$1,013,260	$1,279,392	$1,919,141	$2,239,904

Basic and diluted earnings per share (see Note 6)	$0.13	$0.16	$0.25	$0.29
Dividends per share	$0.06	$0.06	$0.12	$0.12

See Notes to Consolidated Financial Statements.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$1,013,260	$1,279,392	$1,919,141	$2,239,904
Other comprehensive income:
Unrealized gains on securities
arising during the period, net of tax	394,949	89,468	612,894	11,980
Reclassification adjustment for realized
gains included in income, net of tax	(67,950)	(298,778)	(68,463)	(298,778)
Comprehensive income	$1,340,259	$1,070,082	$2,463,572	$1,953,106

See Notes to Consolidated Financial Statements.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$1,919,141	$2,239,904
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	2,257	14,488
Premiums and discounts on securities	54,186	(491,960)
Core deposit intangible	154,680	198,000
Mortgage servicing rights	62,956	48,381
Amortization of fair value adjustments on:
Loans	(28,200)	(33,400)
Time deposits	(15,000)	(26,000)
Federal Home Loan Bank advances	9,000	(6,000)
Subordinated debt	25,728	22,032
Investment securities	(35,255)	(26,500)
Property and equipment	8,036	8,036
Provision for loan losses	775,000	823,000
Depreciation	283,359	307,400
ESOP expense	30,143	27,815
Gain on sale or call of securities available for sale	(106,144)	(463,221)
Gain on sale of loans	(201,461)	(164,997)
Loss on sale of property and equipment	-	2,196
Loss on sale of foreclosed assets	35,311	3,216
Proceeds from sales of loans held for sale	10,231,008	6,774,614
Originations of loans held for sale	(10,029,547)	(5,771,217)
Change in assets and liabilities:
Decrease in prepaid Federal Deposit Insurance Corporation
insurance premiums	339,822	357,744
Decrease (increase) in accrued interest receivable	(42,801)	246,959
Increase in mortgage servicing rights	(88,260)	(63,452)
Decrease (increase) in other assets	13,817	(206,423)
Decrease in accrued interest payable	(107,085)	(509,484)
Increase (decrease) in other liabilities	(109,144)	1,246,156
Net cash flows provided by operating activities	3,181,547	4,557,287

Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(5,566)	(1,700,000)
Available for sale securities:
Purchases	(53,453,386)	(122,725,094)
Proceeds from calls, maturities, and paydowns	46,075,282	118,215,779
Proceeds from sales	2,105,349	9,338,631
Decrease in loans	202,354	9,962,748
Purchase of property and equipment	(96,828)	(61,948)
Proceeds from the sale of foreclosed assets	1,610,836	465,797
Net cash flows provided by (used in) investing activities	(3,561,959)	13,495,913

(Continued)

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Financing Activities
Net decrease in deposit accounts	$(13,418,046)	$(13,474,249)
Net increase in securities sold under agreements to repurchase	3,614,234	2,235,787
Repayments of Federal Home Loan Bank advances	-	(12,500,000)
Repurchase of common stock	(168,702)	(160,398)
Cash dividends paid	(932,202)	(939,033)
Net cash flows used in financing activities	(10,904,716)	(24,837,893)

Net decrease in cash and cash equivalents	(11,285,128)	(6,784,693)

Cash and cash equivalents at beginning of period	66,253,047	47,996,754

Cash and cash equivalents at end of period	$54,967,919	$41,212,061

Supplemental Schedule of Noncash Investing Activities
Assets acquired in settlement of loans	$2,259,782	$1,221,677

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$3,534,407	$5,246,848
Income taxes, net of refunds	880,000	440,000

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

Recent accounting pronouncements:  The following accounting standards were recently issued relating to the financial services industry:

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the Allowance.  The Company adopted the period end disclosure provisions of this new authoritative guidance in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition.  The Company adopted the disclosure provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition.  The disclosures related to loans modified in a troubled debt restructuring will be effective for the reporting periods beginning after June 15, 2011 and is not expected to have a material impact on the Company’s statements of income and financial condition.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The provisions of ASU 2011-04 amend FASB ASC Topic 820, clarify the Board’s intent regarding application of existing fair value measurement guidance, and revise certain measurement and disclosure requirements to achieve convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments clarify the FASB’s intent about the application of the highest-and-best-use and valuation premise and with respect to the measurement of fair value of an instrument classified as equity. The amendment also expands the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements and the items not measured at fair value but for which fair value must be disclosed. The provisions of ASU 2011-04 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption not permitted. The Company is in the process of evaluating the impact of adoption of ASU 2011-04 and does not expect it to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The provisions of ASU 2011-05 amend FASB ASC Topic 220 “Comprehensive Income” to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and require the presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to items of other comprehensive income.  The provisions of ASU 2011-05 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of ASU 2011-05 and does not expect it to have a material impact on the Company’s financial statements.

Reclassifications:  Certain reclassifications have been made to the balances, with no effect on net income or total stockholders’ equity, for the three and six months ended June 30, 2010 and as of December 31, 2010, to be consistent with the classifications adopted as of and for the three and six months ended June 30, 2011.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 2.                 Securities

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, are summarized as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment Securities:
U.S. government agency obligations	$40,096,633	$746,309	$(5,936)	$40,837,006
Corporate bonds	2,096,701	33,267	(11,991)	2,117,977
State and municipal securities	19,876,265	635,764	(25,559)	20,486,470
Other securities	3,501	-	-	3,501
Mortgage-backed securities	20,785,832	500,330	(32,065)	21,254,097

Total Investment Securities available for sale	$82,858,932	$1,915,670	$(75,551)	$84,699,051

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment Securities:
U.S. government agency obligations	$41,856,949	$846,029	$(12,585)	$42,690,393
Corporate bonds	2,096,569	43,509	(82,439)	2,057,639
State and municipal securities	17,803,252	358,089	(387,070)	17,774,271
Other securities	3,501	-	-	3,501
Mortgage-backed securities	15,738,693	362,007	(151,596)	15,949,104

Total Investment Securities available for sale	$77,498,964	$1,609,634	$(633,690)	$78,474,908

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 2.                 Securities (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010, are summarized as follows:

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. government agency
obligations	$2,015,590	$5,936	$-	$-	$2,015,590	$5,936
Corporate bonds	-	-	688,009	11,991	688,009	11,991
State and municipal securities	2,532,442	25,559	-	-	2,532,442	25,559
Mortgage-backed securities	2,752,823	32,065	-	-	2,752,823	32,065

	$7,300,855	$63,560	$688,009	$11,991	$7,988,864	$75,551

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. government agency
obligations	$2,486,130	$12,585	$-	$-	$2,486,130	$12,585
Corporate bonds	-	-	617,561	82,439	617,561	82,439
State and municipal securities	8,028,070	387,070	-	-	8,028,070	387,070
Mortgage-backed securities	8,437,418	151,596	-	-	8,437,418	151,596

	$18,951,618	$551,251	$617,561	$82,439	$19,569,179	$633,690

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At June 30, 2011, the Company had 13 securities in an unrealized loss position which included: two U.S. government agency obligations, one corporate bond, seven state and municipal securities, and three mortgage-backed securities.  Based on management’s quarterly evaluation, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 2.                 Securities (Continued)

The amortized cost and fair value at June 30, 2011, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Other securities have no stated maturity.  Therefore, stated maturities are not disclosed for these two categories.

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$19,147,733	$19,383,994
Due after one year through five years	26,477,039	27,269,106
Due after five years through ten years	7,232,691	7,428,692
Due after ten years	9,212,136	9,359,661
Mortgage-backed securities	20,785,832	21,254,097
Other securities	3,501	3,501

	$82,858,932	$84,699,051

Securities with a carrying amount of approximately $73,982,000 and $74,023,000 were pledged to secure deposits as required or permitted by law at June 30, 2011 and December 31, 2010, respectively.

Note 3.                 Loans

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four-family	$116,997,364	29.8%	$120,609,290	29.9%
Multi-family	31,044,160	7.9	25,320,664	6.3
Commercial	120,905,464	30.7	130,031,058	32.3
Construction and land	52,083,684	13.2	52,504,983	13.0
	321,030,672	81.6	328,465,995	81.5

Commercial business	50,412,248	12.8	51,750,005	12.9

Consumer:
Home equity	20,299,384	5.2	20,957,605	5.2
Automobile and other	1,501,430	0.4	1,655,166	0.4
	21,800,814	5.6	22,612,771	5.6

Total gross loans	393,243,734	100.0%	402,828,771	100.0%
Less undisbursed portion of construction loans	(4,126,324)		(9,589,505)
Less deferred loan origination costs, net	58,907		56,767
Less allowance for loan losses	(4,819,872)		(5,728,395)

Loans, net	$384,356,445		$387,567,638

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

The following tables present our past-due loans, segregated by class, as of June 30, 2011 and December 31, 2010.

June 30, 2011

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$358,090	$194,733	$1,063,369	$1,616,192	$115,381,172	$116,997,364	$-
Multi-family	-	-	532,701	532,701	30,511,459	31,044,160	-
Commercial	3,793,105	-	347,597	4,140,702	116,764,762	120,905,464	-
Construction and land	-	-	4,708,648	4,708,648	47,375,036	52,083,684	-
	4,151,195	194,733	6,652,315	10,998,243	310,032,429	321,030,672	-

Commercial business	32,155	90,954	510,241	633,350	49,778,898	50,412,248	-

Consumer
Home equity	313,053	37,221	222,543	572,817	19,726,567	20,299,384	-
Automobile and other	9,467	-	-	9,467	1,491,963	1,501,430	-
	322,520	37,221	222,543	582,284	21,218,530	21,800,814	-

Total	$4,505,870	$322,908	$7,385,099	$12,213,877	$381,029,857	$393,243,734	$-

December 31, 2010

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$1,720,358	$280,962	$1,566,637	$3,567,957	$117,041,333	$120,609,290	$80,886
Multi-family	905,719	-	505,964	1,411,683	23,908,981	25,320,664	-
Commercial	506,017	217,380	1,200,761	1,924,158	128,106,900	130,031,058	-
Construction and land	-	-	6,147,208	6,147,208	46,357,775	52,504,983	-
	3,132,094	498,342	9,420,570	13,051,006	315,414,989	328,465,995	80,886

Commercial business	-	-	43,118	43,118	51,706,887	51,750,005	11,842

Consumer:
Home equity	119,671	55,466	367,304	542,441	20,415,164	20,957,605	-
Automobile and other	-	297	-	297	1,654,869	1,655,166	-
	119,671	55,763	367,304	542,738	22,070,033	22,612,771	-
	$3,251,765	$554,105	$9,830,992	$13,636,862	$389,191,909	$402,828,771	$92,728

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

Non-accrual loans, segregated by class, are as follows:

	June 30, 2011	December 31, 2010
Real estate loans:
One-to-four family	$2,184,292	$2,950,416
Multi-family	1,434,545	505,964
Commercial	395,417	1,698,202
Construction and land	6,350,632	6,612,127
	10,364,886	11,766,709

Commercial business	583,593	31,277

Consumer
Home equity	236,482	451,194
Automobile and other	-	-
	236,482	451,194

Total non-accrual loans	$11,184,961	$12,249,180

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

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful or substandard and also considered to be impaired.  For such loans, an allowance is established when the fair value of the collateral, less estimated costs to sell, is lower than the carrying value of that loan for collateral dependent loans.  Impaired loans may also be valued based on a discounted cash flow analysis.  For the quarter ended June 30, 2011, the Bank modified its general component allocation method.  Prior to the quarter ended June 30, 2011, the general component was analyzed based on non-impaired credits being separated into risk categories for the purposes of estimating credit losses.  Risk categories were determined using a variety of financial indicators applied consistently to all credits within the portfolio.  The potential loss factor that was applied to each of the risk categories was based on historical losses sustained within those categories, weighted with generally accepted regulatory and industry averages with consideration given to current economic conditions.  For all loans that were classified in the Pass category, which was the majority of our loans, we assigned a potential loss factor based on the most recent three years of loss history and utilized only three risk categories.  Beginning with the June 30, 2011 quarter-end, the non-impaired portfolio that makes up the general component of the Bank’s allowance allocation was separated into homogenous loan pools according to similar risk characteristics.  The following pools are currently being utilized and are considered classes of loans for disclosure purposes:

Real Estate Loans:
One-to-four family (owner occupied and non-owner occupied)
Multi-family
Commercial (owner occupied and non-owner occupied)
Construction and land

Commercial
Commercial business

Consumer
Home equity
Automobile and other

Once the non-impaired loans are separated into the specified loan pools, we analyze the pools using three criteria: historical loss data, risk migration, and qualitative adjustments.  Historical data involves a three year look-back at gross charge-offs specific to each portfolio segment.  We utilize a rolling 12 quarter analysis which takes into account the most recent quarter-end along with three prior quarter-ends to accumulate a full year.  This new model assumes a heavier weighting on the most recent four quarters.  Currently that weighting is 60% for the most recent four quarters; 30% for the next consecutive four quarters; and 10% for the last four quarters. This data is analyzed and used to arrive at a base for our reserve percentage.  Risk Migration involves a similar three-year look-back at each portfolio segment by risk code mix.  This mix is compared to the current period’s risk code mix in order to arrive at a numerical percentage of increase or decrease in perceived risk within each portfolio segment.  The percentage difference is then weighted according to relevance of the segment, and the resulting numerical percentage is used to increase or decrease the historical base reserve percentage. The qualitative adjustments are determined based on various publications, market research, economic reports and management’s expertise and knowledge of the immediate lending market, as well as analysis of peer institutions and similar markets.  The following factors were considered for accessing the need for quantitative adjustments during the most recent three years;

•	local, regional, and national economy
•	financial industry/regulation/legal
•	value of underlying collateral
•	portfolio concentrations/volume
•	past due, non-accrual, asset quality trending
•	lending policy/procedures
•	loan review/oversight
•	staff depth and experience
•	competition

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The qualitative adjustments are applied to the historical loss factor which has also been adjusted to account for the risk migration analysis to arrive at a final loss factor.   The combined loss factor by risk category is then applied to the non-impaired loan balance of the respective risk category to determine the general reserve.  The general reserve is reduced for guaranteed loans or loans secured by liquid assets, by applying a weighted average of the general loss factor to the pool of secured loans and then subtracting that resulting figure from the loss allocation.  The total amount of general reserve is then combined with the total amount of specific reserve on impaired loans to arrive at the total allowance for loan losses.

The Bank’s management has computed the prior model and the revised model in parallel for the past two quarters in order to test the integrity of the revised model.  The revised model indicated a level of required reserves of approximately $90,000 more than the prior model which was still slightly less than the recorded amount.  Management believes that the method of analyzing the portfolio by homogenous loan pools and considering the losses within those particular pools as well as the risk migration of the pools and reviewing more risk categories provides for a more precise calculation.  Also the migration analysis allows for a smoother transition of loans through the evaluation cycle and allows for upgrades and downgrades to be captured in a timely manner, therefore allowing management to reserve for the risks in the portfolio as they occur.  Management considers the allowance for loan losses at June 30, 2011 to be at an adequate level.  However, changes may be necessary if further economic and other conditions differ substantially from the current environment.  Although we use the most recent information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  To the extent actual outcomes differ from the estimates, additional provision for credit losses may be required that would reduce future earnings.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off.  Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements related to delinquency.

A summary analysis of the allowance for loan losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning	$4,341,903	$6,373,323	$5,728,395	$6,316,829
Charge-offs	(5,000)	(701,011)	(1,778,681)	(1,136,905)
Recoveries	7,969	1,272	95,158	70,660
Provisions	475,000	400,000	775,000	823,000

Balance, ending	$4,819,872	$6,073,584	$4,819,872	$6,073,584

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The following tables present the activity in the allowance for loan losses and the balance in allowance for loan losses, for the three and six months ended June 30, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2011

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,097,292	$(5,000)	$4,900	$(477,749)	$619,443
Multi-family	311,484	-	-	249,039	560,523
Commercial	1,266,361	-	3,069	(309,848)	959,582
Construction and land	857,339	-	-	1,047,121	1,904,460
	3,532,476	(5,000)	7,969	508,563	4,044,008

Commercial business	653,907	-	-	34,001	687,908

Consumer
Home equity	147,273	-	-	(81,265)	66,008
Automobile and other	8,247	-	-	13,701	21,948
	155,520	-	-	(67,564)	87,956

Total	$4,341,903	$(5,000)	$7,969	$475,000	$4,819,872

Six months ended June 30, 2011

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,161,865	$(240,204)	$22,937	$(325,155)	$619,443
Multi-family	299,964	(171,878)	-	432,437	560,523
Commercial	1,043,023	(275,405)	4,430	187,534	959,582
Construction and land	2,151,810	(1,091,194)	57,244	786,600	1,904,460
	4,656,662	(1,778,681)	84,611	1,081,416	4,044,008

Commercial business	868,572	-	10,547	(191,211)	687,908

Consumer
Home equity	193,756	-	-	(127,748)	66,008
Automobile and other	9,405	-	-	12,543	21,948
	203,161	-	-	(115,205)	87,956

Total	$5,728,395	$(1,778,681)	$95,158	$775,000	$4,819,872

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of  June 30, 2011 and December 31, 2010.

June 30, 2011

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$280,404	$339,040	$619,444	$2,872,127	$114,125,237	$116,997,364
Multi-family	20,000	540,523	560,523	4,914,525	26,129,635	31,044,160
Commercial	84,745	874,837	959,582	2,753,215	118,152,249	120,905,464
Construction and land	397,930	1,506,529	1,904,459	6,350,631	45,733,053	52,083,684
	783,079	3,260,929	4,044,008	16,890,498	304,140,174	321,030,672

Commercial business	69,178	618,730	687,908	703,271	49,708,977	50,412,248

Consumer:
Home equity	-	66,008	66,008	553,507	19,745,877	20,299,384
Automobile and other	-	21,948	21,948	-	1,501,430	1,501,430
	-	87,956	87,956	553,507	21,247,307	21,800,814

Total	$852,257	$3,967,615	$4,819,872	$18,147,276	$375,096,458	$393,243,734

December 31, 2010

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$256,336	$905,529	$1,161,865	$3,911,857	$116,697,433	$120,609,290
Multi-family	125,604	174,361	299,965	1,864,849	23,455,815	25,320,664
Commercial	-	1,043,023	1,043,023	5,108,802	124,922,256	130,031,058
Construction and land	1,733,019	418,790	2,151,809	6,982,940	45,522,043	52,504,983
	2,114,959	2,541,703	4,656,662	17,868,448	310,597,547	328,465,995

Commercial business	12,766	855,806	868,572	635,231	51,114,774	51,750,005

Consumer:
Home equity	-	193,756	193,756	568,717	20,388,888	20,957,605
Automobile and other	-	9,405	9,405	-	1,655,166	1,655,166
	-	203,161	203,161	568,717	22,044,054	22,612,771

Total	$2,127,725	$3,600,670	$5,728,395	$19,072,396	$383,756,375	$402,828,771

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

Loss – An asset, or portion thereof, classified as loss is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted.  This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur.  As such, it is not practical or desirable to defer the write-off.  Therefore, there is no balance to report at June 30, 2011 or December 31, 2010.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The following tables present our credit quality indicators, segregated by class, as of June 30, 2011 and December 31, 2010.

June 30, 2011

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$111,654,460	$1,827,218	$2,600,288	$915,398	$116,997,364
Multi-family	26,129,635	-	4,851,304	63,221	31,044,160
Commercial	106,260,409	11,891,841	2,656,755	96,459	120,905,464
Construction and land	45,733,052	-	6,350,632	-	52,083,684
	289,777,556	13,719,059	16,458,979	1,075,078	321,030,672

Commercial business	43,551,355	6,157,622	703,271	-	50,412,248

Consumer
Home equity	19,129,540	379,855	752,768	37,221	20,299,384
Automobile and other	1,501,430	-	-	-	1,501,430
	20,630,970	379,855	752,768	37,221	21,800,814

Total	$353,959,881	$20,256,536	$17,915,018	$1,112,299	$393,243,734

December 31, 2010

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$114,935,462	$1,052,773	$2,578,679	$2,042,376	$120,609,290
Multi-family	23,455,816	-	1,358,884	505,964	25,320,664
Commercial	113,169,937	11,332,714	5,458,407	70,000	130,031,058
Construction and land	45,232,786	605,162	5,094,896	1,572,139	52,504,983
	296,794,001	12,990,649	14,490,866	4,190,479	328,465,995

Commercial business	45,833,013	5,281,761	635,231	-	51,750,005

Consumer:
Home equity	19,725,070	145,534	827,396	259,605	20,957,605
Automobile and other	1,655,166	-	-	-	1,655,166
	21,380,236	145,534	827,396	259,605	22,612,771
Total	$364,007,250	$18,417,944	$15,953,493	$4,450,084	$402,828,771

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

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The following tables provide details of impaired loans, segregated by class, as of June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, we had loans of approximately $4,215,000 and $250,000, respectively that were classified as troubled debt restructurings which are included in our impaired loans.  At June 30, 2011, all of these loans were accruing and were in compliance with their modified terms.  The unpaid contractual balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

June 30, 2011

	Unpaid Contractual Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance

Real Estate Loans:
One-to-four family	$2,872,127	$2,056,478	$815,649	$2,872,127	$280,404
Multi-family	5,253,342	4,851,304	63,221	4,914,525	20,000
Commercial	2,753,215	2,601,534	151,681	2,753,215	84,745
Construction and land	7,659,736	3,864,780	2,485,851	6,350,631	397,930
	18,538,420	13,374,096	3,516,402	16,890,498	783,079

Commercial business	799,642	106,687	596,584	703,271	69,178

Consumer
Home equity	553,507	553,507	-	553,507	-
Automobile and other	-	-	-	-	-
	553,507	553,507	-	553,507	-

Total	$19,891,569	$14,034,290	$4,112,986	$18,147,276	$852,257

December 31, 2010

	Unpaid Contractual Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance

Real Estate Loans:
One-to-four family	$4,004,279	$2,683,571	$1,228,286	$3,911,857	$256,336
Multi-family	1,864,849	1,358,885	505,964	1,864,849	125,604
Commercial	5,532,693	4,990,316	118,487	5,108,803	-
Construction and land	8,129,144	921,480	6,061,458	6,982,938	1,733,019
	19,530,965	9,954,252	7,914,195	17,868,447	2,114,959

Commercial business	731,603	520,878	114,354	635,232	12,766

Consumer:
Home equity	568,717	529,416	39,301	568,717	-
Automobile and other	-	-	-	-	-
	568,717	529,416	39,301	568,717	-
Total	$20,831,285	$11,004,546	$8,067,850	$19,072,396	$2,127,725

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The following tables provide the average recorded investment of impaired loans, segregated by class, for the three and six months ended June 30, 2011.  The interest income recognized column represents all interest income reported either on a cash or accrued basis after the loan became impaired.  The cash basis income column represents only the interest income recognized on a cash basis after the loan was classified as impaired.

Three Months Ended June 30, 2011

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized from Impaired Loans

Real Estate Loans:
One-to-four family	$3,969,203	$8,988	$-
Multi-family	3,887,326	49,370	3,995
Commercial	2,314,104	36,802	-
Construction and land	6,572,408	-	-
	16,743,041	95,160	3,995

Commercial business	654,423	3,555	-

Consumer
Home equity	594,018	-	-
Automobile and other	1,995	6,295	-
	596,012	6,295	-

Total	$17,993,476	$105,010	$3,995

Six Months Ended June 30, 2011

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized from Impaired Loans

Real Estate Loans:
One-to-four family	$2,879,468	$12,248	$-
Multi-family	4,078,500	52,828	3,995
Commercial	3,596,473	78,842	6,839
Construction and land	6,055,034	3,876	-
	16,609,475	147,794	10,834

Commercial business	682,784	12,416	-

Consumer
Home equity	546,815	-	-
Automobile and other	3,947	6,295	-
	550,762	6,295	-

Total	$17,843,021	$166,505	$10,834

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 4.                 Core Deposit Intangible

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	June 30, 2011	December 31, 2010
Core deposit intangible	$3,258,000	$3,258,000
Less accumulated amortization	(2,292,680)	(2,138,000)

	$965,320	$1,120,000

Amortization expense on core deposit intangible for the three and six months ended June 30, 2011 was $77,330 and $154,680, respectively and $99,000 and $198,000 for the comparable periods in 2010.

Estimated future amortization expense on core deposit intangible for the remaining six months of 2011 and each of the five succeeding fiscal years is as follows:

Period	Amount
Six months ending December 31, 2011	$149,320
Year ending December 31, 2012	281,000
Year ending December 31, 2013	264,000
Year ending December 31, 2014	75,000
Year ending December 31, 2015	58,000
Year ending December 31, 2016	58,000

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

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 5.                 Goodwill (Continued)

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future, and we may be required to record additional goodwill impairment losses in future periods.  It is not possible at this time to determine if any such future impairment loss would result or, it if does, whether such charge would be material.  However, any such future impairment loss would be limited to the remaining goodwill balance of $11,385,323 at June 30, 2011.  Subsequent reversal of goodwill impairment losses is not permitted.

Note 6.                 Earnings per Share

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net earnings available to common stockholders	$1,013,260	$1,279,392	$1,919,141	$2,239,904
Basic potential common shares:
Weighted average shares outstanding	7,870,789	7,938,351	7,878,414	7,946,101
Weighted average unallocated Employee Stock Ownership
Plan shares	(108,398)	(116,902)	(109,455)	(117,959)
Basic weighted average shares outstanding	7,762,391	7,821,449	7,768,959	7,828,142

Dilutive potential common shares	-	-	-	-

Diluted weighted average shares outstanding	7,762,391	7,821,449	7,768,959	7,828,142

Basic and diluted earnings per share	$0.13	$0.16	$0.25	$0.29

Note 7.                 Employee Stock Ownership Plan

The Company has an employee stock ownership plan (ESOP) which covers substantially all employees who have attained the age of 21 and completed one year of service.  In connection with its initial stock offering in 2004, the Company loaned funds to the ESOP for the purchase of its common stock at the initial public offering price.  The loan is being repaid based on a variable interest rate over 20 years beginning December 31, 2004.  All shares are held in a suspense account for allocation among the participants as the loan is repaid.  Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the remaining life of the note.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account.  As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $14,925 and $30,143 was recorded for the three and six months ended June 30, 2011, respectively and $13,309 and $27,815 for the comparable periods in 2010.

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 7.                 Employee Stock Ownership Plan (Continued)

The following table reflects the shares held by the plan at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Unallocated shares (fair value at June 30, 2011 and
December 31, 2010 of $744,065 and $749,509, respectively)	106,295	110,547
Allocated shares	64,464	60,212

	170,759	170,759

Note 8.                 Fair Value of Financial Instruments

FASB ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  Fair value is determined under the framework established by ASC Topic 820, Fair Value Measurement and Disclosures.  ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  The following information presents estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 and the methods and assumptions used to estimate those fair values.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts of cash and cash equivalents approximate fair values.

Interest-earning time deposits:  Due to the short term nature of these deposits the carrying amounts of these deposits approximate fair values.

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

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 8.                 Fair Value of Financial Instruments (Continued)

The estimated fair values and related carrying or notional amounts of the Company's financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$54,967,919	$54,967,919	$66,253,047	$66,253,047
Interest-earning time deposits	1,724,217	1,724,217	1,718,651	1,718,651
Securities	84,699,051	84,699,051	78,474,908	78,474,908
Federal Home Loan Bank stock	6,306,273	6,306,273	6,306,273	6,306,273
Loans, net	384,356,445	382,923,650	387,567,638	384,965,267
Accrued interest receivable	1,909,312	1,909,312	1,866,511	1,866,511

Financial liabilities:
Non-interest bearing deposits	33,035,456	33,035,456	34,172,434	34,172,434
Interest bearing deposits	401,014,707	402,388,454	413,310,775	415,075,294
Federal Home Loan Bank advances	21,933,000	22,162,156	21,924,000	22,021,145
Securities sold under agreement
to repurchase	25,071,309	25,071,309	21,457,075	21,457,075
Subordinated debentures	4,000,000	4,000,000	3,974,272	3,974,272
Accrued interest payable	454,602	454,602	561,687	561,687

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

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included with Level 1 that are observable for the asset or liability either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived from or corroborated by market data by correlation or other means.  Level 3 inputs are unobservable inputs for determining the fair value of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.  During the six months ended June 30, 2011, there were no transfers between Level 1 and Level 2.

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level as of June 30, 2011 and December 31, 2010 are summarized below:

	June 30, 2011
Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment securities:
U.S. government agency obligations	$-	$40,837,006	$-	$40,837,006
Corporate bonds	-	2,117,977	-	2,117,977
State and municipal securities	-	20,486,470	-	20,486,470
Other securities	-	3,501	-	3,501
Mortgage-backed securities	-	21,254,097	-	21,254,097
Total investment securities available
for sale	$-	$84,699,051	$-	$84,699,051

	December 31, 2010
Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment securities:
U.S. government agency obligations	$-	$42,690,393	$-	$42,690,393
Corporate bonds	-	2,057,639	-	2,057,639
State and municipal securities	-	17,774,271	-	17,774,271
Other securities	-	3,501	-	3,501
Mortgage-backed securities	-	15,949,104	-	15,949,104
Total investment securities available
for sale	$-	$78,474,908	$-	$78,474,908

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 9.                 Fair Value Measurements (Continued)

Assets and liabilities measured at fair value on a nonrecurring basis by fair value hierarchy level as of June 30, 2011 and December 31, 2010 are summarized below:

	June 30, 2011
Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Impaired loans	$-	$-	$3,260,729	$3,260,729

	December 31, 2010
Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Impaired loans	$-	$-	$5,940,125	$5,940,125

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

Foreclosed assets are collateral dependent and are recorded at the lesser of the recorded investment in the receivable or the appraised value less estimated costs to sell.  For the periods ended June 30, 2011 and December 31, 2010, no foreclosed assets were written down to fair value after acquisition.

As noted in Note 5, an implied fair value of goodwill was measured for the reporting unit, in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  For the periods ended June 30, 2011 and December 31, 2010, there were no adjustments to the valuation of goodwill.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 10.               Subsequent Events

Events occurring subsequent to June 30, 2011, have been evaluated as to their potential impact to the financial statements through the date of issuance of this report.

On July 26, 2011, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended June 30, 2011.  The dividend was payable to stockholders of record as of August 12, 2011 and will be paid on August 19, 2011.

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

Our evaluation of risk in maintaining the allowance for loan losses includes the review of the specific and general allocations.  The specific component relates to loans that are classified as doubtful, substandard or special mention and are also considered to be impaired.  For such loans, an allowance is established when the fair value of the collateral, less estimated costs to sell, is lower than the carrying value of that loan for collateral dependent loans.  Impaired loans may also be valued based on a discounted cash flow analysis. The general component  is analyzed by separating the loans into homogenous loan pools according to similar risk characteristics, and analyzing the pools using the following three criteria; historical loss data, risk migration, and qualitative adjustments.  After analyzing these three criteria, a loss factor is determined and applied to each loan pool.  The total from each pool forms the general reserve for each non-impaired pool which is then combined with the specific reserves on impaired loans to arrive at total required reserves. As discussed in Note 3, the methodology for calculating the general component was refined during the quarter ended June 30, 2011.

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

In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews our loan portfolio and the related allowance for loan losses.  The OCC may require us to increase the allowance for loan losses based on its judgments of information available to it at the time of its examination, thereby adversely affecting our results of operations.

The functions of the Office of Thrift Supervision, which was our primary regulator, transferred to the OCC, our new regulator, effective July 21, 2011.

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

First Clover Leaf utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our single reporting unit as of the measurement date utilizing two valuation methodologies including the comparable transactions approach, and the control premium approach which utilizes the Company’s stock price.  We then compare the estimated fair value to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  At our annual impairment assessment date of September 30, 2010, our analysis indicated that no impairment existed.  At June 30, 2011, no indications of impairment existed for which an interim assessment was considered necessary.  Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations.  In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.  See Item 1, Note 5 for additional information on goodwill impairment.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Clover Leaf had net income of $1.0 million for the three months ended June 30, 2011 compared to net income of $1.3 million for the same period in 2010.  The decrease was primarily due to a decrease in non-interest income related to fewer sales of securities and the related gains during the three months ended June 30, 2011 compared to the same period in 2010.  The Company also experienced an increase in non-interest expense partially offset by an increase in net interest income after provision for loan losses.  Basic and diluted income per share was $0.13 for the three-month period ended June 30, 2011 and $0.16 for the comparable period in 2010.

Net income for the six months ended June 30, 2011 was $1.9 million compared to $2.2 million for the same period in 2010.  The decrease was primarily due to a decrease in non-interest income as mentioned above.  An increase in non-interest expense was partially offset by an increase in net interest income.  Basic and diluted income per share was $0.25 for the six months ended June 30, 2011 and $0.29 for the same period in 2010.

Financial Condition

Total Assets.  Total assets decreased to $566.7 million at June 30, 2011 from $575.0 million at December 31, 2010.  Total cash and cash equivalents decreased to $55.0 million at June 30, 2011 from $66.3 million at December 31, 2010.  The decrease in cash and cash equivalents was due primarily to a decrease in federal funds sold.

Securities available for sale increased to $84.7 million at June 30, 2011 from $78.5 million at December 31, 2010.  The increase was due primarily to purchases of $53.5 million partially offset by calls, maturities and pay-downs of $46.1 million and sales of $2.1 million.

Net loans amounted to $384.4 million at June 30, 2011, compared to $387.6 million at December 31, 2010.  This decrease was primarily due to loans of $2.3 million transferred into foreclosed assets.

Foreclosed assets increased to $4.5 million at June 30, 2011 from $3.8 million at December 31, 2010.  We transferred 15 loans into foreclosed assets during the six months ended June 30, 2011.  During the same time period we received proceeds of $1.6 million from the sale of 12 properties that had been classified as foreclosed assets.

Total Liabilities.  Total liabilities decreased slightly to $488.0 million at June 30, 2011 from $497.6 million at December 31, 2010.  Deposits decreased to $434.1 million at June 30, 2011 from $447.5 million at December 31, 2010.  Non-interest bearing deposits decreased to $33.0 million at June 30, 2011 from $34.2 million at December 31, 2010.  Interest bearing deposits decreased $12.3 million totaling $401.0 million at June 30, 2011 compared to $413.3 million at December 31, 2010.  Securities sold under agreements to repurchase increased $3.6 million to $25.1 million at June 30, 2011 from $21.5 million at December 31, 2010.  This increase was due primarily to fluctuations in customer deposits.

Stockholders’ Equity.  Stockholders’ equity increased to $78.7 million at June 30, 2011 from $77.3 million at December 31, 2010, principally as a result of $1.9 million in net income and an increase in unrealized gains on securities of $544,000 partially offset by the payment of cash dividends of $932,000 and repurchases of common stock of $169,000 during the six months ended June 30, 2011.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asset Quality

The following tables set forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	June 30, 2011	December 31, 2010

Loans 90 days or more past due and still accruing	$-	$92,728
Non-accrual loans, including $10,936,139 and $11,793,138 classified as
impaired as of June 30, 2011 and December 31, 2010, respectively	11,184,961	12,249,180
Other impaired loans	7,211,137	7,279,258
Total non-performing and impaired loans	$18,396,098	$19,621,166

	June 30, 2011	December 31, 2010
Non-performing and impaired loans to total loans	4.79%	5.06%
Allowance for loan losses to non-performing and impaired loans	26.20	29.19
Allowance for loan losses to total loans	1.25	1.48

At June 30, 2011, the Company’s non-accrual loans decreased $1.0 million to $11.2 million from $12.2 million at December 31, 2010.  At June 30, 2011, First Clover Leaf Bank had five relationships classified as non-accrual with balances in excess of $500,000.  The largest non-accrual relationship was a $2.8 million development credit to a subdivision with excess inventory that is selling slowly due to the economic slowdown.  The credit is secured by the residential property.  A charge down of $930,000 was taken during the first quarter of 2011.  The Bank continues to work with the developer on a plan to increase lot sales.  The second relationship was a $2.5 million credit to a residential real estate developer who is struggling with the economic downturn; the developer is working with the Bank on a strategy to increase lot sales.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.  The third relationship was a $1.0 million credit to a residential real estate developer who is struggling with the economic downturn.  The credit is currently secured by single family residences and some farm land.  The Bank is working with the developer on possible restructuring alternatives, as well as strategies to increase sales.  Currently, we believe the collateral is sufficient to cover the outstanding balance.  The fourth non-accrual relationship was a $902,000 credit to a real estate investor.  The loans are secured by residential real estate.  The investor is experiencing cash flow difficulties due to higher vacancies and the need for property repairs.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.  The fifth non-accrual relationship was a $561,000 credit to a real estate developer.  The primary collateral consists of 27 vacant lots.  The lots are continuing to sell in a manner that is allowing the borrower to continue to make principal payments.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.

In addition to the non-accrual loans in the previous paragraph, at June 30, 2011, our total other impaired loans amounted to $7.2 million compared to $7.3 million at December 31, 2010.  There were four impaired credits with balances in excess of $500,000 at June 30, 2011.  The largest loan was a $3.7 million credit to a real estate investor.  The majority of this property is residential real estate.  The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs.  Currently, we believe the collateral is sufficient to cover the outstanding balance.  The second loan was a $1.5 million credit for a hotel/condominium development.  The property is located in a highly desired resort area.  The Bank is a participant in this loan and is not the lead bank.  Currently, we believe the

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

collateral is sufficient to cover the outstanding balance.  The third credit was a $746,000 commercial real estate credit on a banquet facility struggling with decreased activity due to the economic downturn.  This credit has a partial SBA guarantee and we believe the collateral is sufficient to cover the outstanding balance.  The fourth credit was a $527,000 credit to a real estate investor.  The collateral for this loan is a residential property with acreage.  We previously had a larger relationship with this investor, but we took possession of several of the properties, totaling $367,000 in the fourth quarter of 2010, and then took possession of several additional properties, totaling $167,000 in the first quarter of 2011.  Currently, we believe the collateral is sufficient to cover the outstanding balance.

At June 30, 2011, the Bank had $4.2 million of loans which were classified as Troubled Debt Restructurings.  This was a $3.9 million increase over December 31, 2010.  The primary reason for the increase was the restructure in the first quarter of 2011 of a credit to a real estate investor which had a remaining balance of $3.7 million as of June 30, 2011.  All of these loans were in compliance with their modified terms at June 30, 2011.

The allowance for loan losses to non-performing and impaired loans decreased to 26.20% at June 30, 2011 compared to 29.19% at December 31, 2010.  The decrease in this ratio was due to a decrease in the loan loss reserve balance as $1.8 million in charge-offs was recorded during the first quarter of 2011.  These charge-offs were primarily all a result of special reserve allocations for various non-accrual loans being written off.

At June 30, 2011, First Clover Leaf Bank had 17 properties classified as Real Estate Owned.  The collateral on these properties consisted of a commercial mobile home-site, farmland, two residential lot developments and 13 single family residences.  All of these properties were transferred into Real Estate Owned at the property’s fair value, less estimated cost of disposal, at the date of foreclosure.

At June 30, 2011, we had no potential problem loans which are defined as loans which were not currently classified as non-accrual, 90 days past due or impaired, but where known information about possible credit problems of the borrower caused management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or impaired.

Results of Operations

General.  Net income decreased to $1.0 million for the three months ended June 30, 2011 compared to net income of $1.3 million for the same period in 2010.  Net income decreased to $1.9 million for the six months ended June 30, 2011 compared to net income of $2.2 million for the same period in 2010.  The decrease was primarily due to a decrease in non-interest income related to fewer sales of securities and the related gains during the six months ended June 30, 2011 compared to the same period in 2010.  The Company also experienced an increase in non-interest expense partially offset by an increase in net interest income after provision for loan losses.  Basic and diluted income per share was $0.25 for the six-month period ended June 30, 2011 and $0.29 for the comparable period in 2010.

The overall net interest rate spread and net interest margin increased to 3.06% from 2.75% and to 3.27% from 3.04%, respectively for the six months ended June 30, 2011 compared to the same period in 2010.  Yields on loans and securities continued to decline for the six months ended June 30, 2011 compared to the same period in 2010. Our commercial loans are more sensitive to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently.  The declining rate environment has also resulted in a significant number of the bonds in our securities portfolio with higher yields being called and being replaced with lower yielding bonds.  The overall yield on interest-earning assets declined to 4.58% for the six-month period ended June 30, 2011 from 4.79% for the six-month period ended June 30, 2010.  The overall rate on interest-bearing liabilities declined to 1.52% for the six-month period ended June 30, 2011 from 2.04% for the same period in 2010.  However, our ability to lower the rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate repricing as rates fluctuate.

Net interest income.  Net interest income increased by $225,000 to $4.3 million for the three months ended June 30, 2011 from $4.1 million for the same period last year.  Net interest income increased to $8.6 million for the six months ended June 30, 2011 from $8.2 million for the same period last year.  Net

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $71.6 million for the six months ended June 30, 2011, compared to $78.3 million for the same period in 2010.  The ratio of interest-earning assets to interest-bearing liabilities decreased to 115.66% for the six months ended June 30, 2011 from 116.80% for the same period in 2010.  The net interest rate spread increased to 3.06% for the six months ended June 30, 2011, compared to 2.75% for the comparable period in 2010.  The average rate earned on interest-earning assets decreased by 21 basis points for the six months ended June 30, 2011 to 4.58% from 4.79% for the same period in 2010, while the average rate paid on interest-bearing liabilities decreased by 52 basis points during these periods to 1.52% from 2.04%.  The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets.

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

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$392,783	$5,325	5.44%	$408,536	$5,645	5.54%
Securities	82,891	635	3.07	84,796	709	3.35
Federal Home Loan Bank stock	6,306	2	0.13	6,306	-	-
Interest-earning balances from depository institutions	43,615	28	0.26	31,468	23	0.29
Total interest-earning assets	525,595	5,990	4.57	531,106	6,377	4.82
Non-interest-earning assets	42,860			38,161
Total assets	$568,455			$569,267

Interest-bearing liabilities:
Interest-bearing transaction	$200,364	484	0.97	$187,664	564	1.21
Savings deposits	21,650	40	0.74	19,549	40	0.82
Time deposits	185,543	977	2.11	197,026	1,337	2.72
Securities sold under agreements to repurchase	20,422	2	0.04	19,714	5	0.10
Federal Home Loan Bank advances	21,931	127	2.32	29,543	263	3.57
Subordinated debentures	4,000	23	2.31	3,946	55	5.59
Total interest-bearing liabilities	453,910	1,653	1.46	457,442	2,264	1.99
Non-interest-bearing liabilities	36,096			34,093
Total liabilities	490,006			491,535
Stockholders’ equity	78,449			77,732
Total liabilities and stockholders’ equity	$568,455			$569,267

Net interest income		$4,337			$4,113
Net interest rate spread (1)			3.11%			2.83%
Net interest-earning assets (2)	$71,685			$73,664
Net interest margin (3)			3.31%			3.11%
Ratio of interest-earning assets to interest-bearing liabilities			115.79%			116.10%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Interest on loans includes loan fees collected in the amount of $47,176 and $54,423 for the three months ended June 30, 2011 and 2010, respectively.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	2011			2010
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$394,487	$10,725	5.48%	$412,298	$11,385	5.57%
Securities	81,890	1,233	3.04	89,749	1,510	3.39
Federal Home Loan Bank stock	6,306	3	0.10	6,306	-	-
Interest-earning balances from depository institutions	46,182	53	0.23	36,208	42	0.23
Total interest-earning assets	528,865	12,014	4.58	544,561	12,937	4.79
Non-interest-earning assets	42,006			38,857
Total assets	$570,871			$583,418

Interest-bearing liabilities:
Interest-bearing transaction	$203,313	980	0.97	$183,408	1,128	1.24
Savings deposits	21,266	77	0.73	19,205	79	0.83
Time deposits	186,319	2,058	2.23	198,672	2,774	2.82
Securities sold under agreements to repurchase	20,461	8	0.08	26,551	12	0.09
Federal Home Loan Bank advances	21,928	253	2.33	34,455	605	3.54
Subordinated debentures	3,989	71	3.59	3,940	129	6.60
Total interest-bearing liabilities	457,276	3,447	1.52	466,231	4,727	2.04
Non-interest-bearing liabilities	35,442			39,605
Total liabilities	492,718			505,836
Stockholders’ equity	78,153			77,582
Total liabilities and stockholders’ equity	$570,871			$583,418

Net interest income		$8,567			$8,210
Net interest rate spread (1)			3.06%			2.75%
Net interest-earning assets (2)	$71,589			$78,330
Net interest margin (3)			3.27%			3.04%
Ratio of interest-earning assets to interest-bearing liabilities			115.66%			116.80%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Interest on loans includes loan fees collected in the amount of $108,775 and $91,092 for the six months ended June 30, 2011 and 2010, respectively.

Interest and fee income.  Interest and fee income on loans decreased to $5.3 million for the three months ended June 30, 2011 from $5.6 million for the comparable period in 2010 primarily as a result of a lower average balance in the 2011 period.  Interest and fee income on loans decreased to $10.7 million for the six months ended June 30, 2011 from $11.4 million for the comparable period in 2010.  Interest income on loans decreased primarily as a result of a lower average balance.  The average balance of loans was $394.5 million and $412.3 million for the six months ended June 30, 2011 and 2010, respectively. The average balance decreased primarily due to significant declines in new loan demand over the past year.  The average yield on loans decreased to 5.48% for the six months ended June 30, 2011 from 5.57% for the comparable period in 2010.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest income on securities decreased to $635,000 for the three months ended June 30, 2011 compared to $709,000 for the same period in 2010.  The decrease was due primarily to a decline in yield in addition to a lower average balance.  Interest income on securities decreased to $1.2 million for the six months ended June 30, 2011 from $1.5 million for the comparable period in 2010.  The decrease was due primarily to a decline in yield in addition to a lower average balance.  The average balance of securities was $81.9 million and $89.7 million for the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2010, we experienced large volumes of purchases and maturities of short-term securities for collateral purposes.  The average yield on securities decreased to 3.04% from 3.39% for the six months ended June 30, 2011 and 2010, respectively.  The declining rate environment resulted in a significant number of bonds in our securities portfolio with higher yields being called and replaced with lower yielding bonds.

Interest on other interest-earning deposits increased to $28,000 for the three months ended June 30, 2011 from $23,000 for the comparable period in 2010.  The increase was due primarily to a higher average balance.  Interest on other interest-earning deposits increased to $53,000 for the six months ended June 30, 2011 from $42,000 for the comparable period in 2010.  The increase was due to a higher average balance.  The average balance of other interest-earning deposits increased to $46.2 million from $36.2 million for the six months ended June 30, 2011 and 2010, respectively. The average yield on other interest-earning deposits remained at 0.23% for the six months ended June 30, 2011 and 2010.

Interest expense.  Interest expense on deposits decreased to $1.5 million for the three months ended June 30, 2011 from $1.9 million for the comparable period in 2010.  The decrease was due primarily to a decline in rate and a lower average balance in time deposits partially offset by a higher average balance in interest-bearing transaction accounts.  Interest expense on deposits decreased to $3.1 million for the six months ended June 30, 2011 from $4.0 million for the comparable period in 2010.  The decrease was due primarily to a decline in rate and a lower average balance in time deposits partially offset by a higher average balance in interest-bearing transaction accounts.  The average balance of interest-bearing deposits, comprised of interest bearing transactions, savings deposits, and time deposits, was $410.9 million and $401.3 million for the six months ended June 30, 2011 and 2010, respectively.  The rate for time deposits decreased to 2.23% from 2.82% for the six months ended June 30, 2011 and 2010, respectively.  The rate for interest-bearing transaction accounts decreased to 0.97% from 1.24% for the six months ended June 30, 2011 and 2010, respectively.  The rate for savings deposits decreased to 0.73% from 0.83% for the six months ended June 30, 2011 and 2010, respectively.

Interest expense on Federal Home Loan Bank advances decreased to $127,000 from $263,000 for the three months ended June 30, 2011 and 2010, respectively due primarily to a decline in rate in addition to a lower average balance.  Interest expense on Federal Home Loan Bank advances decreased to $253,000 from $605,000 for the six months ended June 30, 2011 and 2010, respectively due primarily to a decline in rate in addition to a lower average balance.  The average balance of Federal Home Loan Bank advances was $21.9 million and $34.5 million for the six months ended June 30, 2011 and 2010, respectively.  The average rate on Federal Home Loan Bank advances decreased to 2.33% for the six months ended June 30, 2011 compared to 3.54% for the comparable period in 2010.  The rate decline was primarily a result of a restructuring of the advances during the fourth quarter of 2010.

Interest expense on subordinated debentures decreased to $23,000 from $55,000 for the three months ended June 30, 2011 and 2010, respectively due to a decline in rate.  Interest expense on subordinated debentures decreased to $71,000 from $129,000 for the six months ended June 30, 2011 and 2010, respectively due to a decline in rate.  In accordance with the terms of our subordinated debentures, in June 2010 the rate converted from a fixed rate to a variable rate that adjusts quarterly.

Provision for loan losses.  Provision for loan losses increased for the three month period ended June 30, 2011 to $475,000 from $400,000 for the comparable period in 2010.  Provision for loan losses decreased for the six month period ended June 30, 2011 to $775,000 from $823,000 for the comparable period in 2010.  Provisions for loan losses are made to establish an adequate allowance for loan losses,

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

which is based upon the Bank’s loan portfolio composition, risk categories, historical loss experience coupled with current market valuations on collateral, and management’s estimate of probable losses on the portfolio as well as the level of nonperforming and impaired loans.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company’s provision for loan losses.  There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses.  The Company is subject to periodic examination by the OCC, which may require the Company to record increases in the allowance based on its evaluation of available information.  There can be no assurance that the OCC will not require further increases to the allowance.

Non-interest income.  Non-interest income decreased to $497,000 for the three months ended June 30, 2011 from $810,000 for the comparable period in 2010 primarily due to a reduction in gain on sale of securities partially offset by an increase in gain on sale of loans for the three months ended June 30, 2011.  Non-interest income decreased to $748,000 for the six months ended June 30, 2011 from $1.1 million for the comparable period in 2010 primarily due to a reduction in gain on sale of securities partially offset by an increase in gain on sale of loans for the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company chose to sell securities as a strategic plan to restructure the portfolio.  This allowed the Company to restructure the cash flows from securities into a more laddered distribution.  The gain on sale of securities decreased to $106,000 for the six months ended June 30, 2011 from $463,000 for the comparable period in 2010.  The gain on sale of loans increased to $201,000 for the six months ended June 30, 2011 from $165,000 for the same period in 2010.  Other non-interest income decreased primarily due to a loss of $35,000 on sale of foreclosed property for the six months ended June 30, 2011 compared to a loss of $3,000 for the same period in 2010.

Non-interest expense.  Non-interest expense increased to $2.8 million for the three months ended June 30, 2011 from $2.5 million for the same period in 2010.  Non-interest expense increased to $5.5 million for the six months ended June 30, 2011 from $5.0 million for the same period in 2010.  The increase was due primarily to an increase in compensation and employee benefits, professional fees, and real estate owned expense recorded for the six months ended June 30, 2011 compared to the same period in 2010.

Compensation and employee benefits increased to $1.3 million for the three months ended June 30, 2011 from $1.2 million for the same period in 2010.  Compensation and employee benefits increased to $2.5 million for the six months ended June 30, 2011 from $2.3 million for the same period in 2010.  The increase was due to standard merit increases as well as an increased staffing level over the prior year.  The additional staffing was partially attributed to the opening of a Loan Processing Office in Highland, Illinois in 2011.

Professional fees increased to $131,000 for the three months ended June 30, 2011 compared to $104,000 for the comparable period in 2010.  Professional fees increased to $260,000 for the six months ended June 30, 2011 from $141,000 for the comparable period in 2010.  This increase was due primarily to the reversal of $150,000 during the six months ended June 30, 2010 of accrued expenses in connection with the consulting agreement entered into with the former CEO of Partners Bank which was based on certain contingencies that ultimately were not attained.

Real estate owned expense increased to $139,000 for the three months ended June 30, 2011 compared to $49,000 for the comparable period in 2010.  Real estate owned expense increased to $326,000 for the six months ended June 30, 2011 compared to $99,000 for the comparable period in 2010.  This increase was due primarily to additional expenses related to the increased number of foreclosed properties for the six months ended June 30, 2011 compared to the comparable period in 2010.

Income taxes.  Income taxes decreased to $573,000 for the three months ended June 30, 2011 from $705,000 for the comparable period in 2010.  Income taxes decreased to $1.1 million for the six months ended June 30, 2011 from $1.2 million for the comparable period in 2010.  The primary reason for the change in income taxes was the lower level of pre-tax income for the 2011 period offset by an increase in the Illinois corporate income tax rate to 7.0% in 2011 from 4.8% in 2010.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2011 and December 31, 2010, $55.0 million and $66.3 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended June 30, 2011 principal collections on loans exceeded loan originations by $202,000 compared to $10.0 million for the six months ended June 30, 2010.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $46.1 million and $118.2 million for the six months ended June 30, 2011 and 2010, respectively.  We purchased $53.5 million and $122.7 million in available-for-sale investment securities during the six months ended June 30, 2011 and 2010, respectively.  We received proceeds of $2.1 million and $9.3 million from the sale of available for sale securities for the six months ended June 30, 2011 and 2010, respectively.  We received proceeds of $1.6 million from the sale of foreclosed assets for the six months ended June 30, 2011 compared to $466,000 during the same period in 2010.

Deposit flows are generally affected by interest rates as designated by management, the interest rates and products offered by local competitors, and other factors.  Net deposits decreased by $13.4 million and $13.5 million for the six months ended June 30, 2011 and 2010, respectively.  Securities sold under agreements to repurchase had a net increase of $3.6 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively.  There were no repayments of Federal Home Loan Bank advances for the six months ended June 30, 2011 compared to $12.5 million for the six months ended June 30, 2010.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At June 30, 2011, we had $21.9 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $34.1 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at June 30, 2011.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at June 30, 2011 were as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$75,282
Goodwill and core deposit intangible	(12,351)
Disallowed servicing assets	(627)
Unrealized gain on securities AFS, net	(1,159)
Tangible capital to adjusted total assets	$61,145	11.1%	$8,274	1.5%	N/A	-
Allowance as limited by regulatory guidance	3,968
Deduction for low-level recourse	(1,607)
Total capital to risk-weighted assets	$63,506	17.4%	$29,163	8.0%	$36,454	10.0%

Tier 1 capital to risk-weighted assets	$61,145	16.8%	N/A	-	$21,872	6.0%

Tier 1 capital to total assets	$61,145	11.1%	$22,064	4.0%	$27,580	5.0%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at June 30, 2011 follows:

	Variable Rate Commitments	Fixed Rate Commitments	Total Commitments	Range of Rates on Fixed Rate Commitments
	(Dollars in thousands)

Commitments to extend credit	$22,055	$24,720	$46,775	4.00% - 18.00%
Standby letters of credit	$1,634	$2,376	$4,010	5.00% - 6.50%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program are sold with recourse.  The Bank has an agreement to sell residential loans of up to $71.0 million to the FHLB of Chicago.  Approximately $65.7 million have been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.6 million at June 30, 2011.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.

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

The Office of Thrift Supervision (“OTS”) requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The OTS has provided all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  Historically, the OTS model estimated the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the current low level of market interest rates, First Clover Leaf did not receive a NPV calculation for an interest rate decrease of greater than 100 basis points for December 2010 or March 31, 2011.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

INDEX

FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (Continued)

The tables below set forth, as of March 31, 2011 and December 31, 2010, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

March 31, 2011
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated	Estimated Increase (Decrease) in NPV		NPV Ratio
Change in Interest Rates	NPV	Amount	Percent		Change

+300bp	$67,685	$(14,227)	(17)%	12.13%	(202)bp
+200bp	72,967	(8,945)	(11)	12.90	(124)bp
+100bp	77,864	(4,048)	(5)	13.59	(55)bp
+50bp	79,809	(2,103)	(3)	13.86	(28)bp
0bp	81,912	—	—	14.14	0bp
-50bp	82,897	986	1	14.26	12bp
-100bp	84,742	2,831	3	14.51	37bp

December 31, 2010
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates	NPV	Amount	Percent	NPV Ratio	Change

+300bp	$69,537	$(12,789)	(16)%	12.26%	(179)bp
+200bp	74,569	(7,757)	(9)	12.99	(106)bp
+100bp	78,978	(3,348)	(4)	13.61	(44)bp
+50bp	80,653	(1,673)	(2)	13.83	(22)bp
0bp	82,326	—	—	14.05	0bp
-50bp	83,121	795	1	14.14	9bp
-100bp	84,741	2,415	3	14.36	32bp

The 2011 table above indicates that at March 31, 2011, in the event of a 100 basis point decrease in interest rates, we would experience a 3% increase in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 17% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at June 30, 2011, and how those exposures were managed during the three months ended June 30, 2011 have changed materially when compared to the immediately preceding quarter ended March 31, 2011.  However, the Company’s primary market risk exposure has not yet been quantified at June 30, 2011 as the OTS Net Portfolio Value Model is not yet available and the complexity of the model makes it difficult to accurately predict results.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

April 1 - 30, 2011	8,600	$7.27	8,600	10,219
May 1 - 31, 2011	4,000	$7.10	4,000	6,219
June 1 - 30, 2011	4,800	$6.99	4,800	26,419
Total	17,400		17,400

(1)
The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, on December 11, 2008, they increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares, on April 27, 2010, August 24, 2010, November 23, 2010, and June 28, 2011 they authorized additional increases to that plan of 25,000 shares each.  The plan has no expiration date.

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

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: August 15, 2011	BY:	/s/ Dennis M. Terry
Dennis M. Terry,
President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald,
Senior Vice-President and Chief Financial Officer