Form 10-Q/A
period 2011-06-30
First Clover Leaf Financial Corp.
filed 2011-08-26
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes   ☒  No   ☐

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of First Clover Leaf Financial Corp for the quarterly period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T, Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

The Interactive Data Files on Exhibit 101 hereto are not deemed filed with the Securities and Exchange Commission and are not be incorporated by reference into any filing of First Clover Leaf Financial Corp under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6 – Exhibits.

(a)      Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32:	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101:
The following financial statements for the quarter ended June 30, 2011, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

__________________
*           Previously filed
**         Furnished, not filed, herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: August 26, 2011	BY:	/s/ Dennis M. Terry
Dennis M. Terry,
President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald,
Senior Vice-President and Chief Financial Officer