Form 10-Q
period 2011-09-30
First Clover Leaf Financial Corp.
filed 2011-11-14
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2011

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

Registrant’s telephone number, including area code (618) 656-6122

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 4, 2011
Common Stock, par value $.10 per share	7,835,725

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets

Cash and due from banks	$13,682,384	$11,294,266
Interest-earning deposits	10,431,113	12,773,854
Federal funds sold	29,329,840	42,184,927
Total cash and cash equivalents	53,443,337	66,253,047

Interest-earning time deposits	1,729,531	1,718,651
Securities available for sale	89,300,589	78,474,908
Federal Home Loan Bank stock	6,306,273	6,306,273
Loans, net of allowance for loan losses of $4,897,069 and $5,728,395 at September 30, 2011 and December 31, 2010, respectively	381,743,244	387,567,638
Loans held for sale	960,600	—
Property and equipment, net	10,209,121	10,562,321
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	5,018,576	—
Core deposit intangible	888,000	1,120,000
Foreclosed assets	5,497,402	3,844,347
Mortgage servicing rights	627,091	601,325
Accrued interest receivable	1,830,780	1,866,511
Prepaid Federal Deposit Insurance Corporation insurance premiums	1,788,632	2,301,408
Other assets	2,774,993	2,968,232
Total assets	$573,503,492	$574,969,984

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest-bearing	$41,256,129	$34,172,434
Interest-bearing	394,010,737	413,310,775
Total deposits	435,266,866	447,483,209

Federal Home Loan Bank advances	26,939,000	21,924,000
Securities sold under agreements to repurchase	25,282,267	21,457,075
Subordinated debentures	4,000,000	3,974,272
Accrued interest payable	422,964	561,687
Other liabilities	2,523,119	2,236,302
Total liabilities	494,434,216	497,636,545

Stockholders’ Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 7,836,225 and 7,887,702 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	783,623	788,770
Additional paid-in capital	61,784,597	62,116,845
Retained earnings	15,760,363	14,384,059
Accumulated other comprehensive income	1,278,759	614,774
Unearned Employee Stock Ownership Plan shares	(538,066)	(571,009)
Total stockholders’ equity	79,069,276	77,333,439

Total liabilities and stockholders’ equity	$573,503,492	$574,969,984

See Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$5,246,210	$5,706,190	$15,970,496	$17,091,670
Securities:
Taxable interest income	425,661	522,027	1,324,939	1,747,018
Non-taxable interest income	182,834	151,814	516,550	436,335
Federal Home Loan Bank dividends	1,572	—	4,717	—
Interest-earning deposits, federal funds sold, and other	26,380	32,906	79,663	74,632
Total interest and dividend income	5,882,657	6,412,937	17,896,365	19,349,655

Interest expense:
Deposits	1,420,324	1,926,835	4,535,474	5,907,426
Federal Home Loan Bank advances	129,393	247,076	382,671	852,255
Securities sold under agreements to repurchase	1,492	7,417	9,385	19,791
Subordinated debentures	21,886	23,317	92,615	152,569
Total interest expense	1,573,095	2,204,645	5,020,145	6,932,041

Net interest income	4,309,562	4,208,292	12,876,220	12,417,614

Provision for loan losses	891,000	650,000	1,666,000	1,473,000

Net interest income after provision for loan losses	3,418,562	3,558,292	11,210,220	10,944,614

Other income:
Service fees on deposit accounts	104,399	111,776	296,141	294,046
Other service charges and fees	83,267	73,761	255,464	253,364
Loan servicing fees	46,742	55,550	134,507	154,448
Gain on sale or call of securities	348,776	200,593	454,920	663,814
Gain on sale of loans	153,660	157,278	355,121	322,275
Other	75,582	99,297	63,839	118,848
Total other income	812,426	698,255	1,559,992	1,806,795

Other expenses:
Compensation and employee benefits	1,206,764	1,205,235	3,669,271	3,534,313
Occupancy expense	322,811	340,763	950,846	1,034,397
Data processing services	157,972	161,595	481,787	495,408
Director fees	38,000	43,750	109,000	144,200
Professional fees	135,707	98,316	396,110	239,637
Federal Deposit Insurance Corporation insurance premiums	181,532	181,373	544,112	575,349
Other real estate owned related expenses	277,260	55,170	603,284	153,922
Amortization of core deposit intangible	77,320	85,000	232,000	283,000
Amortization of mortgage servicing rights	51,348	78,029	114,304	126,410
Other	469,028	397,665	1,361,513	1,098,925
Total other expenses	2,917,742	2,646,896	8,462,227	7,685,561

Income before income taxes	1,313,246	1,609,651	4,307,985	5,065,848

Income tax expense	459,072	554,717	1,534,670	1,771,010

Net income	$854,174	$1,054,934	$2,773,315	$3,294,838

Basic and diluted earnings per share (see Note 6)	$0.11	$0.14	$0.36	$0.42
Dividends per share	$0.06	$0.06	$0.18	$0.18

See Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$854,174	$1,054,934	$2,773,315	$3,294,838
Other comprehensive income:
Unrealized gains on securities arising during the period, net of tax	344,514	117,215	957,408	129,195
Reclassification adjustment for realized gains included in income, net of tax	(224,960)	(129,382)	(293,423)	(428,160)
Comprehensive income	$973,728	$1,042,767	$3,437,300	$2,995,873

See Notes to Consolidated Financial Statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$2,773,315	$3,294,838
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	3,082	69,451
Premiums and discounts on securities	(344,969)	(800,513)
Core deposit intangible	232,000	283,000
Mortgage servicing rights	114,304	126,410
Amortization of fair value adjustments on:
Loans	(34,628)	(45,000)
Time deposits	(22,000)	(35,000)
Federal Home Loan Bank advances	15,000	(4,000)
Subordinated debt	25,728	33,048
Investment securities	(53,378)	(42,250)
Property and equipment	12,054	12,054
Provision for loan losses	1,666,000	1,473,000
Depreciation	426,802	451,070
ESOP expense	44,186	39,833
Gain on sale or call of securities available for sale	(454,920)	(663,814)
Gain on sale of loans	(355,121)	(322,275)
Gain on sale of property and equipment	(78,832)	(40,289)
Loss (gain) on sale of foreclosed assets	62,951	(39,385)
Write-down on foreclosed assets	169,734	—
Proceeds from sales of loans held for sale	16,272,188	12,942,493
Originations of loans held for sale	(16,877,667)	(11,431,598)
Change in assets and liabilities:
Decrease in prepaid Federal Deposit Insurance Corporation insurance premiums	512,776	527,733
Decrease in accrued interest receivable	35,731	207,974
Increase in mortgage servicing rights	(140,070)	(121,154)
Decrease (increase) in other assets	193,239	(598,333)
Decrease in accrued interest payable	(138,723)	(540,951)
(Decrease) increase in other liabilities	(103,141)	1,295,601
Net cash flows provided by operating activities	3,955,641	6,071,943

Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(10,880)	(1,700,000)
Available for sale securities:
Purchases	(76,032,719)	(130,758,389)
Proceeds from calls, maturities, and paydowns	58,843,176	123,597,019
Proceeds from sales	8,271,072	11,852,666
(Increase) decrease in loans	(2,642)	14,686,957
Purchase of property and equipment	(153,479)	(127,347)
Proceeds from sale of property and equipment	146,655	81,222
Proceeds from sale of foreclosed assets	2,306,842	1,114,148
Purchase of bank-owned life insurance	(5,018,576)	—
Net cash flows (used in) provided by investing activities	(11,650,551)	18,746,276

(Continued)

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Financing Activities
Net decrease in deposit accounts	$(12,194,343)	$(4,465,776)
Net increase in securities sold under agreements to repurchase	3,825,192	8,697,111
Proceeds from Federal Home Loan Bank advances	5,000,000	—
Repayments of Federal Home Loan Bank advances	—	(13,000,000)
Repurchase of common stock	(348,638)	(319,308)
Cash dividends paid	(1,397,011)	(1,406,651)
Net cash flows (used in) financing activities	(5,114,800)	(10,494,624)

Net (decrease) increase in cash and cash equivalents	(12,809,710)	14,323,595

Cash and cash equivalents at beginning of period	66,253,047	47,996,754

Cash and cash equivalents at end of period	$53,443,337	$62,320,349

Supplemental Schedule of Noncash Investing Activities
Assets acquired in settlement of loans	$4,192,582	$1,722,957

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$5,140,140	$7,478,944
Income taxes, net of refunds	1,091,728	775,354

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

During September 2011, the Company filed an application, under which the Bank would convert from a federal savings bank to an Illinois-charted commercial bank that is a member of the Federal Reserve System. As part of the charter conversion, the Company would become a bank holding company instead of a saving and loan holding company. The charter conversion remains subject to regulatory approvals.

Recent accounting pronouncements: The following accounting standards were recently issued relating to the financial services industry:

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”). The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The new authoritative guidance amends only the disclosure requirements for loans and leases and the Allowance. The Company adopted the period-end disclosure provisions of this new authoritative guidance in the reporting period ending December 31, 2010. The Company adopted the disclosure provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011. The adoption of this new guidance did not have an impact on the Company’s statements of income and financial condition. The disclosures related to loans modified in a troubled debt restructuring are effective for the reporting periods beginning after June 15, 2011 and did not have a material impact on the Company’s financial statements.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies (Continued)

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. The provisions of ASU 2011-02 are effective for the interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The provisions of ASU 2011-04 amend FASB ASC Topic 820, clarify the FASB’s intent regarding application of existing fair value measurement guidance, and revise certain measurement and disclosure requirements to achieve convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments clarify the FASB’s intent about the application of the highest-and-best-use and valuation premise and with respect to the measurement of fair value of an instrument classified as equity. The amendment also expands the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements and the items not measured at fair value but for which fair value must be disclosed. The provisions of ASU 2011-04 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption not permitted. The Company is in the process of evaluating the impact of adoption of ASU 2011-04 and does not expect it to have a material impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The provisions of ASU No. 2011-08 permit an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The Company performs its annual impairment test for goodwill as of September 30, each year. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s financial statements.

Reclassifications: Certain reclassifications have been made to the balances, with no effect on net income or total stockholders’ equity, for the three and nine months ended September 30, 2010 and as of December 31, 2010, to be consistent with the classifications adopted as of and for the three and nine months ended September 30, 2011.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 2.    Securities

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, are summarized as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Investment Securities:
U.S. government agency obligations	$32,893,508	$665,685	$—	$33,559,193
Corporate bonds	1,949,733	17,537	(93,394)	1,873,876
State and municipal securities	24,814,757	1,028,778	(27,600)	25,815,935
Other securities	3,501	—	—	3,501
Mortgage-backed securities	27,609,203	493,989	(55,108)	28,048,084

Total Investment Securities available for sale	$87,270,702	$2,205,989	$(176,102)	$89,300,589

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Investment Securities:
U.S. government agency obligations	$41,856,949	$846,029	$(12,585)	$42,690,393
Corporate bonds	2,096,569	43,509	(82,439)	2,057,639
State and municipal securities	17,803,252	358,089	(387,070)	17,774,271
Other securities	3,501	—	—	3,501
Mortgage-backed securities	15,738,693	362,007	(151,596)	15,949,104

Total Investment Securities available for sale	$77,498,964	$1,609,634	$(633,690)	$78,474,908

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 2.    Securities (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010, are summarized as follows:

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
Corporate bonds	$—	$—	$606,606	$93,394	$606,606	$93,394
State and municipal securities	1,682,579	27,600	—	—	1,682,579	27,600
Mortgage-backed securities	7,608,546	55,108	—	—	7,608,546	55,108

	$9,291,125	$82,708	$606,606	$93,394	$9,897,731	$176,102

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government agency obligations	$2,486,130	$12,585	$—	$—	$2,486,130	$12,585
Corporate bonds	—	—	617,561	82,439	617,561	82,439
State and municipal securities	8,028,070	387,070	—	—	8,028,070	387,070
Mortgage-backed securities	8,437,418	151,596	—	—	8,437,418	151,596

	$18,951,618	$551,251	$617,561	$82,439	$19,569,179	$633,690

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At September 30, 2011, the Company had 11 securities in an unrealized loss position which included: one corporate bond, five state and municipal securities, and five mortgage-backed securities. Based on management’s quarterly evaluation, the unrealized losses resulted from changes in market interest rates and liquidity, and not from changes in the probability of contractual cash flows. The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost. Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 2.    Securities (Continued)

The amortized cost and fair value at September 30, 2011, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Other securities have no stated maturity. Therefore, stated maturities are not disclosed for these two categories.

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$20,493,577	$20,692,318
Due after one year through five years	17,687,984	18,358,531
Due after five years through ten years	6,636,107	7,008,708
Due after ten years	14,840,330	15,189,447
Mortgage-backed securities	27,609,203	28,048,084
Other securities	3,501	3,501

	$87,270,702	$89,300,589

Securities with a carrying amount of approximately $74,982,000 and $74,023,000 were pledged to secure deposits as required or permitted by law at September 30, 2011 and December 31, 2010, respectively.

Note 3.    Loans

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	September 30,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$117,328,985	30.2%	$120,609,290	29.9%
Multi-family	30,337,418	7.8	25,320,664	6.3
Commercial	130,759,852	33.6	130,031,058	32.3
Construction and land	39,957,845	10.3	52,504,983	13.0
	318,384,100	81.9	328,465,995	81.5

Commercial business	48,228,468	12.4	51,750,005	12.9

Consumer:
Home equity	20,529,030	5.3	20,957,605	5.2
Automobile and other	1,494,439	0.4	1,655,166	0.4
	22,023,469	5.7	22,612,771	5.6

Total gross loans	388,636,037	100.0%	402,828,771	100.0%
Less undisbursed portion of construction loans	(2,055,450)		(9,589,505)
Less deferred loan origination costs, net	59,726		56,767
Less allowance for loan losses	(4,897,069)		(5,728,395)

Loans, net	$381,743,244		$387,567,638

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

The following tables present our past-due loans, segregated by class, as of September 30, 2011 and December 31, 2010.

September 30, 2011

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$—	$410,529	$567,506	$978,035	$116,350,950	$117,328,985	$—
Multi-family	—	—	556,452	556,452	29,780,966	30,337,418	—
Commercial	480,484	—	5,016,238	5,496,722	125,263,130	130,759,852	—
Construction and land	—	—	3,620,694	3,620,694	36,337,151	39,957,845	—
	480,484	410,529	9,760,890	10,651,903	307,732,197	318,384,100	—

Commercial business	106,792	108,013	574,389	789,194	47,439,274	48,228,468	—

Consumer:
Home equity	42,417	—	119,255	161,672	20,367,358	20,529,030	—
Automobile and other	8,380	—	—	8,380	1,486,059	1,494,439	—
	50,797	—	119,255	170,052	21,853,417	22,023,469	—

Total	$638,073	$518,542	$10,454,534	$11,611,149	$377,024,888	$388,636,037	$—

December 31, 2010

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$1,720,358	$280,962	$1,566,637	$3,567,957	$117,041,333	$120,609,290	$80,886
Multi-family	905,719	—	505,964	1,411,683	23,908,981	25,320,664	—
Commercial	506,017	217,380	1,200,761	1,924,158	128,106,900	130,031,058	—
Construction and land	—	—	6,147,208	6,147,208	46,357,775	52,504,983	—
	3,132,094	498,342	9,420,570	13,051,006	315,414,989	328,465,995	80,886

Commercial business	—	—	43,118	43,118	51,706,887	51,750,005	11,842

Consumer:
Home equity	119,671	55,466	367,304	542,441	20,415,164	20,957,605	—
Automobile and other	—	297	—	297	1,654,869	1,655,166	—
	119,671	55,763	367,304	542,738	22,070,033	22,612,771	—
Total	$3,251,765	$554,105	$9,830,992	$13,636,862	$389,191,909	$402,828,771	$92,728

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

Non-accrual loans, segregated by class, are as follows:

	September 30,	December 31,
	2011	2010
Real estate loans:
One-to-four family	$1,276,187	$2,950,416
Multi-family	1,447,172	505,964
Commercial	5,016,238	1,698,202
Construction and land	4,188,792	6,612,127
	11,928,389	11,766,709

Commercial business	685,807	31,277

Consumer:
Home equity	247,218	451,194
Automobile and other	—	—
	247,218	451,194

Total non-accrual loans	$12,861,414	$12,249,180

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

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful or substandard and also considered to be impaired. For such loans, an allowance is established when the fair value of the collateral, less estimated costs to sell, is lower than the carrying value of that loan for collateral dependent loans. Impaired loans may also be valued based on a discounted cash flow analysis. Beginning with the quarter ended June 30, 2011, the Bank modified its general component allocation method. Prior to the quarter ended June 30, 2011, the general component was analyzed based on non-impaired credits being separated into risk categories for the purposes of estimating credit losses. Risk categories were determined using a variety of financial indicators applied consistently to all credits within the portfolio. The potential loss factor that was applied to each of the risk categories was based on historical losses sustained within those categories, weighted with generally accepted regulatory and industry averages with consideration given to current economic conditions. For all loans that were classified in the Pass category, which was the majority of our loans, we assigned a potential loss factor based on the most recent three years of loss history and utilized only three risk categories.

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

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

The following factors were considered for accessing the need for quantitative adjustments during the most recent three years;

●	local, regional, and national economy
●	financial industry/regulation/legal
●	value of underlying collateral
●	portfolio concentrations/volume
●	past due, non-accrual, asset quality trending
●	lending policy/procedures
●	loan review/oversight
●	staff depth and experience
●	competition

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

Management considers the allowance for loan losses at September 30, 2011 to be at an adequate level. However, changes may be necessary if further economic and other conditions differ substantially from the current environment. Although we use the most recent information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from the estimates, additional provision for credit losses may be required that would reduce future earnings.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements related to delinquency.

A summary analysis of the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning Balance	$4,819,872	$6,073,584	$5,728,395	$6,316,829
Charge-offs	(834,448)	(1,354,814)	(2,613,129)	(2,491,719)
Recoveries	20,645	76,634	115,803	147,294
Provisions	891,000	650,000	1,666,000	1,473,000

Ending Balance	$4,897,069	$5,445,404	$4,897,069	$5,445,404

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2011

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$619,443	$(171,660)	$4,791	$(67,523)	$385,051
Multi-family	560,523	—	—	(202,091)	358,432
Commercial	959,582	—	2,509	363,962	1,326,053
Construction and land	1,904,460	(662,788)	13,345	58,734	1,313,751
	4,044,008	(834,448)	20,645	153,082	3,383,287

Commercial business	687,908	—	—	492,007	1,179,915

Consumer
Home equity	66,008	—	—	243,045	309,053
Automobile and other	21,948	—	—	2,866	24,814
	87,956	—	—	245,911	333,867

Total	$4,819,872	$(834,448)	$20,645	$891,000	$4,897,069

Nine months ended September 30, 2011

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,161,865	$(411,864)	$27,728	(392,678)	$385,051
Multi-family	299,964	(171,878)	—	230,346	358,432
Commercial	1,043,023	(275,405)	6,939	551,496	1,326,053
Construction and land	2,151,810	(1,753,982)	70,589	845,334	1,313,751
	4,656,662	(2,613,129)	105,256	1,234,498	3,383,287

Commercial business	868,572	—	10,547	300,796	1,179,915

Consumer
Home equity	193,756	—	—	115,297	309,053
Automobile and other	9,405	—	—	15,409	24,814
	203,161	—	—	130,706	333,867

Total	$5,728,395	$(2,613,129)	$115,803	$1,666,000	$4,897,069

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of September 30, 2011 and December 31, 2010.

September 30, 2011

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$211,950	$173,101	$385,051	$2,184,654	$115,144,331	$117,328,985
Multi-family	33,221	325,211	358,432	4,027,151	26,310,267	30,337,418
Commercial	170,478	1,155,575	1,326,053	9,089,491	121,670,361	130,759,852
Construction and land	—	1,313,751	1,313,751	4,188,792	35,769,053	39,957,845
	415,649	2,967,638	3,383,287	19,490,088	298,894,012	318,384,100

Commercial business	353,793	826,122	1,179,915	1,900,352	46,328,116	48,228,468

Consumer:
Home equity	105,441	203,612	309,053	746,465	19,782,565	20,529,030
Automobile and other	—	24,814	24,814	—	1,494,439	1,494,439
	105,441	228,426	333,867	746,465	21,277,004	22,023,469

Total	$874,883	$4,022,186	$4,897,069	$22,136,905	$366,499,132	$388,636,037

December 31, 2010

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$256,336	$905,529	$1,161,865	$3,911,857	$116,697,433	$120,609,290
Multi-family	125,604	174,361	299,965	1,864,849	23,455,815	25,320,664
Commercial	—	1,043,023	1,043,023	5,108,802	124,922,256	130,031,058
Construction and land	1,733,019	418,790	2,151,809	6,982,940	45,522,043	52,504,983
	2,114,959	2,541,703	4,656,662	17,868,448	310,597,547	328,465,995

Commercial business	12,766	855,806	868,572	635,231	51,114,774	51,750,005

Consumer:
Home equity	—	193,756	193,756	568,717	20,388,888	20,957,605
Automobile and other	—	9,405	9,405	—	1,655,166	1,655,166
	—	203,161	203,161	568,717	22,044,054	22,612,771

Total	$2,127,725	$3,600,670	$5,728,395	$19,072,396	$383,756,375	$402,828,771

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

Loss – An asset, or portion thereof, classified as loss is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. As such, it is not practical or desirable to defer the write-off. Therefore, there is no balance to report at September 30, 2011 or December 31, 2010.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

The following tables present our credit quality indicators, segregated by class, as of September 30, 2011 and December 31, 2010.

September 30, 2011

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$112,913,991	$1,602,694	$2,667,880	$144,420	$117,328,985
Multi-family	26,310,266	—	3,708,564	318,588	30,337,418
Commercial	110,193,269	11,477,092	8,736,937	352,554	130,759,852
Construction and land	35,769,053	—	4,188,792	—	39,957,845
	285,186,579	13,079,786	19,302,173	815,562	318,384,100

Commercial business	44,300,760	2,027,356	1,417,607	482,745	48,228,468

Consumer:
Home equity	19,539,799	192,084	691,706	105,441	20,529,030
Automobile and other	1,494,439	—	—	—	1,494,439
	21,034,238	192,084	691,706	105,441	22,023,469

Total	$350,521,577	$15,299,226	$21,411,486	$1,403,748	$388,636,037

December 31, 2010

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$114,935,462	$1,052,773	$2,578,679	$2,042,376	$120,609,290
Multi-family	23,455,816	—	1,358,884	505,964	25,320,664
Commercial	113,169,937	11,332,714	5,458,407	70,000	130,031,058
Construction and land	45,232,786	605,162	5,094,896	1,572,139	52,504,983
	296,794,001	12,990,649	14,490,866	4,190,479	328,465,995

Commercial business	45,833,013	5,281,761	635,231	—	51,750,005

Consumer:
Home equity	19,725,070	145,534	827,396	259,605	20,957,605
Automobile and other	1,655,166	—	—	—	1,655,166
	21,380,236	145,534	827,396	259,605	22,612,771
Total	$364,007,250	$18,417,944	$15,953,493	$4,450,084	$402,828,771

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

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

The following tables provide details of impaired loans, segregated by class, as of September 30, 2011 and December 31, 2010. The unpaid contractual balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

September 30, 2011

	Unpaid Contractual Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance

Real Estate Loans:
One-to-four family	$2,184,654	$841,460	$1,343,194	$2,184,654	$211,950
Multi-family	4,365,968	3,963,930	63,221	4,027,151	33,221
Commercial	9,089,491	7,862,162	1,227,329	9,089,491	170,478
Construction and land	5,597,292	4,188,792	—	4,188,792	—
	21,237,405	16,856,344	2,633,744	19,490,088	415,649

Commercial business	1,996,722	1,286,665	613,687	1,900,352	353,793

Consumer:
Home equity	746,465	641,024	105,441	746,465	105,441
Automobile and other	—	—	—	—	—
	746,465	641,024	105,441	746,465	105,441

Total	$23,980,592	$18,784,033	$3,352,872	$22,136,905	$874,883

December 31, 2010

	Unpaid Contractual Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance

Real Estate Loans:
One-to-four family	$4,004,279	$2,683,571	$1,228,286	$3,911,857	$256,336
Multi-family	1,864,849	1,358,885	505,964	1,864,849	125,604
Commercial	5,532,693	4,990,316	118,487	5,108,803	—
Construction and land	8,129,144	921,480	6,061,458	6,982,938	1,733,019
	19,530,965	9,954,252	7,914,195	17,868,447	2,114,959

Commercial business	731,603	520,878	114,354	635,232	12,766

Consumer:
Home equity	568,717	529,416	39,301	568,717	—
Automobile and other	—	—	—	—	—
	568,717	529,416	39,301	568,717	—
Total	$20,831,285	$11,004,546	$8,067,850	$19,072,396	$2,127,725

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

The following tables provide the average recorded investment of impaired loans, segregated by class, for the three and nine months ended September 30, 2011. The interest income recognized column represents all interest income reported either on a cash or accrued basis after the loan became impaired. The cash basis income column represents only the interest income recognized on a cash basis after the loan was classified as impaired.

Three Months Ended September 30, 2011

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized from Impaired Loans

Real Estate Loans:
One-to-four family	$2,364,020	$12,456	$—
Multi-family	4,040,408	35,366	—
Commercial	7,671,455	102,149	—
Construction and land	4,670,565	—	—
	18,746,448	149,971	—

Commercial business	1,591,120	13,291	—

Consumer:
Home equity	694,926	8,412	—
Automobile and other	1,018	—	—
	695,945	8,412	—

Total	$21,033,513	$171,674	$—

Nine Months Ended September 30, 2011

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized from Impaired Loans

Real Estate Loans:
One-to-four family	$2,705,764	$24,704	$—
Multi-family	4,065,663	88,194	3,995
Commercial	4,969,727	180,991	6,839
Construction and land	5,588,473	3,876	—
	17,329,627	297,765	10,834

Commercial business	988,890	25,707	—

Consumer
Home equity	596,728	14,707	—
Automobile and other	2,960	—	—
	599,688	14,707	—

Total	$18,918,205	$338,179	$10,834

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, interest rates below market rates, loan maturity extensions, forbearance agreements, forgiveness of principal, extended amortizations, additional extensions of credit that creates a credit balance that exceeds the collateral value, or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on the current fair value of the collateral, less selling costs for collateral dependent loans. We may also value loans based on a discounted cash flow analysis at the loan’s effective interest rate. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs) impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modifications, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Loans classified as troubled debt restructurings during the three and nine months ended September 30, 2011, segregated by class, are shown in the tables below.

Three months ended September 30, 2011

	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance (as of period end)
Real estate loans:
One-to-four family	1	$485,983	$64,283

Consumer:
Home equity	1	127,962	—

Total	2	$613,945	$64,283

Nine months ended September 30, 2011

	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance (as of period end)
Real estate loans:
One-to-four family	2	$1,010,652	$139,574
Multi-family	2	3,470,700	—
	4	4,481,352	139,574

Consumer:
Home equity	2	333,518	—

Total	6	$4,814,870	$139,574

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

For the three months ended September 30, 2011, the one-to-four family loan modification was classified as a TDR due to an additional extension of credit that created a credit balance that exceeds the collateral value, while the home equity modification was due to a loan maturity extension. For the nine months ended September 30, 2011, one of the one-to-four family loan modifications was classified as a TDR due to an additional extension of credit that created a credit balance that exceeds the collateral value while the other one-to-four family modification was due to a loan maturity extension. The two multi-family loans were classified as TDRs due to forbearance agreements. The home equity loan modifications were due to a loan maturity extension on one of the loans, and a forbearance agreement on the other loan. The financial impact of these modifications was immaterial. In addition, there was no material impact on the allowance as a result of these modifications.

There are no TDR loans during the period October 1, 2010 through September 30, 2011 that have defaulted on their restructured terms.

As of September 30, 2011, we had $5.9 million of performing loans classified as troubled debt restructuring.

Note 4.    Core Deposit Intangible

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	September 30,	December 31,
	2011	2010
Core deposit intangible	$3,258,000	$3,258,000
Less accumulated amortization	(2,370,000)	(2,138,000)

	$888,000	$1,120,000

Amortization expense on core deposit intangible for the three and nine months ended September 30, 2011 was $77,320 and $232,000, respectively and $85,000 and $283,000 for the comparable periods in 2010.

Estimated future amortization expense on core deposit intangible for the remaining three months of 2011 and each of the five succeeding fiscal years is as follows:

Period	Amount
Three months ending December 31, 2011	$72,000
Year ending December 31, 2012	281,000
Year ending December 31, 2013	264,000
Year ending December 31, 2014	75,000
Year ending December 31, 2015	58,000
Year ending December 31, 2016	58,000

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

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future, and we may be required to record additional goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would result or, it if does, whether such charge would be material. However, any such future impairment loss would be limited to the remaining goodwill balance of $11,385,323 at September 30, 2011. Subsequent reversal of goodwill impairment losses is not permitted. At our annual impairment assessment date of September 30, 2011, our analysis indicated that no further impairment existed.

Note 6.    Earnings per Share

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding. Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net earnings available to common stockholders	$854,174	$1,054,934	$2,773,315	$3,294,838
Basic potential common shares:
Weighted average shares outstanding	7,849,980	7,915,307	7,868,832	7,935,723
Weighted average unallocated Employee Stock Ownership Plan shares	(106,272)	(114,776)	(108,382)	(116,886)
Basic weighted average shares outstanding	7,743,708	7,800,531	7,760,450	7,818,837

Dilutive potential common shares	—	—	—	—

Diluted weighted average shares outstanding	7,743,708	7,800,531	7,760,450	7,818,837

Basic and diluted earnings per share	$0.11	$0.14	$0.36	$0.42

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 7.    Employee Stock Ownership Plan

The Company has an employee stock ownership plan (ESOP) which covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with its initial stock offering in 2004, the Company loaned funds to the ESOP for the purchase of its common stock at the initial public offering price. The loan is being repaid based on a variable interest rate over 20 years beginning December 31, 2004. All shares are held in a suspense account for allocation among the participants as the loan is repaid. Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the remaining life of the note. The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the average fair market value of the shares committed to be released. Compensation expense of $14,043 and $44,186 was recorded for the three and nine months ended September 30, 2011, respectively and $12,018 and $39,833 for the comparable periods in 2010.

Dividends on unallocated ESOP shares, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding note. The Company is planning on terminating the ESOP plan during 2012. Normal allocations for 2011 will occur as usual.

The following table reflects the shares held by the plan at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Unallocated shares (fair value at September 30, 2011 and December 31, 2010 of $ 651,056 and $749,509, respectively)	104,169	110,547
Additional shares purchased and allocated	4,560	—
Allocated shares	66,590	60,212

	175,319	170,759

Note 8.    Fair Value of Financial Instruments

FASB ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. Fair value is determined under the framework established by ASC Topic 820, Fair Value Measurement and Disclosures. ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following information presents estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 and the methods and assumptions used to estimate those fair values.

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

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 8.    Fair Value of Financial Instruments (Continued)

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$53,443,337	$53,443,337	$66,253,047	$66,253,047
Interest-earning time deposits	1,729,531	1,729,531	1,718,651	1,718,651
Securities	89,300,589	89,300,589	78,474,908	78,474,908
Federal Home Loan Bank stock	6,306,273	6,306,273	6,306,273	6,306,273
Loans, including loans held for sale, net	382,703,844	388,558,511	387,567,638	384,965,267
Accrued interest receivable	1,830,780	1,830,780	1,866,511	1,866,511

Financial liabilities:
Non-interest bearing deposits	41,256,129	41,256,129	34,172,434	34,172,434
Interest bearing deposits	394,010,737	395,264,608	413,310,775	415,075,294
Federal Home Loan Bank advances	26,939,000	27,163,033	21,924,000	22,021,145
Securities sold under agreement to repurchase	25,282,267	25,282,267	21,457,075	21,457,075
Subordinated debentures	4,000,000	4,000,000	3,974,272	3,974,272
Accrued interest payable	422,964	422,964	561,687	561,687

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

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included with Level 1 that are observable for the asset or liability either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived from or corroborated by market data by correlation or other means. Level 3 inputs are unobservable inputs for determining the fair value of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. During the nine months ended September 30, 2011, there were no transfers between Level 1 and Level 2.

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level as of September 30, 2011 and December 31, 2010 are summarized below:

	September 30, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities:
U.S. government agency obligations	$—	$33,559,193	$—	$33,559,193
Corporate bonds	—	1,873,876	—	1,873,876
State and municipal securities	—	25,815,935	—	25,815,935
Other securities	—	3,501	—	3,501
Mortgage-backed securities	—	28,048,084	—	28,048,084
Total investment securities available for sale	$—	$89,300,589	$—	$89,300,589

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities:
U.S. government agency obligations	$—	$42,690,393	$—	$42,690,393
Corporate bonds	—	2,057,639	—	2,057,639
State and municipal securities	—	17,774,271	—	17,774,271
Other securities	—	3,501	—	3,501
Mortgage-backed securities	—	15,949,104	—	15,949,104

Total investment securities available for sale	$—	$78,474,908	$—	$78,474,908

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 9.    Fair Value Measurements (Continued)

Assets and liabilities measured at fair value on a nonrecurring basis by fair value hierarchy level as of September 30, 2011 and December 31, 2010 are summarized below:

	September 30, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$—	$—	$2,477,989	$2,477,989
Foreclosed assets	$—	$—	$882,600	$882,600

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans	$—	$—	$5,940,125	$5,940,125

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

Foreclosed assets are collateral dependent and are recorded at the lesser of the recorded investment in the receivable or the appraised value less estimated costs to sell. For the period ended September 30, 2011, four properties were written down to fair value after initial acquisition. For the year ended December 31, 2010, no foreclosed assets were written down to fair value after initial acquisition.

As noted in Note 5, an implied fair value of goodwill was measured for the reporting unit, in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. For the periods ended September 30, 2011 and December 31, 2010, there were no adjustments to the valuation of goodwill.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

Note 10.      Subsequent Events

Events occurring subsequent to September 30, 2011, have been evaluated as to their potential impact to the financial statements through the date of issuance of this report.

On October 25, 2011, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended September 30, 2011. The dividend was payable to stockholders of record as of November 10, 2011 and will be paid on November 18, 2011.

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

Our evaluation of risk in maintaining the allowance for loan losses includes the review of the specific and general allocations. The specific component relates to loans that are classified as doubtful, substandard or special mention and are also considered to be impaired. For such loans, an allowance is established when the fair value of the collateral, less estimated costs to sell, is lower than the carrying value of that loan for collateral dependent loans. Impaired loans may also be valued based on a discounted cash flow analysis. The general component is analyzed by separating the loans into homogenous loan pools according to similar risk characteristics, and analyzing the pools using the following three criteria; historical loss data, risk migration, and qualitative adjustments. After analyzing these three criteria, a loss factor is determined and applied to each loan pool. The total from each pool forms the general reserve for each non-impaired pool which is then combined with the specific reserves on impaired loans to arrive at total required reserves. As discussed in Item 1, Note 3, the methodology for calculating the general component was refined during the quarter ended June 30, 2011.

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

The functions of the Office of Thrift Supervision, which was the Bank’s and the Company’s primary regulator, transferred to the OCC, with respect to the Bank, and the Federal Reserve Board, with respect to the Company, effective July 21, 2011.

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

First Clover Leaf utilizes a two step valuation approach to test for goodwill impairment. We estimate the fair value of our single reporting unit as of the measurement date utilizing two valuation methodologies including the comparable transactions approach, and the control premium approach which utilizes the Company’s stock price. We then compare the estimated fair value to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date. At our annual impairment assessment date of September 30, 2011, our analysis indicated that no impairment existed. Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill. Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations. In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill. See Item 1, Note 5 for additional information on goodwill impairment.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Clover Leaf had net income of $854,000 for the three months ended September 30, 2011 compared to net income of $1.1 million for the same period in 2010. The decrease was primarily due to a higher provision for loan losses and an increase in other real estate owned related expenses partially offset by an increase in net interest income and higher gains on the sale of securities for the three months ended September 30, 2011 compared to the same period in 2010. Basic and diluted income per share was $0.11 for the three-month period ended September 30, 2011 and $0.14 for the comparable period in 2010.

Net income for the nine months ended September 30, 2011 was $2.8 million compared to $3.3 million for the same period in 2010. The decrease was primarily due to an increase in other real estate owned related expenses and an increase in provision for loan losses along with a reduction in gains on the sale of securities partially offset by an increase in net interest income for the nine months ended September 30, 2011 compared to the same period in 2010. Basic and diluted income per share was $0.36 for the nine months ended September 30, 2011 and $0.42 for the same period in 2010.

Financial Condition

Total Assets. Total assets decreased to $573.5 million at September 30, 2011 from $575.0 million at December 31, 2010. Total cash and cash equivalents decreased to $53.4 million at September 30, 2011 from $66.3 million at December 31, 2010. The decrease in cash and cash equivalents was due primarily to a decrease in federal funds sold.

Securities available for sale increased to $89.3 million at September 30, 2011 from $78.5 million at December 31, 2010. The increase was due primarily to purchases of $76.0 million partially offset by calls, maturities and pay-downs of $58.8 million and sales of $8.3 million.

Net loans amounted to $381.7 million at September 30, 2011, compared to $387.6 million at December 31, 2010. This decrease was primarily due to loans of $4.2 million transferred into foreclosed assets.

As of September 30, 2011, the Company had $5.0 million invested in bank-owned life insurance. Previously, the Company did not have any bank-owned life insurance. The Company purchased the bank-owned life insurance in August 2011. The intent of this purchase was to offset some of the expenses of our existing employee benefit plans, as allowed. No additional benefits plans were adopted in conjunction with this purchase.

Foreclosed assets increased to $5.5 million at September 30, 2011 from $3.8 million at December 31, 2010. We transferred 18 loans into foreclosed assets during the nine months ended September 30, 2011. During the same time period we received proceeds of $2.3 million from the sale of 14 properties that had been classified as foreclosed assets.

Total Liabilities. Total liabilities decreased to $494.4 million at September 30, 2011 from $497.6 million at December 31, 2010. Deposits decreased to $435.3 million at September 30, 2011 from $447.5 million at December 31, 2010. Non-interest bearing deposits increased to $41.3 million at September 30, 2011 from $34.2 million at December 31, 2010. Interest bearing deposits decreased $19.3 million totaling $394.0 million at September 30, 2011 compared to $413.3 million at December 31, 2010. Federal Home Loan Bank advances increased $5.0 million due to a new short-term borrowing. Securities sold under agreements to repurchase increased $3.8 million to $25.3 million at September 30, 2011 from $21.5 million at December 31, 2010. This increase was due primarily to fluctuations in customer deposits.

Stockholders’ Equity. Stockholders’ equity increased to $79.1 million at September 30, 2011 from $77.3 million at December 31, 2010, principally as a result of $2.8 million in net income and an increase in unrealized gains on securities of $664,000 partially offset by the payment of cash dividends of $1.4 million and repurchases of common stock of $349,000 during the nine months ended September 30, 2011.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asset Quality

The following tables set forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	September 30,	December 31,
	2011	2010

Loans 90 days or more past due and still accruing	$—	$92,728
Non-accrual loans, including $12,801,506 and $11,793,138 classified as impaired as of September 30, 2011 and December 31, 2010, respectively	12,861,414	12,249,180
Other impaired loans	9,335,399	7,279,258
Total non-performing and impaired loans	$22,196,813	$19,621,166

	September 30,	December 31,
	2011	2010
Non-performing and impaired loans to total loans	5.80%	5.06%
Allowance for loan losses to non-performing and impaired loans	22.06	29.19
Allowance for loan losses to total loans	1.28	1.48

At September 30, 2011, the Company’s non-accrual loans increased $700,000 to $12.9 million from $12.2 million at December 31, 2010. At September 30, 2011, First Clover Leaf Bank had six relationships classified as non-accrual with balances in excess of $500,000. The largest non-accrual relationship is a $4.0 million commercial development credit. The developers are experiencing cash flow difficulties due to the current economic downturn. Collateral is sufficient to cover the outstanding loan balance. The second relationship is a $2.7 million development credit for a subdivision with excess inventory that is selling slowly due to the economic slowdown. The credit is secured by the residential property. A charge-down of $930,000 was taken during the first quarter of 2011. The Bank continues to work with the developer on a marketing plan to increase lot sales. Lot sales in 2011 have increased over the previous year. The third relationship is a $1.0 million credit to an entrepreneur and real estate developer who is struggling with the economic downturn. The developer is working with the Bank on a strategy to increase lot sales. We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance. The fourth relationship is a $1.0 million credit to an investor who holds real estate and financial institution stock. The collateral for this credit is stock in a financial institution and multifamily real estate. The investor paid this credit down by $500,000 in late 2010. Recent developments since the quarter end have management reevaluating the stock value to determine if additional reserves will be necessary. The fifth non-accrual relationship is an $891,000 credit to a real estate investor. The loans are secured by residential real estate. The investor is experiencing cash flow difficulties due to higher vacancies and the need for property repairs. We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance. The sixth non-accrual relationship is a $698,000 credit on a commercial property that is currently a full service spa and salon. Collateral for this loan includes the building and equipment. The business has experienced decreased activity and has recently closed the facility. Collateral is sufficient to cover the outstanding loan balance.

In addition to the non-accrual loans in the previous paragraph, we have loans that are still performing and accruing interest that we categorize as impaired due to observed credit deterioration that we believe in the future may impact our ability to collect all principal and interest according to the current contractual terms. We have elected to downgrade these loans to impaired status in order to individually evaluate them for our allowance for loan losses. At September 30, 2011, our total other impaired loans

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

amounted to $9.3 million compared to $7.3 million at December 31, 2010. There are seven impaired credits not classified as non-accrual with balances in excess of $500,000 at September 30, 2011. The largest loan is a $2.8 million credit to a real estate investor. The majority of this property is residential real estate. The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs. The second loan is a $1.5 million credit for a hotel/condominium development. The property is located in a resort area. The Bank is a participant in this loan and is not the lead bank. The third credit is a $1.2 million credit to a residential investor where the majority of the collateral is a mobile home park. The park is experiencing lower occupancy levels due to some temporary employment leaving the area, as those employees had taken short term leases in the park. The fourth credit is a $1.2 million credit to a law firm for daily operations, as well as a loan on a corporate aircraft. The firm is experiencing cash flow difficulties and is in process of selling the aircraft. The fifth credit is a $739,000 commercial real estate credit on a banquet facility struggling with decreased activity due to the economic downturn. This credit has a partial SBA guarantee. The sixth credit is a $580,000 credit collateralized by acreage with an equestrian facility and apartments. The owner is struggling with cash due to the economic downturn. The seventh credit is a $525,000 credit to a real estate investor. The collateral for this loan is a residential property with acreage. The Bank previously had a larger relationship with this investor, but we took possession of several of the properties, totaling $367,000 in the fourth quarter of 2010, and then took possession of several additional properties, totaling $167,000 in the first quarter of 2011. Currently, we believe the collateral is sufficient to cover the outstanding balances on all but one of these credits. Allowances have been set aside for the collateral shortage on that one credit.

The allowance for loan losses to non-performing and impaired loans decreased to 22.06% at September 30, 2011 compared to 29.19% at December 31, 2010. The decrease in this ratio is due to a decrease in the loan loss reserve balance as $2.6 million in charge-offs were recorded during the first nine months of 2011. These charge-offs were primarily all a result of special reserve allocations for various non-accrual loans being written off.

At September 30, 2011, First Clover Leaf Bank had 16 properties classified as Real Estate Owned. The collateral on these properties consisted of a commercial mobile home-site, farmland, three residential lot developments and eleven single family residences. All of these properties were transferred into Real Estate Owned at the property’s fair value, less estimated costs of disposal, at the date of foreclosure.

Results of Operations

General. Net income decreased to $854,000 for the three months ended September 30, 2011 compared to net income of $1.1 million for the same period in 2010. Net income decreased to $2.8 million for the nine months ended September 30, 2011 compared to net income of $3.3 million for the same period in 2010. The decrease was primarily due to an increase in other real estate owned expenses and an increase in provision for loan losses along with a reduction in gains on the sale of securities partially offset by an increase in net interest income for the nine months ended September 30, 2011 compared to the same period in 2010. Basic and diluted income per share was $0.36 for the nine month period ended September 30, 2011 and $0.42 for the comparable period in 2010.

The overall net interest rate spread and net interest margin increased to 3.06% from 2.77% and to 3.27% from 3.06%, respectively, for the nine months ended September 30, 2011 compared to the same period in 2010. Yields on loans and securities continued to decline for the nine months ended September 30, 2011 compared to the same period in 2010. The overall yield on interest-earning assets declined to 4.54% for the nine month period ended September 30, 2011 from 4.76% for the nine month period ended September 30, 2010. The overall rate on interest-bearing liabilities declined to 1.48% for the nine month period ended September 30, 2011 from 1.99% for the same period in 2010. However, our ability to lower the rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate. In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate repricing as rates fluctuate.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net interest income. Net interest income increased by $101,000 to $4.3 million for the three months ended September 30, 2011 from $4.2 million for the same period last year. Net interest income increased to $12.9 million for the nine months ended September 30, 2011 from $12.4 million for the same period last year. Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $72.2 million for the nine months ended September 30, 2011, compared to $77.4 million for the same period in 2010. The ratio of interest-earning assets to interest-bearing liabilities decreased to 115.87% for the nine months ended September 30, 2011 from 116.62% for the same period in 2010. The net interest rate spread increased to 3.06% for the nine months ended September 30, 2011, compared to 2.77% for the comparable period in 2010. The average rate earned on interest-earning assets decreased by 22 basis points for the nine months ended September 30, 2011 to 4.54% from 4.76% for the same period in 2010, while the average rate paid on interest-bearing liabilities decreased by 51 basis points during these periods to 1.48% from 1.99%. The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$389,885	$5,246	5.34%	$402,592	$5,707	5.62%
Securities	87,059	608	2.77	81,826	673	3.26
Federal Home Loan Bank stock	6,306	2	0.13	6,306	—	—
Interest-earning balances from depository institutions	40,491	26	0.25	49,926	33	0.26
Total interest-earning assets	523,741	5,882	4.46	540,650	6,413	4.71
Non-interest-earning assets	45,638			37,044
Total assets	$569,379			$577,694

Interest-bearing liabilities:
Interest-bearing transaction	$202,360	455	0.89	$194,886	583	1.19
Savings deposits	21,403	40	0.74	19,508	37	0.75
Time deposits	175,627	925	2.09	194,883	1,306	2.66
Securities sold under agreements to repurchase	24,924	1	0.02	24,542	8	0.13
Federal Home Loan Bank advances	22,044	130	2.34	27,197	247	3.60
Subordinated debentures	4,000	22	2.18	3,955	24	2.41
Total interest-bearing liabilities	450,358	1,573	1.39	464,971	2,205	1.88
Non-interest-bearing liabilities	39,657			34,251
Total liabilities	490,015			499,222
Stockholders’ equity	79,364			78,472
Total liabilities and stockholders’ equity	$569,379			$577,694

Net interest income		$4,309			$4,208
Net interest rate spread (1)			3.07%			2.83%
Net interest-earning assets (2)	$73,383			$75,679
Net interest margin (3)			3.26%			3.09%
Ratio of interest-earning assets to interest-bearing liabilities			116.29%			116.28%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes loan fees collected in the amount of $45,221 and $70,062 for the three months ended September 30, 2011 and 2010, respectively.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$392,936	$15,970	5.43%	$409,027	$17,092	5.59%
Securities	83,632	1,841	2.94	87,079	2,183	3.35
Federal Home Loan Bank stock	6,306	5	0.11	6,306	—	—
Interest-earning balances from depository institutions	44,264	80	0.24	40,831	75	0.25
Total interest-earning assets	527,138	17,896	4.54	543,243	19,350	4.76
Non-interest-earning assets	43,230			38,246
Total assets	$570,368			$581,489

Interest-bearing liabilities:
Interest-bearing transaction	$202,992	1,435	0.95	$187,276	1,711	1.22
Savings deposits	21,312	117	0.73	19,307	116	0.80
Time deposits	182,716	2,983	2.18	197,395	4,080	2.76
Securities sold under agreements to repurchase	21,965	9	0.05	25,874	20	0.10
Federal Home Loan Bank advances	21,967	383	2.33	32,009	852	3.56
Subordinated debentures	3,993	93	3.11	3,945	153	5.19
Total interest-bearing liabilities	454,945	5,020	1.48	465,806	6,932	1.99
Non-interest-bearing liabilities	36,862			37,801
Total liabilities	491,807			503,607
Stockholders’ equity	78,561			77,882
Total liabilities and stockholders’ equity	$570,368			$581,489

Net interest income		$12,876			$12,418
Net interest rate spread (1)			3.06%			2.77%
Net interest-earning assets (2)	$72,193			$77,437
Net interest margin (3)			3.27%			3.06%
Ratio of interest-earning assets to interest-bearing liabilities			115.87%			116.62%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes loan fees collected in the amount of $153,996 and $161,154 for the nine months ended September 30, 2011 and 2010, respectively.

Interest and fee income. Interest and fee income on loans decreased to $5.2 million for the three months ended September 30, 2011 from $5.7 million for the comparable period in 2010 primarily as a result of a lower average balance and lower yield in the 2011 period. Interest and fee income on loans decreased to $16.0 million for the nine months ended September 30, 2011 from $17.1 million for the comparable period in 2010. Interest income on loans decreased primarily as a result of a lower average balance and lower yield. The average balance of loans was $392.9 million and $409.0 million for the nine months ended September 30, 2011 and 2010, respectively. The average balance decreased primarily due to significant declines in new loan demand over the past year. The average yield on loans decreased to 5.43% for the nine months ended September 30, 2011 from 5.59% for the comparable period in 2010.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest income on securities decreased to $608,000 for the three months ended September 30, 2011 compared to $673,000 for the same period in 2010. The decrease was due primarily to a decline in yield despite a higher average balance. Interest income on securities decreased to $1.8 million for the nine months ended September 30, 2011 from $2.2 million for the comparable period in 2010. The decrease was due primarily to a decline in yield in addition to a lower average balance. The average balance of securities was $83.6 million and $87.1 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2010, we experienced large volumes of purchases and maturities of short-term securities for collateral purposes. The average yield on securities decreased to 2.94% from 3.35% for the nine months ended September 30, 2011 and 2010, respectively. The declining rate environment resulted in a significant number of bonds in our securities portfolio with higher yields being called and replaced with lower yielding bonds.

Interest on other interest-earning deposits decreased to $26,000 for the three months ended September 30, 2011 from $33,000 for the comparable period in 2010. The decrease was due primarily to a lower average balance. Interest on other interest-earning deposits increased to $80,000 for the nine months ended September 30, 2011 from $75,000 for the comparable period in 2010. The increase was due to a higher average balance. The average balance of other interest-earning deposits increased to $44.3 million from $40.8 million for the nine months ended September 30, 2011 and 2010, respectively. The average yield on other interest-earning deposits decreased to 0.24% for the nine months ended September 30, 2011 from 0.25% for the comparable period in 2010.

Interest expense. Interest expense on deposits decreased to $1.4 million for the three months ended September 30, 2011 from $1.9 million for the comparable period in 2010. The decrease was due primarily to a decline in rate and a lower average balance in time deposits and a decline in yield on interest-bearing transaction accounts. Interest expense on deposits decreased to $4.5 million for the nine months ended September 30, 2011 from $5.9 million for the comparable period in 2010. The decrease was due primarily to a decline in rate and a lower average balance in time deposits and a decline in yield on interest-bearing transaction accounts. The average balance of interest-bearing deposits, comprised of interest bearing transactions, savings deposits, and time deposits, was $407.0 million and $404.0 million for the nine months ended September 30, 2011 and 2010, respectively. The rate for time deposits decreased to 2.18% from 2.76% for the nine months ended September 30, 2011 and 2010, respectively. The rate for interest-bearing transaction accounts decreased to 0.95% from 1.22% for the nine months ended September 30, 2011 and 2010, respectively. The rate for savings deposits decreased to 0.73% from 0.80% for the nine months ended September 30, 2011 and 2010, respectively.

Interest expense on Federal Home Loan Bank advances decreased to $130,000 from $247,000 for the three months ended September 30, 2011 and 2010, respectively due primarily to a decline in rate in addition to a lower average balance. Interest expense on Federal Home Loan Bank advances decreased to $383,000 from $852,000 for the nine months ended September 30, 2011 and 2010, respectively due primarily to a decline in rate in addition to a lower average balance. The average balance of Federal Home Loan Bank advances was $22.0 million and $32.0 million for the nine months ended September 30, 2011 and 2010, respectively. The average rate on Federal Home Loan Bank advances decreased to 2.33% for the nine months ended September 30, 2011 compared to 3.56% for the comparable period in 2010. The rate decline was primarily a result of a restructuring of the advances during the fourth quarter of 2010.

Interest expense on subordinated debentures decreased to $22,000 from $24,000 for the three months ended September 30, 2011 and 2010, respectively due to a decline in rate. Interest expense on subordinated debentures decreased to $93,000 from $153,000 for the nine months ended September 30, 2011 and 2010, respectively due to a decline in rate. In accordance with the terms of our subordinated debentures, in June 2010 the rate converted from a fixed rate to a variable rate that adjusts quarterly.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for loan losses. Provision for loan losses increased for the three month period ended September 30, 2011 to $891,000 from $650,000 for the comparable period in 2010. Provision for loan losses increased for the nine month period ended September 30, 2011 to $1.7 million from $1.5 million for the comparable period in 2010. Provisions for loan losses are made to establish an adequate allowance for loan losses, which is based upon the Bank’s loan portfolio composition, risk categories, historical loss experience coupled with current market valuations on collateral, and management’s estimate of probable losses on the portfolio as well as the level of nonperforming and impaired loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company’s provision for loan losses. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses. The Bank is subject to periodic examination by the OCC, which may require the Company to record increases in the allowance based on its evaluation of available information. There can be no assurance that the OCC will not require further increases to the allowance.

Non-interest income. Non-interest income increased to $812,000 for the three months ended September 30, 2011 from $698,000 for the comparable period in 2010 primarily due to an increase in gain on sale of securities for the three months ended September 30, 2011. Non-interest income decreased to $1.6 million for the nine months ended September 30, 2011 from $1.8 million for the comparable period in 2010 primarily due to a reduction in gain on sale of securities for the nine months ended September 30, 2011. The gain on sale of securities decreased to $455,000 for the nine months ended September 30, 2011 from $664,000 for the comparable period in 2010. The gain on sale of loans increased to $355,000 for the nine months ended September 30, 2011 from $322,000 for the same period in 2010. Other non-interest income decreased primarily due to a loss of $63,000 on sale of foreclosed property for the nine months ended September 30, 2011 compared to a gain of $49,000 for the same period in 2010.

Non-interest expense. Non-interest expense increased to $2.9 million for the three months ended September 30, 2011 from $2.6 million for the same period in 2010. Non-interest expense increased to $8.5 million for the nine months ended September 30, 2011 from $7.7 million for the same period in 2010. The increase was due primarily to an increase in compensation and employee benefits, professional fees, and real estate owned expense, and other expenses recorded for the nine months ended September 30, 2011 compared to the same period in 2010.

Compensation and employee benefits remained at $1.2 million for the three months ended September 30, 2011 and 2010. Compensation and employee benefits increased to $3.7 million for the nine months ended September 30, 2011 from $3.5 million for the same period in 2010. The increase was due to standard merit increases as well as an increased staffing level over the prior year. The additional staffing was partially attributed to the opening of a Loan Processing Office in Highland, Illinois in 2011. These increases were partially offset by a reduction during the three months ended September 30, 2011, in the accrual for estimated end of year payouts.

Professional fees increased to $136,000 for the three months ended September 30, 2011 compared to $98,000 for the comparable period in 2010. Professional fees increased to $396,000 for the nine months ended September 30, 2011 from $240,000 for the comparable period in 2010. This increase was due primarily to the reversal of $150,000 during the nine months ended September 30, 2010 of accrued expenses in connection with the consulting agreement entered into with the former CEO of Partners Bank which was based on certain contingencies that ultimately were not attained.

Real estate owned expense increased to $277,000 for the three months ended September 30, 2011 compared to $55,000 for the comparable period in 2010. Real estate owned expense increased to $603,000 for the nine months ended September 30, 2011 compared to $154,000 for the comparable period in 2010. This increase was due primarily to additional expenses related to the increased number of foreclosed properties and write-downs on the value of foreclosed properties for the nine months ended September 30, 2011 compared to the comparable period in 2010.

Other expenses increased to $469,000 for the three months ended September 30, 2011 compared to $398,000 for the comparable period in 2010. Other expenses increased to $1.4 million for the nine months ended September 30, 2011 compared to $1.1 million for the comparable period in 2010. The increase was primarily due to increases in marketing expenses, data processing charges, and insurance costs.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income taxes. Income tax expense decreased to $459,000 for the three months ended September 30, 2011 from $555,000 for the comparable period in 2010. Income taxes decreased to $1.5 million for the nine months ended September 30, 2011 from $1.8 million for the comparable period in 2010. The primary reason for the change in income taxes was the lower level of pre-tax income for the 2011 period offset by an increase in the Illinois corporate income tax rate to 7.0% in 2011 from 4.8% in 2010.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2011 and December 31, 2010, $53.4 million and $66.3 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the nine months ended September 30, 2011 loan originations exceeded principal collections on loans by $3,000 compared to principal collections on loans exceeding loan originations by $14.7 million for the nine months ended September 30, 2010. Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $58.8 million and $123.6 million for the nine months ended September 30, 2011 and 2010, respectively. We purchased $76.0 million and $130.8 million in available-for-sale investment securities during the nine months ended September 30, 2011 and 2010, respectively. We received proceeds of $8.3 million and $11.9 million from the sale of available for sale securities for the nine months ended September 30, 2011 and 2010, respectively. Additional investment activities included receiving proceeds of $2.3 million from the sale of foreclosed assets for the nine months ended September 30, 2011 compared to $1.1 million during the same period in 2010, and purchasing bank-owned life insurance in the amount of $5.0 million during the nine months ended September 30, 2011.

Deposit flows are generally affected by interest rates as designated by management, the interest rates and products offered by local competitors, and other factors. Net deposits decreased by $12.2 million and $4.5 million for the nine months ended September 30, 2011 and 2010, respectively. Securities sold under agreements to repurchase had a net increase of $3.8 million and $8.7 million for the nine months ended September 30, 2011 and 2010, respectively. Proceeds from Federal Home Loan Bank advances increased by $5.0 million for the nine months ended September 30, 2011 compared to no proceeds received for the nine months ended September 30, 2010. There were no repayments of Federal Home Loan Bank advances for the nine months ended September 30, 2011 compared to $13.0 million for the nine months ended September 30, 2010.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. At September 30, 2011, we had $27.0 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $24.8 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations. Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements. The Bank was considered “well-capitalized” at September 30, 2011. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual and required capital amounts and ratios at September 30, 2011 were as follows:

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders’ equity	$76,330
Goodwill and core deposit intangible	(12,273)
Disallowed servicing assets	(627)
Unrealized gain on securities AFS, net	(1,279)
Tangible capital to adjusted total assets	$62,151	11.1%	$8,395	1.5%	N/A	—
Allowance as limited by regulatory guidance	4,022
Deduction for low-level recourse	(1,607)
Total capital to risk-weighted assets	$64,566	16.9%	$30,657	8.0%	$38,322	10.0%

Tier 1 capital to risk-weighted assets	$62,151	16.2%	N/A	—	$22,993	6.0%

Tier 1 capital to total assets	$62,151	11.1%	$22,387	4.0%	$27,984	5.0%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at September 30, 2011 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments
	(Dollars in thousands)

Commitments to extend credit	$25,545	$28,444	$53,989	4.00% - 18.00%
Standby letters of credit	$1,482	$2,336	$3,818	5.00% - 9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program are sold with recourse. The Bank has an agreement to sell residential loans of up to $71.0 million to the FHLB of Chicago. Approximately $65.7 million have been sold. As a part of the agreement, the Bank has a maximum credit enhancement of $1.6 million at September 30, 2011. Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans. The Company intends to continue originating mortgage loans and selling them while retaining the servicing. In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.

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

The Office of Thrift Supervision (“OTS”), our former primary regulator, required the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provided all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the OTS model estimated the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current low level of market interest rates, First Clover Leaf did not receive a NPV calculation for an interest rate decrease of greater than 100 basis points for December 2010 or June 30, 2011. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Bank also utilizes a third-party’s interest rate risk model that will replace the current OTS model.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Continued)

The tables below set forth, as of June 30, 2011 and December 31, 2010, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

June 30, 2011
		NPV				Net Portfolio Value as a Percentage of Present Value of Assets
Change in		Estimated	Estimated Increase (Decrease) in NPV
Interest Rates		NPV	Amount	Percent		NPV Ratio	Change

+300	bp	$71,735	$(11,677)	(14	) %	12.88%	(161	) bp
+200	bp	76,494	(6,918)	(8)		13.57	(92	) bp
+100	bp	80,568	(2,844)	(3)		14.13	(36	) bp
+50	bp	81,905	(1,507)	(2)		14.30	(19	) bp
0	bp	83,412	—	—		14.49	0	bp
-50	bp	83,621	209	0		14.49	0	bp
-100	bp	84,709	1,297	2		14.64	15	bp

December 31, 2010
		NPV				Net Portfolio Value as a Percentage of Present Value of Assets
Change in		Estimated	Estimated Increase (Decrease) in NPV
Interest Rates		NPV	Amount	Percent		NPV Ratio	Change

+300	bp	$69,537	$(12,789)	(16	) %	12.26%	(179	) bp
+200	bp	74,569	(7,757)	(9)		12.99	(106	) bp
+100	bp	78,978	(3,348)	(4)		13.61	(44	) bp
+50	bp	80,653	(1,673)	(2)		13.83	(22	) bp
0	bp	82,326	—	—		14.05	0	bp
-50	bp	83,121	795	1		14.14	9	bp
-100	bp	84,741	2,415	3		14.36	32	bp

The 2011 table above indicates that at June 30, 2011, in the event of a 100 basis point decrease in interest rates, we would experience a 2% increase in the net portfolio value. In the event of a 300 basis point increase in interest rates, we would experience a 14% decrease in the net portfolio value. Management does not believe that the Company’s primary market risk exposures at September 30, 2011, and how those exposures were managed during the three months ended September 30, 2011 have changed materially when compared to the immediately preceding quarter ended June 30, 2011. However, the Company’s primary market risk exposure has not yet been quantified at September 30, 2011 as the Net Portfolio Value Model is not yet available and the complexity of the model makes it difficult to accurately predict results.

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

Item 1A – Risk Factors.

Other than the information contained in previous filing with the Securities and Exchange Commission, there are no material updates or additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2010, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Act.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

July 1 - 31, 2011	4,000	$7.04	4,000	22,419
August 1 - 31, 2011	21,500	$6.35	21,500	150,919
September 1 - 30, 2011	2,396	$6.36	2,396	148,523
Total	27,896		27,896

(1)
The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock. On December 11, 2008, the Board increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares. On April 27, 2010, August 24, 2010, November 23, 2010, and June 28, 2011 the Board authorized additional increases to that plan of 25,000 shares each, and on August 23, 2011 the Board authorized an additional increase to that plan of 150,000 shares. The plan has no expiration date.

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
101:
The following financial statements for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Index

FIRST CLOVER LEAF FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: November 14, 2011	BY:	/s/ Dennis M. Terry
Dennis M. Terry,
President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald,
Senior Vice-President and Chief Financial Officer