Form 10-K
period 2011-12-31
First Clover Leaf Financial Corp.
filed 2012-03-28
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of June 30, 2011 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2011 ($7.00 per share) was $43.5 million.

As of March 15, 2012, there were approximately 7,686,800 shares issued and outstanding of the Registrant’s Common Stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2012 Annual Meeting of Stockholders (Parts II and III).
2.	Annual Report to Stockholders for the year ended December 31, 2011 (Part II).

PART I

ITEM 1.      BUSINESS

Forward-Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services and other risks set forth herein and in other documents we file with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

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

At December 31, 2011, we had total consolidated assets of $562.7 million, net loans of $387.6 million, total deposits of $414.8 million and stockholders’ equity of $77.7 million. We had net income of $1.9 million for the year ended December 31, 2011.

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

First Clover Leaf Bank

General

We conduct our business through our four branch offices located in Edwardsville and Wood River, Illinois. In June 2011 we opened a Loan Production Office in Highland, Illinois. Our principal business consists of attracting retail deposits from the general public in the areas surrounding our office locations and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential real estate loans, multi-family real estate loans, commercial real estate loans, construction and land loans, commercial business loans and consumer loans, and in investment securities. Our revenues are derived principally from interest on loans and securities. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Competition

We face intense competition within our market area both in making loans and attracting deposits. The City of Edwardsville and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as trust services. Based on Federal Deposit Insurance Corporation data as of June 30, 2011 (the latest date for which information is available), our market share of deposits was 9.8% of all deposits in Madison County making us the fifth largest institution out of 26 institutions located in Madison County as of that date. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

We operate in a primarily suburban market area that has a stable population and household base. The 2010 U.S. Census Report indicates that the population of Madison County increased 0.4% to 269,282, from 2005 until 2010 while the population of the City of Edwardsville increased 7.6% to 24,293. During the same period, the number of households in Madison County and in the City of Edwardsville increased 1.0% and 7.7%, respectively. The latest information available for 2010 indicates that the median household income for Madison County was $51,706. This compares to a median household income of $52,967 and $50,046 for the state of Illinois and the United States, respectively.

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

One- to four-family residential real estate mortgage loans represented $115.5 million, or 29.1%, of our loan portfolio at December 31, 2011, and multi-family loans represented $39.5 million, or 9.9% of our loan portfolio at December 31, 2011. Commercial real estate loans represented $128.7 million, or 32.4% of our loan portfolio at December 31, 2011. We also offer construction and land loans secured by single-family properties and residential subdivisions. Construction and land loans represented $44.2 million, or 11.1%, of our loan portfolio at December 31, 2011. We offer commercial business loans, and these loans represented $48.7 million, or 12.3% of our loan portfolio, at December 31, 2011. We originate consumer loans, including home equity loans and automobile loans, which totaled $20.5 million, or 5.2% of our loan portfolio at December 31, 2011.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family residential
loans(1)	$115,540	29.1%	$120,609	29.9%	$98,080	23.4%	$110,925	25.3%	$112,764	39.2
Multi-family	39,482	9.9	25,321	6.3	20,947	5.0	18,150	4.2	13,931	4.8
Commercial	128,657	32.4	130,031	32.3	179,923	42.8	168,432	38.4	97,810	34.0
Construction and land	44,192	11.1	52,505	13.0	45,448	10.8	52,338	11.9	20,776	7.2
Total real estate loans	327,871	82.5	328,466	81.5	344,398	82.0	349,845	79.8	245,281	85.2

Commercial business	48,677	12.3	51,750	12.9	63,135	15.0	78,160	17.8	34,783	12.1

Consumer Loans:
Home equity	19,140	4.8	20,958	5.2	9,871	2.4	7,145	1.7	5,119	1.8
Automobile and other	1,414	0.4	1,655	0.4	2,606	0.6	3,125	0.7	2,651	0.9
Total consumer loans	20,554	5.2	22,613	5.6	12,477	3.0	10,270	2.4	7,770	2.7

Total loans	397,102	100.0%	402,829	100.0%	420,010	100.00%	438,275	100.0%	287,834	100.0%
Less:
Undisursed portion of
construction loans	1,725		9,590		1,773		3,402		860
Deferred loan origination fees, net	(47)		(57)		21		59		157
Allowance for loan losses	7,789		5,728		6,317		3,895		1,898

Total loans, net	$387,635		$387,568		$411,899		$430,919		$284,919

(1) At December 31, 2011, 2009 and 2008 there were $1.7 million, $1.8 million and $240,000, respectively, in loans held for sale. At December 31, 2010 and 2007 there were no loans held for sale.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011.

	One-to-Four Family		Multi-Family		Commercial Real Estate		Construction and Land(2)
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years
Ending December 31,
2012(1)	$12,250	5.47%	$9,315	5.60%	$38,018	5.69%	$31,699	4.8%
2013 to 2016	32,677	5.65	27,077	5.16	85,647	5.50	12,038	5.56
2017 and beyond	70,613	4.85	3,090	5.31	4,992	5.66	455	6.35

Total	$115,540	5.14%	$39,482	5.28%	$128,657	5.56%	$44,192	5.02%

	Commercial Business		Home Equity		Other Consumer		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years
Ending December 31,
2012(1)	$30,051	5.01%	$5,713	4.76%	$181	6.31%	$127,227	5.24%
2013 to 2016	13,069	5.56	11,508	4.65	1,151	5.80	183,167	5.43
2017 and beyond	5,557	4.67	1,919	5.95	82	5.44	86,708	4.93

Total	$48,677	5.12%	$19,140	4.81%	$1,414	5.84%	$397,102	5.26%

(1) Includes demand loans, loans having no stated repayment schedule or maturity, overdraft loans and loans in process of renewal.

(2) Includes land acquisition loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential loans	$98,598	$4,692	$103,290
Multi-family	22,900	7,267	30,167
Commercial real estate	75,617	15,022	90,639
Construction and land	10,368	2,125	12,493
Total real estate loans	207,483	29,106	236,589

Commercial business	12,703	5,923	18,626
Home equity	4,934	8,493	13,427
Other consumer	1,233	—	1,233

Total loans	$226,353	$43,522	$269,875

One- to Four-Family Residential Real Estate Loans. As of December 31, 2011, one- to four-family residential loans totaled $115.5 million, or 29.1% of our total loan portfolio. These loans are predominately collateralized by properties located in our market area. Virtually all of our residential real estate loans have fixed rates of interest primarily because our customers prefer fixed-rate mortgage loans in the relatively low interest rate environment that currently exists. We generally sell most of the conforming, fixed-rate loans that we originate, but we generally retain the servicing rights on these loans. At December 31, 2011, we were servicing $78.5 million in loans for others.

We currently offer one- to four-family residential mortgage loans with terms of five, 10, 15, 20, 30 and 40 years. Our five-year loans provide for principal and interest amortization of up to 30 years with a balloon payment at the end of the five-year term. All of our loans with terms of 10 years or greater amortize over the term of the loan.

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

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled $39.5 million, or 9.9%, of our total loan portfolio at December 31, 2011. Multi-family real estate loans generally are secured by apartment buildings and rental properties. All of our multi-family real estate loans are secured by properties located within our lending area. At December 31, 2011, our largest multi-family real estate loan had a principal balance of $4.6 million and was secured by apartment buildings. At December 31, 2011 the loan was performing in accordance with its repayment terms. Multi-family real estate loans generally are offered with interest rates that adjust after one, three or five years. The majority of these loans either float with the prime rate or they are fixed balloon loans priced by the Treasury Bill Index.

We consider a number of factors in originating multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans are originated in amounts up to 80% of the lower of the sale price or the appraised value of the mortgaged property securing the loan. All multi-family real estate loans over $250,000 are appraised by outside independent appraisers approved by the board of directors. All multi-family real estate loans below $250,000 must either have an independent appraisal or evaluation. Borrowers are required to sign multi-family notes in their individual (not corporate) capacity.

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

Commercial Real Estate Loans. Loans secured by commercial real estate totaled $128.7 million, or 32.4% of our total loan portfolio as of December 31, 2011. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties, and more specialized properties such as churches. We originate commercial real estate loans with a typical term of five years with balloon payments. These loans generally amortize over 15 to 20 years. We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate. Our largest commercial real estate loan at December 31, 2011 had a principal balance of $7.1 million and was secured by an office building. This loan was performing in accordance with its repayment terms as of December 31, 2011.

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

In our underwriting of commercial real estate loans, we may lend up to 80% of the property’s appraised value in the case of loans secured by multi-family real estate, and up to 75% of the property’s appraised value on loans secured by other commercial properties. We require independent appraisals for all commercial real estate loans in excess of $250,000. For loans that do not exceed this amount, we require that one of our officers prepare an evaluation. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt service. In evaluating whether to make a commercial real estate loan, we place primary emphasis on the ratio of net cash flow to debt service on the property, and we generally require a ratio of cash flow to debt service of at least 120%, computed after deduction for a vacancy factor and property expenses we deem appropriate.

We require title insurance on all of our commercial real estate loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained. In addition, we generally require that the borrower personally guarantee the repayment of the loan.

Construction and Land Loans. As of December 31, 2011, construction and land loans totaled $44.2 million, or 11.1%, of our total loan portfolio. This portfolio consists of construction/speculative loans and construction/permanent loans.

Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either First Clover Leaf Bank or another lender. The homebuyer may enter into a purchase contract either during or after the construction period. These loans have the risk that the builder will have to make interest and principal payments on the loan, and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction. Funds are disbursed in phases as construction is completed. All construction/speculative loans typically require that the builder-borrower personally guarantee the full repayment of the principal and interest on the loan and make interest payments during the construction phase. These loans are generally originated for a term of 12 months, with interest rates that are tied to the prime lending rate. First Clover Leaf Bank recognizes the relative increased risk element for these types of loans, particularly in the current real estate market, and therefore generally observes a loan-to-value ratio of no more than 75% of the lower of cost or the estimated value of the completed property. In addition, we generally limit our construction/speculative loans to one property per borrower at any given time, and the largest number of construction/speculative loans we have originated to a single borrower at any given time was for four properties. At December 31, 2011, the largest outstanding concentration of credit to one builder consisted of a school complex with an aggregate balance of $7.0 million, which was performing in accordance with its repayment terms at that date.

Construction/permanent loans are made to either a homebuilder or a homeowner who, at the time of construction, has a signed contract together with a commitment for permanent financing from First Clover Leaf Bank or another lender for the finished home. The construction phase of a loan generally lasts up to six months, and the interest rate charged generally corresponds to the rate of the committed permanent loan, with loan-to-value ratios of up to 80% (or up to 100% if the borrower obtains private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. Following the initial six-month period, construction/permanent loans convert to permanent loans, regardless of whether the construction phase has been completed. At December 31, 2011 the largest single outstanding construction loan of this type had an outstanding balance of approximately $950,000. At December 31, 2011, the loan was performing in accordance with its repayment terms.

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

Commercial Business Loans. We offer commercial business loans to existing and new customers in our market area. Some of these loans are secured in part by additional real estate collateral. We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans are generally for less than five years. Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate. At December 31, 2011, we had commercial business loans outstanding with an aggregate balance of $48.7 million, or 12.3%, of the total loan portfolio. As of December 31, 2011, our largest commercial business loan relationship consisted of an $8.5 million line of credit secured primarily by accounts receivable, real estate, and corporate assets and was performing in accordance with its terms.

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

Consumer Loans. Our consumer loans consist primarily of home equity lines of credit, automobile loans and overdraft loans, loans secured by deposits and securities, and unsecured personal loans. As of December 31, 2011, consumer loans totaled $20.5 million, or 5.2%, of our total loan portfolio.

At December 31, 2011, home equity lines of credit totaled $19.1 million, or 4.8%, of total loans. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residential properties. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 90% (including senior liens on the subject property). We currently offer these loans for terms of up to five years and with adjustable rates that are tied to the prime lending rate. Clover Leaf Bank previously offered these products with a maximum loan to appraised value of 85% with terms of up to 10 years, and we still retain some of these longer-term loans. To date, we are seeing minimal stress in our home equity portfolio or signs of material default risks. We do review reports periodically of the higher advanced credit lines and look at payment patterns and advance patterns in an effort to detect potential problems.

Automobile loans are generally offered with maturities of up to 60 months for new automobiles, while loans secured by used automobiles have maximum terms that vary depending on the age of the automobile. We require all borrowers to maintain collision insurance on automobiles securing loans in excess of $1,000, with First Clover Leaf Bank listed as loss payee. In those instances where the borrower fails to maintain adequate insurance coverage, we are further protected against loss through a third-party policy insurance coverage. Our automobile loan portfolio totaled $1.4 million, or 0.4%, of total loans at December 31, 2011.

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

Loan Originations, Purchases, Sales and Servicing. Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, and the interest rates offered on each type of loan by competing lenders in our market area. This includes banks, savings institutions, credit unions, mortgage banking companies, and life insurance companies. Loan originations are derived from a number of sources, including existing or prior customers and walk-in customers.

Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand. Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period. One- to four-family residential mortgage loans are generally underwritten to conform to Fannie Mae and Freddie Mac seller/servicer guidelines, and are currently originated on a fixed interest rate basis only. We generally sell most of our conforming, fixed-rate, one- to four-family loans but retain the servicing rights on loans that we originate, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $78.5 million of loans for others. In 2011, we originated $29.2 million in single family residential mortgage loans and received proceeds from sales of such loans to Fannie Mae of $28.1 million.

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

Loans to One Borrower. At December 31, 2011, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $10.4 million. At that date, the largest lending relationship with First Clover Leaf Bank totaled $8.5 million and consisted of two loans secured primarily by accounts receivable, real estate and corporate assets. First Clover Leaf Bank’s outstanding balance on this loan at year end was $2.4 million. This loan was performing in accordance with its repayment terms as of December 31, 2011.

Appraisal Policies. We obtain appraisals on property for all new loan originations secured by real estate. Appraisals are completed prior to the closing of the new loan. We will also request a new appraisal on a renewing loan if the credit appears to be distressed and we do not feel that we can properly assess the value from our own resources. We also subscribe to a service that provides access to current property listings and sales on single family residences which allows access to comparative sales prices. We will obtain a new appraisal on a commercial property when a borrower is experiencing cash flow difficulties which appear to be more than temporarily impaired and we do not feel that we have the resources necessary to properly assess the situation. In addition, if we have determined that it is necessary to foreclose on a property, we will obtain a new appraisal.

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

The Company experienced a slight decline in our non-performing and impaired loans, and an increase in our non-performing assets. Detailed information concerning the Company’s non-performing and impaired loans is described in the paragraphs that follow. Overall, the loans that would be classified as high risk loans by the Company are very limited in number and in value. The Company does not originate subprime loans and holds a very small number and dollar value of ARM products. The Company does hold some junior lien mortgages and high loan-to-value ratio mortgages; however, they total an immaterial portion of our loan portfolio. The Company is reviewing these loans regularly and has not seen any increase in the delinquency trends for these loans. As commercial loans mature and requests for renewals are processed, either a new appraisal is obtained or the Company performs an internal valuation of the collateral based on comparable sales. Additionally, the original appraisal is discounted if the Company believes it is warranted.

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

As of December 31, 2011, our total non-accrual loans amounted to $11.2 million compared to $12.2 million at December 31, 2010. Details of the largest non-accrual relationships are included below.

Non-Performing and Impaired Loans and Non-Performing Assets. As of December 31, 2011, our total non-performing and impaired loans and non-performing assets were $25.4 million compared to $23.5 million at December 31, 2010.

At December 31 2011, the Company’s non-accrual loans decreased $1.0 million to $11.2 million from $12.2 million at December 31, 2010. At December 31, 2011, First Clover Leaf Bank had five relationships classified as non-accrual with balances in excess of $500,000. The largest non-accrual relationship is a $4.0 million commercial development credit. The developers are experiencing cash flow difficulties due to the current economic downturn. We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and allowances have been set aside for the remaining outstanding balance. The second relationship is a $2.6 million development credit for a subdivision with excess inventory that is selling slowly due to the economic slowdown. The credit is secured by the residential property. A charge-down of $930,000 was taken during 2011. The Bank continues to work with the developer on a marketing plan to increase lot sales. Lot sales in 2011 did increase over the previous year. The third relationship is a $1.0 million credit to a real estate developer who is struggling with the economic downturn. The developer is working with the Bank on a strategy to increase lot sales. We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance. The fourth relationship is an $884,000 credit to a real estate investor. The loans are secured by commercial and residential real estate. The investor is experiencing cash flow difficulties due to higher vacancies and the need for property repairs. We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance. The fifth non-accrual relationship is a $697,000 credit on a commercial property that is currently a full service spa and salon. Collateral for this loan includes the building and equipment. The business has experienced decreased activity and has recently closed the facility. The bank is currently in process of foreclosing on this property. Currently the collateral is sufficient to cover the balance.

In addition to the non-accrual loans in the previous paragraph, we have loans that are still performing and accruing interest that we categorize as impaired due to observed credit deterioration that we believe in the future may impact our ability to collect all principal and interest according to the current contractual terms. We have elected to downgrade these loans to impaired status in order to individually evaluate them for our allowance for loan losses. At December 31, 2011, our total other impaired loans amounted to $8.0 million compared to $7.3 million at December 31, 2010. There are five impaired credits not classified as non-accrual with balances in excess of $500,000 at December 31, 2011. The largest loan is a $2.7 million credit to a real estate investor. The majority of this property is multi-family residential real estate. The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs. The second credit is a $1.2 million credit to a residential investor where the majority of the collateral is a mobile home park and two commercial buildings. The park is experiencing lower occupancy levels due to some temporary employment leaving the area, as those employees had taken short term leases in the park. We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance. The third credit is a $1.2 million credit to a law firm for daily operations, as well as a loan on a corporate aircraft. The firm is experiencing cash flow difficulties and is in process of selling the aircraft. The fourth credit is a $719,000 commercial real estate credit on a banquet facility struggling with decreased activity due to the economic downturn. This credit has a partial SBA guarantee. The fifth credit is a $578,000 credit collateralized by acreage with an equestrian facility and apartments. The owner is struggling with cash flow due to the economic downturn.

The allowance for loan losses to non-performing and impaired loans increased to 39.76% at December 31, 2011 compared to 29.19% at December 31, 2010. Additional loan loss reserves were required during 2011 due to declining collateral values on impaired loans and increases in substandard loans.

At December 31, 2011, First Clover Leaf Bank had 18 properties classified as foreclosed assets. The collateral on these properties consisted of a commercial mobile home-site, farmland, three residential lot developments and 13 single family residences. All of these properties were transferred into foreclosed assets at the property’s fair value, less estimated costs of disposal, at the date of foreclosure.

The table below sets forth the amount and categories of our non-performing and impaired loans and non-performing assets at the dates indicated. At December 31, 2011, we had loans of approximately $9.3 million that were classified as troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) which are considered to be impaired loans. At the previous periods presented, we had an immaterial amount of troubled debt restructurings.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
One-to-four family	$1,203	$2,951	$2,260	$1,598	$1,269
Multi-family	1,120	506	2,324	556	412
Commercial real estate	762	1,698	1,346	3,463	977
Construction and land	7,690	6,612	5,410	—	—
Commercial business	250	31	293	—	—
Consumer	142	451	100	1	11
Total non-accrual loans	11,167	12,249	11,733	5,618	2,669

Accruing loans delinquent 90 days or more:
One-to-four family	405	81	107	764	285
Construction and land	—	—	1,600	—	—
Commercial business	—	12	873	—	—
Consumer	—	—	—	—	—
Total accruing loans delinquent 90
days or more	405	93	2,580	764	285

Total non-performing loans	11,572	12,342	14,313	6,382	2,954

Other impaired loans:
One-to-four family	923	1,016	—	—	—
Multi-family	2,521	1,359	6,122	—	—
Commercial real estate	2,595	3,410	4,932	1,037	1,198
Construction and land	155	371	2,407	—	—
Commercial business	1,314	604	1,357	114	133
Consumer	509	519	—	—	—
Total other impaired loans	8,017	7,279	14,818	1,151	1,331

Total non-performing and impaired loans	19,589	19,621	29,131	7,533	4,285

Foreclosed assets:
One-to-four family	1,157	440	200	408	—
Commercial real estate	755	854	230	225	—
Construction and land	3,911	2,550	655	—	—
Total foreclosed assets	$5,823	$3,844	$1,085	$633	$—

Total non-performing and impaired assets	$25,412	$23,465	$30,216	$8,166	$4,285

Ratios:
Non-performing and impaired loans to
total loans	5.05%	5.06%	7.07%	1.75%	1.50%
Non-performing and impaired assets to
total assets	4.52%	4.08%	5.16%	1.25%	1.04%

For the year ended December 31, 2011, $741,571 of gross interest income would have been recorded had our non-accruing loans been current in accordance with their original terms. We recorded $441,486 of income on such loans for the year ended December 31, 2011.

For the year ended December 31, 2011, $419,030 of gross interest income would have been recorded had our troubled debt restructured loans been current in accordance with their original terms. We recorded $153,971 of income on such loans for the year ended December 31, 2011.

At December 31, 2011, we had no loans which were not currently classified as non-accrual, 90 days past due or impaired, but where known information about possible credit problems of the borrower caused management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or impaired.

Foreclosed Assets. Foreclosed assets consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2011, we held 18 properties as foreclosed assets with a total value of $5.8 million.

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

General allowances represent loss allowances that have been established to recognize the probable risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off the amount of the assets. Our determination as to the classification of assets and the amount of valuation allowances is subject to review by regulatory agencies, which can order the establishment of additional loss allowances. All loans classified as doubtful are also classified as impaired. Loans classified as substandard may also be classified as impaired if it is probable the borrower will not be able to meet the contracted terms. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulatory guidelines and accounting principles generally accepted in the United States of America.

On the basis of management’s review of our assets, at December 31, 2011, we had classified $34.3 million of our assets as substandard, of which $19.1 million was also impaired, and $520,000 as doubtful.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2011
One-to-four family residential	1	$50	18	$947	19	$997
Multi-family	—	—	1	236	1	236
Commercial real estate	1	1,746	4	762	5	2,508
Construction and land	1	229	5	7,130	6	7,359
Commercial business	1	127	3	194	4	321
Consumer	3	124	2	142	5	266
Total	7	$2,276	33	$9,411	40	$11,687

At December 31, 2010
One-to-four family residential	4	$281	12	$1,567	16	$1,848
Multi-family	—	—	3	506	3	506
Commercial real estate	4	217	4	1,201	8	1,418
Construction and land	—	—	9	6,147	9	6,147
Commercial business	—	—	2	43	2	43
Consumer	2	56	3	367	5	423
Total	10	$554	33	$9,831	43	$10,385

At December 31, 2009
One-to-four family residential	3	$178	5	$734	8	$912
Multi-family	—	—	3	585	3	585
Commercial real estate	1	56	17	1,890	18	1,946
Construction and land	—	—	3	1,462	3	1,462
Commercial business	1	43	5	1,155	6	1,198
Consumer	1	12	1	100	2	112
Total	6	$289	34	$5,926	40	$6,215

At December 31, 2008
One-to-four family residential	8	$683	12	$1,267	20	$1,950
Multi-family	—	—	3	555	3	555
Commercial real estate	4	487	29	1,528	33	2,015
Construction and land	—	—	4	2,535	4	2,535
Commercial business	3	225	1	495	4	720
Consumer	4	67	1	1	5	68
Total	19	$1,462	50	$6,381	69	$7,843

At December 31, 2007
One-to-four family residential	4	$249	14	$1,554	18	$1,803
Multi-family	—	—	1	412	1	412
Commercial real estate	1	304	5	977	6	1,281
Construction and land	1	985	—	—	1	985
Commercial business	2	1,280	—	—	2	1,280
Consumer	—	—	2	11	2	11
Total(1)	8	$2,818	22	$2,954	30	$5,772

(1) The category of 90 Days or Over includes all non-accrual loans.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended
	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$5,728	$6,317	$3,895	$1,898	$1,710

Charge -offs:
One-to-four family residential	(421)	(268)	(244)	—	—
Multi-Family	(228)	(429)	—	—	—
Commercial real estate	(379)	(870)	(832)	(56)	—
Construction and land	(1,754)	(637)	(1,644)	(124)	(142)
Commercial business	(483)	(1,020)	(414)	—	(15)
Consumer	(105)	(86)	—	(91)	(7)
Total charge-offs	(3,370)	(3,310)	(3,134)	(271)	(164)

Recoveries:
One-to-four family residential	37	—	—	—	—
Multi-Family	—	—	—	—	—
Commercial real estate	8	148	—	—	—
Construction and land	72	—	—	—	—
Commercial business	22	—	2	—	—
Consumer	—	—	—	16	5
Total recoveries	139	148	2	16	5

Net (charge-offs) recoveries	(3,231)	(3,162)	(3,132)	(255)	(159)
Allowance acquired	—	—	—	1,476	—
Provision for loan losses	5,292	2,573	5,554	776	347

Balance at end of year	$7,789	$5,728	$6,317	$3,895	$1,898

Ratios:
Net charge-offs (recoveries) to
average loans outstanding	0.82%	0.78%	0.74%	0.07%	0.06%
Allowance for loan losses to
non-performing and impaired loans	39.76%	29.19%	21.68%	51.71%	44.27%
Allowance for loan losses to total loans	2.01%	1.48%	1.53%	0.90%	0.67%

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

There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable incurred losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. During 2010, management increased the general allocation percentages used in the calculation of our allowance for loan losses. Management evaluated several factors in determining the need to increase these percentages. The loss history was the primary reason the general allocation was increased. Management also revised the watch and criticized/non-impaired allocation percentages to more accurately reflect the risk of our current portfolio. During 2011, management revised the methodology for calculating the general allocation percentages used in the calculation of our allowance for loan losses. We began using a rolling 12 quarter analysis which takes into account the most recent quarter-end along with three prior quarter-ends to accumulate a full year. The new model assumes a heavier weighting on the most recent four quarters. Management also introduced a risk migration approach to the general allocation percentages. Risk migration involves a similar three-year look-back at each portfolio segment by risk code mix. This mix is compared to the current period’s risk code mix in order to arrive at a numerical percentage of increase or decrease in perceived risk within each portfolio segment. The percentage difference is then weighted according to relevance of the segment, and the resulting numerical percentage issued to increase or decrease the historical base reserve percentage. The qualitative adjustments are determined based on various publications, market research, economic reports and management’s expertise and knowledge of the immediate lending market. Management reviews these factors quarterly and adjusts them as conditions improve or worsen.

In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our loan portfolio and the related allowance for loan losses. The Office of the Comptroller of the Currency may require us to increase the allowance for loan losses based on its judgments of information available to it at the time of its examination, thereby adversely affecting our results of operations.

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

	At December 31,
	2011			2010			2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$777	$115,540	29.1%	$1,162	$120,609	29.9%	$1,517	$98,080	23.4%
Multi-family	780	39,482	9.9	300	25,321	6.3	745	20,947	5.0
Commercial	1,157	128,657	32.4	1,043	130,031	32.3	2,402	179,923	42.8
Construction and land	3,934	44,192	11.1	2,152	52,505	13.0	883	45,448	10.8
Commercial business	970	48,677	12.3	868	51,750	12.9	760	63,135	15.0
Consumer	171	20,554	5.2	203	22,613	5.6	10	12,477	3.0
Total	$7,789	$397,102	100.0%	$5,728	$402,829	100.0%	$6,317	$420,010	100.0%

	At December 31,
	2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$758	$110,925	25.3%	$532	$112,764	39.2%
Multi-family	479	18,150	4.2	84	13,931	4.8
Commercial	1,453	168,432	38.4	832	97,810	34.0
Construction and land	529	52,338	11.9	290	20,776	7.2
Commercial business	624	78,160	17.8	114	34,783	12.1
Consumer	52	10,270	2.4	46	7,770	2.7
Total	$3,895	$438,275	100.0%	$1,898	$287,834	100.0%

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

The Financial Accounting Standards Board’s guidance regarding the accounting for certain investments in debt and equity securities requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. We have classified all of our securities as available for sale at December 31, 2011.

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

Our debt securities are mainly composed of securities issued by the U.S. Government, government agencies and government-sponsored enterprises (primarily the Federal Home Loan Bank, Fannie Mae and Freddie Mac), state and local municipalities and investment grade corporate debt securities, although from time to time we make other investments as permitted by applicable laws and regulations.

First Clover Leaf Financial Corp. utilizes a third party vendor for investment portfolio accounting. The vendor provides a monthly report indicating by individual bond the gain or loss position of the security, as well as any downgrades that have occurred. When a bond is downgraded, we contact a broker to gain a better understanding of the reason for the downgrade and any known or anticipated defaults by the issuer. We consider the grade of the bond and the payment history when determining if a bond should be classified as other than temporarily impaired and if a write down of the security is necessary. The board of directors is informed monthly of any bond downgrades and the overall gain or loss position of the investment portfolio. As of December 31, 2011, we had no securities considered to be other-than-temporarily impaired.

Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated. For further information see Notes 1 and 2 of the Notes to our Consolidated Financial Statements.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities:
U.S. government agency obligations	$31,226	$31,744	$41,857	$42,690	$47,783	$48,514
Corporate bonds	1,950	1,838	2,096	2,058	2,596	2,546
State and municipal securities	25,064	26,376	17,803	17,774	14,468	15,379
Other securities	4	4	4	4	4	4
Mortgage-backed securities	25,280	25,613	15,739	15,949	18,816	19,964

Total investment securities available for sale	$83,524	$85,575	$77,499	$78,475	$83,667	$86,407

At December 31, 2011, we held 12 available-for-sale securities that had been in a loss position for less than twelve months, and one available-for-sale security that had been in a loss position for twelve months or more. Included in the 12 securities in the less-than-twelve month position are (a) eight mortgage-backed securities, one of which has been in a loss position for one month, three have been in a loss position for three months, and four have been in a loss position for four months (b) four state and municipal securities, one has been in a loss position for three months, and three have been in a loss position for four months. The security in the twelve-months-or-more position is a corporate bond.

As of December 31, 2011, management believes that the estimated fair values of the securities noted above are primarily dependent on movements in market interest rates. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Management believes that these fair values will recover as the underlying portfolios mature. We do not intend to sell or expect that it is more likely than not that we will be required to sell these investment securities prior to the anticipated recovery in fair value. Accordingly, management does not believe any individual unrealized loss as of December 31, 2011, represents an other-than-temporary impairment.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale:
Investment Securities
U.S. government agency
obligations	$18,630	2.27%	$12,596	2.56%	$—	0.00%	$—	0.00%	$31,226	$31,744	2.39%
Corporate bonds	1,250	4.70	—	0.00	—	0.00	700	5.05	1,950	1,838	4.83
State and municipal securities	991	5.55	3,678	5.89	5,663	4.56	14,732	5.13	25,064	26,376	5.13
Other securities	4	0.00	—	0.00	—	0.00	—	0.00	4	4	0.00
Mortgage-backed securities	205	4.57	24,621	2.61	454	3.47	—	0.00	25,280	25,613	2.64

Total debt securities available
for sale	$21,080	2.59%	$40,895	2.89%	$6,117	4.48%	$15,432	5.13%	$83,524	$85,575	3.34%

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

Deposits. Residents of our primary market area are our main source of deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. From time to time, we supplement our funding with brokered deposits. At December 31, 2011 we had $53.7 million in brokered deposits, which includes $32.1 million of deposits generated from our local customer base that utilize the Certificate of Deposit Account Registry Service (CDARS) in order to obtain full FDIC insurance coverage. We have several additional sources for obtaining wholesale and brokered deposits if needed in the future. Our deposit products include demand and NOW, money market, savings, and term certificate accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Clover Leaf Bank on a periodic basis. Management determines the rates and terms based on competitive market rates, our needs for funds or liquidity, growth goals and federal and state regulations.

Noninterest-Bearing Deposits. The balances of our noninterest-bearing deposits at December 31, 2011 and 2010 were $39.3 million and $34.2 million, respectively.

Interest-Bearing Deposit Accounts by Type. The following table sets forth the average balances of our interest-bearing deposits in the various types of deposit programs for the years indicated.

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Interest-bearing transaction	$202,391	50.4%	0.90%	$190,368	46.8%	1.20%	$180,606	42.8%	1.60%
Savings deposits	21,422	5.3	0.71	21,475	5.3	0.71	28,267	6.7	0.77
	223,813	55.7		211,843	52.1		208,873	49.5

Certificates of deposit	178,266	44.3	2.16	194,688	47.9	2.72	212,782	50.5	3.36

Total interest-bearing deposits	$402,079	100.0%	1.45%	$406,531	100.0%	1.90%	$421,655	100.0%	2.43%

Time Deposit Balances and Maturities. The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2011.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 months	Over 12 Months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$12,038	$11,898	$24,221	$38,629	$86,786
Certificates of deposit of $100,000 or more (1)	25,766	7,824	18,922	17,981	70,493
Total of certificates of deposit	$37,804	$19,722	$43,143	$56,610	$157,279

(1)	The weighted average interest rates for these accounts, by maturity period, were: 1.39% for 3 months or less; 1.72% for over 3 to 6 months; 1.43% for over 6 to 12 months; and 2.05% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 1.60%.

Borrowings. Our borrowings consist of Federal Home Loan Bank advances, reverse repurchase agreements and subordinated debentures. At December 31, 2011, we had $26.9 million in advances and access to additional Federal Home Loan Bank advances of up to $26.4 million, and we had $36.9 million in securities sold under agreements to repurchase. For additional information on our subordinated debentures, please see note 11 to our Consolidated Financial Statements, contained within our Annual Report to Stockholders.

The following table sets forth information concerning balances and interest rates on all of our borrowings at or for the periods shown:

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of year	$67,818	$47,355	$62,790
Average balance during year	50,039	59,292	93,479
Maximum outstanding at any month end	67,818	88,292	97,776
Weighted average interest rate at end of year	0.57%	0.86%	2.64%
Average interest rate during year	1.28%	2.03%	2.15%

Subsidiary Activities

First Clover Leaf Financial Corp.’s only subsidiary is First Clover Leaf Bank. First Clover Leaf Bank’s only subsidiary is Clover Leaf Financial Services, an insurance agency that sells credit life and disability insurance policies.

Personnel

As of December 31, 2011, we had 80 full-time employees and 13 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

SUPERVISION AND REGULATION

General

First Clover Leaf Bank is a federally chartered savings association, and as such is regulated and supervised by the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution’s operations and assigns its rating (known as an institution’s CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. First Clover Leaf Bank also is a member of, and owns stock in, the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System. First Clover Leaf Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Comptroller of the Currency examines First Clover Leaf Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Comptroller of the Currency, or Congress, could have a material adverse impact on us and our operations.

As a savings and loan holding company, First Clover Leaf Financial Corp. is required to comply with the rules and regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and to file certain reports with and is subject to examination by the Federal Reserve Board. First Clover Leaf Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

New Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and requires First Clover Leaf Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like First Clover Leaf Financial Corp., in addition to bank holding companies which it regulates. As a result, the Federal Reserve Board’s regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like First Clover Leaf Financial Corp., unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to First Clover Leaf Bank, as described in “Federal Banking Regulation–Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. The Dodd-Frank Act also authorizes the payment of interest on commercial checking accounts, effective July 21, 2011.

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

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Comptroller of the Currency. Under these laws and regulations, First Clover Leaf Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. First Clover Leaf Bank also may establish subsidiaries that may engage in activities not otherwise permissible for First Clover Leaf Bank directly, including real estate investment, securities brokerage and insurance agency.

Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to adjusted total assets of at least 4% and to risk-weighted assets of at least 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Comptroller of the Currency capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2011, First Clover Leaf Bank’s capital exceeded all applicable requirements.

Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of risk-based capital on an unsecured basis. An additional amount may be loaned, equal to 10% of risk-based capital, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2011, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $10.4 million. At that date, the largest lending relationship with First Clover Leaf Bank totaled $8.5 million and consisted of two loans secured primarily by accounts receivable, real estate and corporate assets. First Clover Leaf Bank’s outstanding balance on this loan at year end was $2.4 million. This loan was performing in accordance with its repayment terms as of December 31, 2011.

Qualified Thrift Lender Test. As a federal savings association, First Clover Leaf Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, First Clover Leaf Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.

A savings association that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At December 31, 2011, First Clover Leaf Bank maintained portfolio assets in qualified thrift investments in excess of the percentage required to qualify it under the QTL test.

Capital Distributions. Comptroller of the Currency regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account. A savings association must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;
•	the savings association would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or Comptroller of the Currency–imposed condition; or
•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Comptroller of the Currency at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Comptroller of the Currency may disapprove a notice or application if:

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Comptroller of the Currency to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Comptroller of the Currency is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice. First Clover Leaf Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Comptroller of the Currency regulations and by Sections 23A and 23B of the Federal Reserve Act. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. First Clover Leaf Financial Corp. is an affiliate of First Clover Leaf Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings association. In addition, Comptroller of the Currency regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Enforcement. The Comptroller of the Currency has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Comptroller of the Currency is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

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

Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Comptroller of the Currency within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the savings association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, First Clover Leaf Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was $2.8 million.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits.  The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2011, the annualized Financing Corporation assessment was equal to 0.68 basis points of total assets less tangible capital. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.

For the year ended December 31, 2011, the Bank paid $39,602 related to the FICO bonds and $870,866 pertaining to deposit insurance assessments.  Deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012.

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

Federal Home Loan Bank System. First Clover Leaf Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, First Clover Leaf Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2011, First Clover Leaf Bank was in compliance with this requirement and held $4.4 million of excess stock in the Federal Home Loan Bank of Chicago.

Federal Reserve System

Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. As of December 31, 2011, First Clover Leaf Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Comptroller of the Currency.

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

Holding Company Regulation

Pursuant to the Dodd-Frank Act, as of July 21, 2011, the Federal Reserve Board succeeded the Office of Thrift Supervision as the regulator for savings and loan holding companies, such as First Clover Leaf Financial Corp.

General. First Clover Leaf Financial Corp. is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, First Clover Leaf Financial Corp. is registered with the Federal Reserve Board and subject to examination and supervision by the Federal Reserve Bank of St. Louis. First Clover Leaf Financial Corp. is subject to the Federal Reserve Board regulations (including applicable regulations of the former Office of Thrift Supervision), and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over First Clover Leaf

Financial Corp. and its non-insured subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The Federal Reserve Board has issued a policy guidance regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions.

  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Permissible Activities. Under present law, the business activities of First Clover Leaf Financial Corp. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including First Clover Leaf Financial Corp., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Bank of St. Louis. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Bank of St. Louis must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Bank of St. Louis is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and
(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), we were permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. We were required to use the specific charge off method in computing our bad debt deduction beginning with our 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2011, First Clover Leaf Bank had no reserves subject to recapture.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if First Clover Leaf Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules. At December 31, 2011, our total federal pre-1988 base year reserve was approximately $3.0 million. However, under current law, pre-1988 base year reserves remain subject to recapture if First Clover Leaf Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2011, First Clover Leaf Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

Illinois State Taxation. First Clover Leaf Financial Corp. is required to file Illinois income tax returns and pay tax at a stated tax rate of 9.5% for 2011 and 7.30% for 2010 of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. Effective January 1, 2011 the stated Illinois income tax rate increased to 9.50% and is scheduled to reduce to 7.75% in 2014.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.firstcloverleafbank.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.      RISK FACTORS

Not Required.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

ITEM 2.      PROPERTIES

The following table provides certain information with respect to our offices as of December 31, 2011:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
			(In thousands)
Main Office 6814 Goshen Road Edwardsville, Illinois 62025	Owned	2006	$ 2,297

2143 Route 157 Edwardsville, Illinois 62025	Owned	2006	944

300 St. Louis Street Edwardsville, Illinois 62025	Owned	1964	1,581

1046 E. Madison St Wood River, Illinois 62095	Owned	2008	1,830
Loan Production Office 12551 St. Route 143 Highland, Illinois 62249	Leased	2011	–

The net book value of our premises, land and equipment was approximately $10.1 million at December 31, 2011. In 2008, we purchased land in Highland, Illinois for possible future branch expansion. First Clover Leaf Bank continues to pursue other expansion opportunities.

ITEM 3.      LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The information required by this item is incorporated by reference to our Annual Report to Stockholders which is attached as Exhibit 13 hereto. No equity securities were sold during the year ended December 31, 2011 that were not registered under the Securities Act.

(b)	Not applicable.

(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Clover Leaf Financial Corp. of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2011 through October 31, 2011	500	$6.26	500	148,023
November 1, 2011 through November 30, 2011	2,516	$6.44	2,516	145,507
December 1, 2011 through December 31, 2011	5,000	$6.07	5,000	140,507
Total	8,016		8,016

(1)	The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, and on December 12, 2008, it increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares. Additional increases of 25,000 shares to the Plan were made on April 27, 2010, August 24, 2010, November 23, 2010 and June 28, 2011, and on August 23, 2011 an increase of 150,000 shares was authorized under the Plan. The Plan has no expiration date.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item 9 is contained and was previously filed in the Registrant’s Current Report on Form 8-K, filed with the SEC on October 12, 2011.

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

There were no changes in our internal controls over financial reporting during the period ended December 31, 2011 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2011, the Company’s internal control over financial reporting is effective, based on those criteria.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors and executive officers of First Clover Leaf Financial Corp. is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I–Election of Directors.”

ITEM 11.      EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement; specifically the section captioned “Executive Compensation.”

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holders Thereof.”

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

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of First Clover Leaf Financial Corp. (1)
3.2	Bylaws of First Clover Leaf Financial Corp. (1)
4.	Form of common stock certificate of First Clover Leaf Financial Corp. (1)
10.1	Employee Stock Ownership Plan (2)
10.2	Description of Bonus Plan (2)
10.3	[Reserved]
10.4	Amended and Restated Employment Agreement of Dennis M. Terry (4)
10.5	Amended and Restated Employment Agreement of Lisa M. Fowler (4)
10.6	Amended and Restated Employment Agreement of Darlene F. McDonald (4)
10.7	Employment Agreement of Brad S. Rench (5)
10.8	Amendment to Amended and Restated Employment Agreement of Dennis M. Terry (6)
10.9	Second Amendment to Second Amended and Restated Employment Agreement of Dennis M. Terry (8)
43

13	Portions of Annual Report to Stockholders

14	Code of Conduct (3)

21	Subsidiaries of the Registrant(7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements for the year ended December 31, 2011, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 of First Clover Leaf Financial Corp. (File No. 333-132423), originally filed with the Securities and Exchange Commission on March 14, 2006.
(2)	Incorporated by reference to the Registration Statement on Form SB-2 of First Federal Financial Services, Inc. (File No. 333- 113615), originally filed with the Securities and Exchange Commission on March 15, 2004.
(3)	Incorporated by reference to the Annual Report on Form 10-KSB of First Federal Financial Services, Inc for the year ended December 31, 2004, filed with the Commission on March 31, 2005.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB of First Clover Leaf Financial Corp. for the year ended December 31, 2006, filed with the Commission on April 2, 2007.
(5)	Incorporated by reference to the Annual Report on Form 10-K of First Clover Leaf Financial Corp. for the year ended December 31, 2009, filed with the Commission on March 31, 2010.
(6)	Incorporated by reference to the Annual Report on Form 10-K of First Clover Leaf Financial Corp. for the year ended December 31, 2010, filed with the Commission on March 31, 2011.
(7)	Incorporated by reference to the Annual Report on Form 10-K of First Clover Leaf Financial Corp. for the year ended December 31, 2010, filed with the Commission on March 31, 2011.
(8)	Incorporated by reference to the Current Report on Form 8-K of First Clover Leaf Financial Corp., filed with the Commission on November 4, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Clover Leaf Financial Corp.

Date: March 28, 2012	By:	/s/ Dennis M. Terry
Dennis M. Terry, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dennis M. Terry	By:	/s/ Gerard Schuetzenhofer
	Dennis M. Terry, President, and Chief		Gerard Schuetzenhofer
	Executive Officer and Director		Chairman of the Board
(Principal Executive Officer)

Date:	March 28, 2012	Date:	March 28, 2012

By:	/s/ Darlene F. McDonald	By:	/s/ Joseph J. Gugger
	Darlene F. McDonald, Senior Vice President		Joseph J. Gugger
	and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date:	March 28, 2012	Date:	March 28, 2012

By:	/s/ Joseph Helms	By:	/s/ Kenneth Highlander
	Joseph Helms		Kenneth Highlander
	Director		Director

Date:	March 28, 2012	Date:	March 28, 2012

By:	/s/ Gary Niebur	By:	/s/ Joseph Stevens
	Gary Niebur		Joseph Stevens
	Director		Director

Date:	March 28, 2012	Date:	March 28, 2012

By:	/s/ Dennis Ulrich	By:	/s/ Mary Westerhold
	Dennis Ulrich		Mary Westerhold
	Director		Director

Date:	March 28, 2012	Date:	March 28, 2012

