Form 10-Q
period 2012-03-31
First Clover Leaf Financial Corp.
filed 2012-05-15
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (do not check if smaller reporting company)☐	Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding May 2, 2012
Common Stock, par value $.10 per share	7,683,223

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

Index FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and due from banks	$12,922,451	$10,336,923
Interest-earning deposits	7,938,511	7,083,526
Federal funds sold	9,946,537	21,940,960
Total cash and cash equivalents	30,807,499	39,361,409

Interest-earning time deposits	1,742,088	1,738,498
Securities available for sale	87,491,896	85,575,351
Federal Home Loan Bank stock	4,245,619	6,306,273
Loans, net of allowance for loan losses of $5,564,661 and $7,789,262
at March 31, 2012 and December 31, 2011, respectively	390,626,743	387,634,646
Loans held for sale	1,076,000	1,661,750
Property and equipment, net	10,229,526	10,088,154
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	5,116,397	5,067,935
Core deposit intangible	745,747	816,000
Foreclosed assets	5,579,924	5,822,864
Mortgage servicing rights	668,364	651,409
Accrued interest receivable	1,853,837	1,726,319
Prepaid FDIC insurance premiums	1,326,853	1,439,197
Other assets	3,500,034	3,449,851
Total assets	$556,395,850	$562,724,979

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest bearing	$42,252,050	$39,256,851
Interest bearing	380,586,545	375,501,432
Total deposits	422,838,595	414,758,283

Federal Home Loan Bank advances	26,950,340	26,944,000
Securities sold under agreements to repurchase	22,909,886	36,874,298
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	330,941	417,828
Other liabilities	1,498,276	2,016,445
Total liabilities	478,528,038	485,010,854

Stockholders' Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized,
no shares issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized,
7,686,810 and 7,727,756 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	768,681	772,776
Additional paid-in capital	60,986,534	61,230,512
Retained earnings	14,878,950	14,418,656
Accumulated other comprehensive income	1,233,647	1,292,181
Total stockholders' equity	77,867,812	77,714,125

Total liabilities and stockholders' equity	$556,395,850	$562,724,979

See Notes to Consolidated Financial Statements.

Index FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Interest and dividend income:
Interest and fees on loans	$5,013,239	$5,400,031
Securities:
Taxable interest income	347,200	434,431
Nontaxable interest income	201,385	163,612
Federal Home Loan Bank dividends	—	1,590
Interest-earning deposits, federal funds sold, and other	17,690	24,808
Total interest and dividend income	5,579,514	6,024,472

Interest expense:
Deposits	1,067,360	1,614,632
Federal Home Loan Bank advances	130,014	125,730
Securities sold under agreements to repurchase	3,144	5,615
Subordinated debentures	24,606	48,189
Total interest expense	1,225,124	1,794,166

Net interest income	4,354,390	4,230,306

Provision for loan losses	450,000	300,000

Net interest income after provision for loan losses	3,904,390	3,930,306

Other income:
Service fees on deposit accounts	92,303	93,750
Other service charges and fees	89,320	82,591
Loan servicing fees	48,716	47,007
Gain on sale of securities	—	796
Gain on sale of loans	251,567	30,764
Other	23,118	(4,770)
	505,024	250,138

Other expenses:
Compensation and employee benefits	1,443,619	1,208,747
Occupancy expense	329,002	322,817
Data processing services	180,494	161,359
Director fees	41,350	35,100
Professional fees	177,295	129,463
FDIC insurance premiums	122,504	179,705
Foreclosed asset related expenses	85,035	186,950
Amortization of core deposit intangible	70,253	77,350
Amortization of mortgage servicing rights	59,093	38,260
Other	524,406	432,081
	3,033,051	2,771,832

Income before income taxes	1,376,363	1,408,612

Income tax expense	453,827	502,731

Net income	$922,536	$905,881

Net income	$922,536	$905,881
Other comprehensive income:
Change in unrealized gains (losses) on securities available for sale,
net of reclassifications and taxes	(58,534)	217,432
Comprehensive income	$864,002	$1,123,313

Basic and diluted earnings per share (see Note 6)	$0.12	$0.12
Dividends per share	$0.06	$0.06

See Notes to Consolidated Financial Statements.

Index FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$922,536	$905,881
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	(15,182)	3,275
Premiums and discounts on securities	(212,632)	(119,355)
Core deposit intangible	70,253	77,350
Mortgage servicing rights	59,093	38,260
Amortization of fair value adjustments	(15,688)	(4,987)
Provision for loan losses	450,000	300,000
Depreciation	141,167	140,871
ESOP expense	—	15,218
Gain on sale of securities available for sale	—	(796)
Gain on sale of loans	(251,567)	(30,764)
Loss on sale of foreclosed assets	32,613	20,778
Earnings on bank-owned life insurance	(48,462)	—
Proceeds from sales of loans held for sale	9,413,857	1,665,012
Originations of loans held for sale	(8,576,540)	(2,745,898)
Change in assets and liabilities:
Mortgage servicing rights	(76,048)	(13,589)
Accrued interest receivable and other assets	(65,357)	(334,332)
Accrued interest payable	(86,887)	(64,778)
Other liabilities	(483,791)	(400,412)
Net cash provided by (used in) operating activities	1,257,365	(548,266)

Cash flows from investing activities
Purchase of interest-earning time deposits	(3,590)	(4,737)
Available for sale securities:
Purchases	(16,811,357)	(41,578,680)
Proceeds from calls, maturities, and paydowns	15,030,635	33,510,529
Redemption of FHLB stock	2,060,654	—
Increase in loans	(3,609,972)	(5,123,843)
Purchase of property and equipment	(286,557)	(19,162)
Proceeds from the sale of foreclosed assets	400,327	896,500
Net cash used in investing activities	(3,219,860)	(12,319,393)

(Continued)

Index FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from financing activities
Net increase in deposit accounts	$8,083,312	$5,628,626
Net decrease in securities sold under agreements to repurchase	(13,964,412)	(5,079,963)
Repurchase of common stock	(248,073)	(44,157)
Cash dividends paid	(462,242)	(466,579)
Net cash (used in) provided by financing activities	(6,591,415)	37,927

Net decrease in cash and cash equivalents	(8,553,910)	(12,829,732)

Cash and cash equivalents:
Beginning	39,361,409	66,253,047

Ending	$30,807,499	$53,423,315

Supplemental schedule of noncash investing activities
Assets acquired in settlement of loans	$190,000	$2,225,320

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,308,671	$1,837,216
Income taxes, net of refunds	675,000	880,000

See Notes to Consolidated Financial Statements.

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011

Note 1.     Summary of Significant Accounting Policies

The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. Any differences appearing between the numbers presented in the financial statements and management’s discussion and analysis are due to rounding. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company” or “First Clover Leaf”) for the year ended December 31, 2011 contained in the 2011 Annual Report to Stockholders that is filed as Exhibit 13 to the Company’s Annual Report on Form 10-K. Accordingly, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted.

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

Recent accounting pronouncements: The following accounting standards were recently issued relating to the financial services industry:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition. The additional disclosures are included in Notes 8 and 9.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to one continuous statement instead of being presented separately.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this guidance is not expected to have a material impact on the Company’s assessment of goodwill impairment.

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 1. Summary of Significant Accounting Policies (Continued)

Reclassifications: Certain reclassifications have been made to the balances, with no effect on net income or total stockholders’ equity, for the three months ended March 31, 2011, to be consistent with the classifications adopted for the three months ended March 31, 2012.

Note 2. Securities

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, are summarized as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$32,619,131	$407,691	$(14,695)	$33,012,127
Corporate bonds	1,199,841	5,049	(63,812)	1,141,078
State and municipal securities	24,743,072	1,258,436	(1,949)	25,999,559
Other securities	3,501	—	—	3,501
Mortgage-backed: residential	26,968,071	436,899	(69,339)	27,335,631

	$85,533,616	$2,108,075	$(149,795)	$87,491,896

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$31,226,753	$517,236	$—	$31,743,989
Corporate bonds	1,949,836	12,444	(123,956)	1,838,324
State and municipal securities	25,063,842	1,329,567	(17,291)	26,376,118
Other securities	3,501	—	—	3,501
Mortgage-backed: residential	25,280,227	425,272	(92,080)	25,613,419

	$83,524,159	$2,284,519	$(233,327)	$85,575,351

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 2. Securities (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011, are summarized as follows:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency
obligations	$1,996,180	$(14,695)	$—	$—	$1,996,180	$(14,695)
Corporate bonds	—	—	636,188	(63,812)	636,188	(63,812)
State and municipal securities	1,129,190	(1,949)	—	—	1,129,190	(1,949)
Mortgage-backed: residential	8,165,539	(69,339)	—	—	8,165,539	(69,339)

	$11,290,909	$(85,983)	$636,188	$(63,812)	$11,927,097	$(149,795)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$—	$—	$576,044	$(123,956)	$576,044	$(123,956)
State and municipal securities	1,448,738	(17,291)	—	—	1,448,738	(17,291)
Mortgage-backed: residential	9,805,765	(92,080)	—	—	9,805,765	(92,080)

	$11,254,503	$(109,371)	$576,044	$(123,956)	$11,830,547	$(233,327)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At March 31, 2012, the Company had 12 securities in an unrealized loss position which included: two U.S. government agency securities, one corporate bond, three state and municipal securities, and six mortgage-backed securities. The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows. While our one corporate bond has been in an unrealized loss position for more than 12 months and is currently at an 9% unrealized loss position, which we believe is interest rate driven, there have been no defaults by the bond issuer to date, and the bond remains above investment grade. The unrealized loss on this corporate bond has improved during the quarter, from an 18% unrealized loss position at December 31, 2011. The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost. Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 2. Securities (Continued)

The amortized cost and fair value at March 31, 2012, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Other securities have no stated maturity. Therefore, stated maturities are not disclosed for these categories.

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$18,054,177	$18,166,260
Due after one year through five years	19,456,539	19,949,285
Due after five years through ten years	5,552,310	5,893,712
Due after ten years	15,499,018	16,143,507
Mortgage-backed: residential	26,968,071	27,335,631
Other securities	3,501	3,501

	$85,533,616	$87,491,896

Securities with a carrying amount of approximately $71,593,000 and $76,501,000 were pledged to secure deposits as required or permitted by law at March 31, 2012 and December 31, 2011, respectively.

Note 3.     Loans

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At March 31,		At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$114,034,980	28.5%	$115,540,320	29.1%
Multi-family	39,442,908	9.8	39,481,726	9.9
Commercial	136,440,598	34.1	128,656,804	32.4
Construction and land	40,516,521	10.1	44,192,020	11.1
	330,435,007	82.5	327,870,870	82.5

Commercial business	53,967,603	13.5	48,676,963	12.3

Consumer:
Home equity	14,918,765	3.7	19,139,850	4.8
Automobile and other	1,356,053	0.3	1,414,711	0.4
	16,274,818	4.0	20,554,561	5.2

Total gross loans	400,677,428	100.0%	397,102,394	100.0%
Undisbursed portion of construction loans	(4,518,395)		(1,725,311)
Deferred loan origination costs (fees), net	32,371		46,825
Allowance for loan losses	(5,564,661)		(7,789,262)

Loans, net	$390,626,743		$387,634,646

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 3. Loans (Continued)

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

Additional information regarding our accounting policies for the individual loan categories is contained in our 2011 Annual Report to Stockholders that is filed as an exhibit to the Company’s Annual Report on Form 10-K.

The loan portfolio includes a concentration of loans in commercial real estate amounting to approximately $136,441,000 and $128,657,000 as of March 31, 2012 and December 31, 2011, respectively. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. The concentration of credit within commercial real estate is taken into consideration by management in determining the allowance for loan losses. The Company’s opinion as to the ultimate collectibility of these loans is subject to estimates regarding future cash flows from operations and the value of the property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

On occasion, the Company originates loans secured by single-family dwellings with loan to value ratios exceeding 90%. The Company does not consider the level of such loans to be a significant concentration of credit as of March 31, 2012 or December 31, 2011.

The recorded investment in loans does not include accrued interest and loan origination fees due to immateriality.

The following tables present our past-due loans, segregated by class, as of March 31, 2012 and December 31, 2011.

March 31, 2012

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$650,524	$375,945	$1,171,163	$2,197,632	$111,837,348	$114,034,980	$306,769
Multi-family	—	3,401,359	230,287	3,631,646	35,811,262	39,442,908	—
Commercial	189,579	97,916	4,023,892	4,311,387	132,129,211	136,440,598	—
Construction and land	229,500	—	4,701,038	4,930,538	35,585,983	40,516,521	—
	1,069,603	3,875,220	10,126,380	15,071,203	315,363,804	330,435,007	306,769

Commercial business	—	315,875	681,755	997,630	52,969,973	53,967,603	483,575

Consumer
Home equity	—	—	271,495	271,495	14,647,270	14,918,765	—
Automobile and other	—	—	—	—	1,356,053	1,356,053	—
	—	—	271,495	271,495	16,003,323	16,274,818	—

Total	$1,069,603	$4,191,095	$11,079,630	$16,340,328	$384,337,100	$400,677,428	$790,344

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 3. Loans (Continued)

December 31, 2011

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$679,214	$49,977	$946,915	$1,676,106	$113,864,214	$115,540,320	$404,984
Multi-family	—	—	235,837	235,837	$39,245,889	39,481,726	—
Commercial	—	1,745,863	762,168	2,508,031	$126,148,773	128,656,804	—
Construction and land	155,125	229,500	7,130,658	7,515,283	$36,676,737	44,192,020	—
	834,339	2,025,340	9,075,578	11,935,257	315,935,613	327,870,870	404,984

Commercial business	202,874	126,674	193,697	523,245	48,153,718	48,676,963	—

Consumer:
Home equity	109,795	123,527	141,777	375,099	18,764,751	19,139,850	—
Automobile and other	—	—	—	—	1,414,711	1,414,711	—
	109,795	123,527	141,777	375,099	20,179,462	20,554,561	—
	$1,147,008	$2,275,541	$9,411,052	$12,833,601	$384,268,793	$397,102,394	$404,984

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

Non-accrual loans, segregated by class, are as follows:

	March 31,	December 31,
	2012	2011
Real estate loans:
One-to-four family	$1,195,222	$1,203,351
Multi-family	1,110,771	1,119,696
Commercial	4,023,892	762,168
Construction and land	5,614,292	7,690,156
	11,944,177	10,775,371

Commercial business	461,689	249,695

Consumer:
Home equity	271,495	141,777
Automobile and other	—	—
	271,495	141,777

Total non-accrual loans	$12,677,361	$11,166,843

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 3. Loans (Continued)

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended March 31, 2012

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
]Real estate loans:
One-to-four family	$777,470	$(203,462)	$—	(249,042)	$324,966
Multi-family	779,680	—	—	(75,360)	704,320
Commercial	1,157,114	(234,228)	272	715,931	1,639,089
Construction and land	3,934,573	(2,095,760)	7,908	226,699	2,073,420
	6,648,837	(2,533,450)	8,180	618,228	4,741,795

Commercial business	969,669	(151,527)	2,196	(151,364)	668,974

Consumer
Home equity	133,234	—	—	1,537	134,771
Automobile and other	37,522	—	—	(18,401)	19,121
	170,756	—	—	(16,864)	153,892

Total	$7,789,262	$(2,684,977)	$10,376	$450,000	$5,564,661

Three months ended March 31, 2011

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,161,865	$(235,204)	$18,037	$152,594	$1,097,292
Multi-family	299,964	(171,878)	—	183,398	311,484
Commercial	1,043,023	(275,405)	1,361	497,382	1,266,361
Construction and land	2,151,810	(1,091,194)	57,244	(260,521)	857,339
	4,656,662	(1,773,681)	76,642	572,853	3,532,476

Commercial business	868,572	—	10,547	(225,212)	653,907

Consumer
Home equity	193,756	—	—	(46,483)	147,273
Automobile and other	9,405	—	—	(1,158)	8,247
	203,161	—	—	(47,641)	155,520

Total	$5,728,395	$(1,773,681)	$87,189	$300,000	$4,341,903

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 3. Loans (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of March 31, 2012, and December 31, 2011.

March 31, 2012

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$67,064	$257,902	$324,966	$1,501,991	$112,532,989	$114,034,980
Multi-family	350,328	353,992	704,320	3,631,646	35,811,262	39,442,908
Commercial	594,936	1,044,153	1,639,089	4,023,892	132,416,706	136,440,598
Construction and land	22,571	2,050,849	2,073,420	6,113,492	34,403,029	40,516,521
	1,034,899	3,706,896	4,741,795	15,271,021	315,163,986	330,435,007

Commercial business	61,566	607,408	668,974	465,586	53,502,017	53,967,603

Consumer:
Home equity	125,080	9,691	134,771	271,495	14,647,270	14,918,765
Automobile and other	—	19,121	19,121	—	1,356,053	1,356,053
	125,080	28,812	153,892	271,495	16,003,323	16,274,818

Total	$1,221,545	$4,343,116	$5,564,661	$16,008,102	$384,669,326	$400,677,428

December 31, 2011

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$383,825	$393,645	$777,470	$2,531,092	$113,009,228	$115,540,320
Multi-family	356,260	423,420	779,680	3,640,570	35,841,156	39,481,726
Commercial	98,754	1,058,360	1,157,114	3,357,048	125,299,756	128,656,804
Construction and land	2,080,706	1,853,867	3,934,573	7,845,281	36,346,739	44,192,020
	2,919,545	3,729,292	6,648,837	17,373,991	310,496,879	327,870,870

Commercial business	161,786	807,883	969,669	1,563,746	47,113,217	48,676,963

Consumer:
Home equity	13,814	119,420	133,234	651,248	18,488,602	19,139,850
Automobile and other	—	37,522	37,522	—	1,414,711	1,414,711
	13,814	156,942	170,756	651,248	19,903,313	20,554,561

Total	$3,095,145	$4,694,117	$7,789,262	$19,588,985	$377,513,409	$397,102,394

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 3. Loans (Continued)

Credit Quality Indicators:

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt and comply with various terms of their loan agreements. The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends. Generally, all sizeable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit’s risk profile. Credits classified as watch generally receive a review more frequently than annually. The risk category of homogeneous loans such as consumer loans and smaller balance loans is evaluated when the loan becomes delinquent. For special mention, substandard, and doubtful credit classifications, the frequency of review is increased to no less than quarterly in order to determine potential impact on credit loss estimates.

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

Loss – An asset, or portion thereof, classified as loss is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. As such, it is not practical or desirable to defer the write-off. Therefore, there is no balance to report at March 31, 2012 or December 31, 2011.

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 3. Loans (Continued)

The following tables present our credit quality indicators, segregated by class, as of March 31, 2012 and December 31, 2011.

March 31, 2012

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$110,861,323	$1,223,905	$1,679,867	$269,885	$114,034,980
Multi-family	35,473,587	337,675	3,631,646	—	39,442,908
Commercial	122,630,013	4,698,740	8,577,695	534,150	136,440,598
Construction and land	18,104,657	7,766,253	11,891,701	2,753,910	40,516,521
	287,069,580	14,026,573	25,780,909	3,557,945	330,435,007

Commercial business	51,507,290	463,802	1,881,020	115,491	53,967,603

Consumer
Home equity	14,608,421	38,849	179,439	92,056	14,918,765
Automobile and other	1,353,498	—	2,555	—	1,356,053
	15,961,919	38,849	181,994	92,056	16,274,818

Total	$354,538,789	$14,529,224	$27,843,923	$3,765,492	$400,677,428

December 31, 2011

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$111,752,817	$1,245,332	$2,126,651	$415,520	$115,540,320
Multi-family	35,841,156	—	3,640,570	—	39,481,726
Commercial	117,634,711	3,856,453	7,061,405	104,235	128,656,804
Construction and land	25,903,980	950,000	17,338,040	—	44,192,020
	291,132,664	6,051,785	30,166,666	519,755	327,870,870

Commercial business	44,805,581	474,961	3,396,421	—	48,676,963

Consumer:
Home equity	17,980,458	471,386	688,006	—	19,139,850
Automobile and other	1,411,319	—	3,392	—	1,414,711
	19,391,777	471,386	691,398	—	20,554,561
Total	$355,330,022	$6,998,132	$34,254,485	$519,755	$397,102,394

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 3. Loans (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for the periods indicated. The unpaid contractual balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

As of and for the three months ended March 31, 2012

	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real Estate Loans:
One-to-four family	$1,129,306	$1,067,402	$—	$933,355	$8,634	$—
Multi-family	382,207	230,287	—	233,062	—	—
Commercial	48,639	20,611	—	987,599	—	—
Construction and land	2,658,967	2,407,967	—	2,192,154	4,422	—
	4,219,119	3,726,267	—	4,346,170	13,056	—

Commercial business	264,235	162,553	—	216,429	309	—

Consumer:
Home equity	127,962	127,962	—	382,698	—	—
Automobile and other	—	—	—	—	—	—
	127,962	127,962	—	382,698	—	—
Subtotal	$4,611,316	$4,016,782	$—	$4,945,297	$13,365	$—

With an allowance recorded:
Real Estate Loans:
One-to-four family	$434,589	$434,589	$67,064	$1,083,186	$—	$—
Multi-family	3,401,359	3,401,359	350,328	3,403,046	27,971	—
Commercial	4,208,509	4,003,281	594,936	2,702,871	8,000	—
Construction and land	6,731,390	3,705,525	22,571	4,787,232	—	—
	14,775,847	11,544,754	1,034,899	11,976,335	35,971	—

Commercial business	303,033	303,033	61,566	798,238	575	—

Consumer:
Home equity	143,533	143,533	125,080	78,673	—	—
Automobile and other	—	—	—	—	—	—
	143,533	143,533	125,080	78,673	—	—
Subtotal	$15,222,413	$11,991,320	$1,221,545	$12,853,246	$36,546	$—
Total	$19,833,729	$16,008,102	$1,221,545	$17,798,543	$49,911	$—

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 3. Loans (Continued)

As of and for the twelve months ended December 31, 2011

	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real Estate Loans:
One-to-four family	$799,309	$799,309	$—	$1,556,530	$33,329	$5,193
Multi-family	387,757	235,837	—	2,190,031	88,194	3,995
Commercial	1,954,587	1,954,587	—	3,226,800	179,230	2,012
Construction and land	2,227,340	1,976,340	—	3,837,418	3,876	—
	5,368,993	4,966,073	—	10,810,779	304,629	11,200

Commercial business	270,304	270,304	—	460,871	13,465	—

Consumer:
Home equity	637,433	637,434	—	583,781	21,051	—
Automobile and other	—	—	—	—	—	—
	637,433	637,434	—	583,781	21,051	—
Subtotal	$6,276,730	$5,873,811	$—	$11,855,431	$339,145	$11,200

With an allowance recorded:
Real Estate Loans:
One-to-four family	$1,731,783	$1,731,783	$383,825	$1,114,300	$3,144	$—
Multi-family	3,404,733	3,404,733	356,260	1,790,613	19,853	—
Commercial	1,402,461	1,402,461	98,754	619,241	38,585	4,827
Construction and land	6,799,046	5,868,941	2,080,706	3,003,567	—	—
	13,338,023	12,407,918	2,919,545	6,527,721	61,582	4,827

Commercial business	1,293,442	1,293,442	161,786	642,990	24,732	—

Consumer:
Home equity	13,814	13,814	13,814	23,851	—	—
Automobile and other	—	—	—	2,368	—	—
	13,814	13,814	13,814	26,219	—	—
Subtotal	$14,645,279	$13,715,174	$3,095,145	$7,196,930	$86,314	$4,827
Total	$20,922,009	$19,588,985	$3,095,145	$19,052,361	$425,459	$16,027

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 3. Loans (Continued)

For the three months ended March 31, 2011

	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real Estate Loans:
One-to-four family	$2,042,700	$3,260	$—
Multi-family	949,543	3,458	—
Commercial	3,860,735	42,040	2,012
Construction and land	2,575,712	3,876	—
	9,428,690	52,634	2,012

Commercial business	320,350	—	—

Consumer:
Home equity	543,469	—	—
Automobile and other	—	—	—
	543,469	—	—
Subtotal	$10,292,509	$52,634	$2,012

With an allowance recorded:
Real Estate Loans:
One-to-four family	$840,438	$—	$—
Multi-family	2,710,945	—	—
Commercial	157,367	—	4,827
Construction and land	3,331,522	—	—
	7,040,272	—	4,827

Commercial business	355,619	8,861	—

Consumer:
Home equity	—	—	—
Automobile and other	5,921	—	—
	5,921	—	—
Subtotal	$7,401,812	$8,861	$4,827
Total	$17,694,321	$61,495	$6,839

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 3. Loans (Continued)

Troubled Debt Restructurings:

The Company has allocated $351,592 of specific reserves on $7,378,081 of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012. The Company had $1,275,718 of allocations of specific reserves on $9,349,510 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2011. The Company had no commitments to lend additional amounts as of March 31, 2012 or December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2012, a loan in the amount of $499,175 was modified as a troubled debt restructuring. The modification of the term of such loan was due to a reduction of the stated interest rate of the loan. The modification was for a six-month period.

The following table presents loans by class that were modified as troubled debt restructurings that occurred during the three months ended March 31, 2012 and 2011:

March 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction and land	1	$499,175	$499,200

Total	1	$499,175	$499,200

March 31, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	1	$530,000	$528,684
Multi-family	1	4,982,426	4,003,611
	2	5,512,426	4,532,295

Consumer
Home equity	1	209,994	209,994

Total	3	$5,722,420	$4,742,289

The troubled debt restructurings described above resulted in no net increases in the allowance for loan losses and no charge offs during the three months ending March 31, 2012.

There are no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending March 31, 2012.

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011

Note 4.     Core Deposit Intangible

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	March 31,	December 31,
	2012	2011
Core deposit intangible	$3,258,000	$3,258,000
Less accumulated amortization	(2,512,253)	(2,442,000)

	$745,747	$816,000

Amortization expense on core deposit intangible for the three months ended March 31, 2012 and 2011 was $70,253 and $77,350, respectively.

Estimated future amortization expense on core deposit intangible for the remaining nine months of 2012 and each of the five succeeding fiscal years is as follows:

Period	Amount
Nine months ending December 31, 2012	$210,747
Year ending December 31, 2013	264,000
Year ending December 31, 2014	75,000
Year ending December 31, 2015	58,000
Year ending December 31, 2016	58,000
Year ending December 31, 2017	58,000

Note 5.     Goodwill

The Company reported goodwill from its acquisition of Clover Leaf Bank in 2006 in the amount of $9,402,608 and its acquisition of Partners Bank in 2008 in the amount of $11,282,715, for a total of $20,685,323 in goodwill. In June 2009, we recorded an impairment charge of $9,300,000, reducing the amount of goodwill to $11,385,323. In accordance with ASC Topic 350, Intangibles- Goodwill and Other, goodwill and intangible assets with indefinite useful lives are no longer amortized; rather they are assessed, at least annually, for impairment. The Company tests goodwill for impairment on an annual basis as of September 30, or more often if events or circumstances indicate there may be impairment. Management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.

As outlined in ASC Topic 350, the goodwill impairment analysis involves a two-step test. This guidance also allows for a qualitative assessment of the reporting unit. A qualitative assessment may be performed if in the prior period two-step impairment test the fair value was greater than the carrying value by a substantial margin. If in the prior period two-step test goodwill was impaired or fair value was not greater than the carrying amount by a substantial margin, First Clover Leaf would go straight to the two-step impairment test. Step one includes two valuation methodologies; (i) the comparable transactions approach, and (ii) the control premium approach. The first valuation methodology, used to identify potential impairment, involves comparing the fair value of the reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds fair value, there is an indication of impairment, and the second valuation methodology is performed to measure the amount of impairment. The second valuation methodology involves calculating an implied fair value of goodwill for the reporting unit, in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first valuation methodology, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 5. Goodwill (Continued)

acquired in a business combination. If the carrying value of the reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded against earnings for the excess.

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future, and we may be required to record additional goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would result or, it if does, whether such charge would be material. However, any such future impairment loss would be limited to the remaining goodwill balance of $11,385,323 at March 31, 2012. Subsequent reversal of goodwill impairment losses is not permitted.

Note 6. Earnings per Share

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding. Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2012	2011

Net income	$922,536	$905,881
Basic potential common shares:
Weighted average shares outstanding	7,703,972	7,886,123
Weighted average unallocated Employee Stock Ownership
Plan shares	—	(110,523)
Basic weighted average shares outstanding	7,703,972	7,775,600

Dilutive potential common shares	—	—

Diluted weighted average shares outstanding	7,703,972	7,775,600

Basic and diluted earnings per share	$0.12	$0.12

Note 7. Employee Stock Ownership Plan

The Company had an employee stock ownership plan (ESOP) that covered substantially all employees who had attained the age of 21 and completed one year of service. The Company terminated the ESOP effective December 31, 2011. The Company loaned funds to the ESOP for the purchase of its common stock. The loan was being repaid based on a variable interest rate over 20 years beginning December 31, 2004. All shares were held in a suspense account for allocation among the participants as the loan was repaid. Shares were released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the remaining life of the note. Shares released from the suspense account were allocated among the participants based upon their pro rata annual compensation. The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares were committed to be released to compensate employees, the contra equity account was reduced and the Company recognized compensation expense equal to the average fair market value of the shares committed to be released. Compensation expense of $15,218 was incurred for the three months ended March 31, 2011. There was no compensation expense incurred for the three months ended March 31, 2012.

Dividends on unallocated ESOP shares, together with Company contributions, were used by the ESOP in 2011 to repay principal and interest on the outstanding note.

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 7. Employee Stock Ownership Plan (Continued)

The following table reflects the shares held by the plan at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Allocated shares	74,866	74,866

	74,866	74,866

In conjunction with the termination of the ESOP, 100,453 shares at $6.10 per share were cancelled and applied as repayment of the ESOP loan. The remaining 1,591 unallocated shares were then allocated to the participants based on their pro-rata share. The allocated shares will be distributed to the participants after the Company receives the final IRS determination letter that the ESOP is officially terminated.

Note 8.     Fair Value Measurements

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

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 - Inputs other than quoted prices included with Level 1 that are observable for the asset or liability either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived from or corroborated by market data by correlation or other means.

•	Level 3 - Unobservable inputs for determining the fair value of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Available-for-sale securities: The fair value of available-for-sale securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios. In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month. Because they are not price quote valuations, the pricing methods are considered Level 2 inputs. At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently has no securities classified within Level 3. During the three months ended March 31, 2012, there were no transfers between Level 1 and Level 2. The valuation methodology was consistent for the three months ended March 31, 2012 and the year ended December 31, 2011. At least annually, a third party is engaged to validate the discounted cash flows and resulting fair value.

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 8. Fair Value Measurements (Continued)

Foreclosed assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These amounts are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Impaired loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.

Appraisals for both foreclosed assets and collateral-dependent impaired loans are performed by certified general appraisers (for commercial property) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Loan Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of 8% to 20% is applied to appraisals based on property type. An additional discount is applied if the appraisal was performed more than 12 months ago.

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 8. Fair Value Measurements (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level as of March 31, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at March 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$33,012,127	$—	$33,012,127
Corporate bonds	—	1,141,078	—	1,141,078
State and municipal securities	—	25,999,559	—	25,999,559
Other securities	—	3,501	—	3,501
Mortgage-backed: residential	—	27,335,631	—	27,335,631
Total securities available for sale	$—	$87,491,896	$—	$87,491,896

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$31,743,989	$—	$31,743,989
Corporate bonds	—	1,838,324	—	1,838,324
State and municipal securities	—	26,376,118	—	26,376,118
Other securities	—	3,501	—	3,501
Mortgage-backed: residential	—	25,613,419	—	25,613,419
Total securities available for sale	$—	$85,575,351	$—	$85,575,351

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 8. Fair Value Measurements (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level as of March 31, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at March 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate loans:
One-to-four family	$—	$—	$137,735	$137,735
Commercial	—	—	755,000	755,000
Construction and land	—	—	407,193	407,193

Total foreclosed assets	$—	$—	$1,299,928	$1,299,928

Impaired loans:
Real estate loans:
One-to-four family	$—	$—	$367,525	$367,525
Multi-family	—	—	3,051,031	3,051,031
Commercial	—	—	3,408,345	3,408,345
Construction and land	—	—	3,682,954	3,682,954
	$—	$—	$10,509,855	$10,509,855

Commercial business	$—	$—	$241,467	$241,467

Consumer loans:
Home Equity	$—	$—	$18,453	$18,453

Total impaired loans	$—	$—	$10,769,775	$10,769,775

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 8. Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate loans:
One-to-four family	$—	$—	$224,060	$224,060
Commercial	—	—	755,000	755,000
Construction and land	—	—	407,193	407,193

Total foreclosed assets	$—	$—	$1,386,253	$1,386,253

Impaired loans:
Real estate loans:
One-to-four family	$—	$—	$1,347,958	$1,347,958
Multi-family	—	—	3,048,473	3,048,473
Commercial	—	—	1,303,707	1,303,707
Construction and land	—	—	3,788,235	3,788,235
	$—	$—	$9,488,373	$9,488,373

Commercial business	$—	$—	$1,131,656	$1,131,656

Total impaired loans	$—	$—	$10,620,029	$10,620,029

Foreclosed assets are collateral dependent and are recorded at the lesser of the recorded investment in the receivable or the appraised value less costs to sell and may be revalued on a nonrecurring basis. Appraisals on foreclosed assets are valued based on the sales comparison approach with adjustments made between comparable sales. Further discounting is applied to the appraisals, and the range of discounting is from 8% to 20%. An additional discount is applied if the appraisal was performed more than 12 months ago. Foreclosed assets measured at fair value less costs to sell on a nonrecurring basis during the three months ended March 31, 2012, had a net carrying amount of $1,299,928, which is made up of the outstanding balance of $1,679,627, net of write-downs of $379,699. For the year ended December 31, 2011, foreclosed assets measured at fair value less costs to sell on a nonrecurring basis had a net carrying amount of $1,386,253, which is made up of the outstanding balance of $1,835,527, net of write-downs of $449,274.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $11,991,320, with a valuation allowance of $1,221,545 at March 31, 2012. Additional provision for loan losses on impaired loans during the three months ended March 31, 2012 was $811,000. Appraisals on foreclosed assets are valued based on the sales comparison approach with adjustments made between comparable sales. Discounting is applied to the appraisals with a range from 8% to 20%. An additional discount is applied if the appraisal was performed more than 12 months ago. At December 31, 2011, impaired loans had a principal balance of $13,715,174, with a valuation allowance of $3,095,145, resulting in a net increase in provision for loan losses of $967,420 for the year ended December 31, 2011.

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 8. Fair Value Measurements (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Foreclosed assets:
Real estate loans:
One-to-four family	$137,735	Sales Comparison	Adjustment for difference between comparable sales	3-8%	5.0%
Commercial	755,000	Sales Comparison	Adjustment for difference between comparable sales	1-24%	10.5%
Construction and land	407,193	Sales Comparison	Adjustment for difference between comparable sales	0-47%	19.3%
Impaired loans:
Real estate loans:
One-to-four family	367,525	Sales Comparison	Adjustment for difference between comparable sales	0-12%	5.7%
Multi-family	3,051,031	Sales Comparison	Adjustment for difference between comparable sales	1-18%	10.0%
Commercial	3,408,345	Sales Comparison	Adjustment for difference between comparable sales	5-17%	12.3%
Construction and land	3,682,954	Sales Comparison	Adjustment for difference between comparable sales	2-12%	6.3%
Commercial business	241,467	Sales Comparison	Adjustment for difference between comparable sales	4-50%	22.8%
Consumer loans:
Home equity	18,453	Sales Comparison	Adjustment for difference between comparable sales	0-12%	5.7%

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011

Note 9.     Fair Value of Financial Instruments

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

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and cash equivalents approximate fair values given the short-term nature and active market for U.S. currency and are classified as Level 1.

Interest-Earning Time Deposits: Due to the short-term nature of these deposits, the carrying amounts of these deposits approximate fair values. However, since it is unusual to observe a quoted price in an active market during the outstanding term these deposits are classified as Level 2.

Federal Home Loan Bank Stock: The Company is required to maintain these equity securities as a member of the Federal Home Loan Bank of Chicago and in amounts as required by this institution. These equity securities are "restricted" in that they can only be sold back to the respective institution or another member institution at par. Therefore, they are less liquid than other tradable securities and their fair value is not readily available.

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segmented by type such as real estate, commercial business, and consumer loans. Each loan segment is further segregated into fixed and adjustable rate interest terms and by performing and non-performing classifications. The fair value of fixed rate loans is estimated by either observable market prices or by discounting future cash flows using discount rates that reflect the Company’s current pricing for loans with similar characteristics, such as loan type, pricing and remaining maturity resulting in a Level 3 classification. Impaired loans that have no specific reserve are classified as Level 3. Impaired loans that have been written down to the fair value of the corresponding collateral, less estimated costs to sell, are not included in this table as those amounts were presented previously. The fair value computed is not necessarily an exit price.

Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates its fair value. Accrued interest receivable related to interest-earning time deposits and securities is classified as Level 2. Accrued interest receivable related to loans is classified as Level 3.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) and are classified as Level 1. The carrying amounts for interest-bearing money market and savings accounts approximate their fair values at the reporting date and are classified as Level 1. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Federal Home Loan Bank Advances: The fair value of Federal Home Loan Bank advances, which are at a fixed rate, are estimated using discounted cash flow analyses based on current rates for similar advances resulting in a Level 2 classification.

Securities Sold Under Agreements to Repurchase: The carrying amounts of securities sold under agreements to repurchase approximate fair value resulting in a Level 2 classification.

Subordinated debentures: This debenture is a floating rate instrument which re-prices quarterly. The fair value of variable rate trust preferred debentures approximate carrying value resulting in a Level 2 classification.

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 9. Fair Value of Financial Instruments (Continued)

Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value. Accrued interest payable related to interest-bearing money market and savings accounts is classified as Level 1. All other accrued interest payable is classified as Level 2,

The following information presents estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 that have not been previously presented.

		Fair Value Measurements at March 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial assets:	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash and cash equivalents	$30,807,499	$30,807,499	$—	$—	$30,807,499
Interest-earning time deposits	1,742,088	—	1,742,088	—	1,742,088
Federal Home Loan Bank stock	4,245,619	—	—	—	N/A
Loans, net (excluding impaired
loans with a reserve allocation	379,856,968	—	—	388,377,992	388,377,992
Accrued interest receivable	1,853,837	—	559,617	1,294,220	1,853,837

Financial liabilities:
Non-interest bearing deposits	42,252,050	42,252,050	—	—	42,252,050
Interest-bearing deposits	380,586,545	233,531,888	148,012,459	—	381,544,347
Federal Home Loan Bank advances	26,950,340	—	27,242,991	—	27,242,991
Securities sold under agreement
to repurchase	22,909,886	—	22,909,886	—	22,909,886
Subordinated debentures	4,000,000	—	4,000,000	—	4,000,000
Accrued interest payable	330,941	30,929	300,012	—	330,941

Index FIRST CLOVER LEAF FINANCIAL CORP. Notes to Consolidated Financial Statements March 31, 2012 and December 31, 2011 Note 9. Fair Value of Financial Instruments (Continued)

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$39,361,409	$39,361,409
Interest-earning time deposits	1,738,498	1,738,498
Federal Home Loan Bank stock	6,306,273	N/A
Loans, net (excluding impaired
loans with a reserve allocation	377,014,617	388,315,138
Accrued interest receivable	1,726,319	1,726,319

Financial liabilities:
Non-interest bearing deposits	39,256,851	39,256,851
Interest-bearing deposits	375,501,432	376,697,157
Federal Home Loan Bank advances	26,944,000	27,208,915
Securities sold under agreement
to repurchase	36,874,298	36,874,298
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	417,828	417,828

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

Note 10. Subsequent Events

Events occurring subsequent to March 31, 2012, have been evaluated as to their potential impact to the financial statements through the date of issuance of this report.

On April 24, 2012, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended March 31, 2012. The dividend will be payable to stockholders of record as of May 18, 2012 and will be paid on May 25, 2012.

Index FIRST CLOVER LEAF FINANCIAL CORP. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, but not limited to changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and allowance for loan losses requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution you not to place undue reliance on any such forward-looking statements, which only speak as of the date made. The Company wishes to advise you that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Management makes significant estimates and has identified the allowance for loan losses and goodwill and other intangible assets as critical accounting policies due to the higher degree of judgment and complexity than its other significant accounting estimates.

Allowance for loan losses. The allowance for loan losses is a valuation account that reflects our evaluation of the probable incurred credit losses inherent in our loan portfolio. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: our historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable incurred losses in the loan portfolio, including management’s periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, and geographic concentrations of loans within First Clover Leaf Bank’s immediate market area.

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

First Clover Leaf utilizes a two step valuation approach to test for goodwill impairment under the guidance of ASU 2011-08, Topic 350. This guidance also allows for a qualitative assessment of the reporting unit. A qualitative assessment may be performed if in the prior period two-step impairment test the fair value was greater than the carrying value by a substantial margin. If in the prior period two-step test goodwill was impaired or fair value was not greater than the carrying amount by a substantial margin, First Clover Leaf would go straight to the two-step impairment test. In step one, we estimate the fair value of our single reporting unit as of the measurement date utilizing two valuation methodologies including the comparable transactions approach, and the control premium approach which utilizes the Company’s stock price. We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date. At our annual impairment assessment date of September 30, 2011, our analysis indicated that no impairment existed. At March 31, 2012, no indications of impairment existed for which an interim assessment was considered necessary. Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations. In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill. See Item 1, Note 5 for additional information on goodwill impairment.

Index FIRST CLOVER LEAF FINANCIAL CORP. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Clover Leaf had net income of $923,000 for the three months ended March 31, 2012 compared to net income of $906,000 for the same period in 2011. The increase was due to an increase in net interest income and other income partially offset by increases in provision for loan losses and other expenses. Basic and diluted income per share was $0.12 for each of the three-month periods ended March 31, 2012 and 2011.

Financial Condition

Total Assets. Total assets decreased to $556.4 million at March 31, 2012 from $562.7 million at December 31, 2011. Total cash and cash equivalents decreased to $30.8 million at March 31, 2012 from $39.4 million at December 31, 2011. The decrease in cash and cash equivalents was due primarily to a decrease in federal funds sold resulting from a decline in securities sold under agreements to repurchase resulting from a normal fluctuation in one customer’s account.

Securities available for sale increased to $87.5 million at March 31, 2012 from $85.6 million at December 31, 2011. The increase was due primarily to purchases of $16.8 million partially offset by calls, maturities and pay-downs of $15.0 million.

Federal Home Loan Bank stock decreased to $4.2 million at March 31, 2012 from $6.3 million at December 31, 2011. The Federal Home Loan Bank redeemed $2.1 million of excess voluntary stock during the first quarter of 2012. The Company is required to hold $2.0 million in Federal Home Loan Bank stock in order to be a member bank. Prior to the first quarter of 2012 the Federal Home Loan Bank was prohibited from redeeming excess voluntary stock. They have since started a program to redeem the stock in increments.

Net loans amounted to $390.6 million at March 31, 2012, compared to $387.6 million at December 31, 2011. This increase was a result of new loan origination exceeding loan paydowns and maturities.

Foreclosed assets decreased to $5.6 million at March 31, 2012 from $5.8 million at December 31, 2011. We transferred one loan into foreclosed assets during the three months ended March 31, 2012. During the same time period we received proceeds of $400,000 from the sale of four properties that had been classified as foreclosed assets.

Total Liabilities. Total liabilities decreased to $478.5 million at March 31, 2012 from 485.0 million at December 31, 2011. Deposits increased to $422.8 million at March 31, 2012 from $414.8 million at December 31, 2011. Non-interest bearing deposits increased $3.0 million to $42.3 million at March 31, 2012 from $39.3 million at December 31, 2011. Interest bearing deposits increased $5.1 million totaling $380.6 million at March 31, 2012 compared to $375.5 million at December 31, 2011. Securities sold under agreements to repurchase decreased $14.0 million to $22.9 million at March 31, 2012 from $36.9 million at December 31, 2011. This decrease was due primarily to normal fluctuations in one customer’s account.

Stockholders’ Equity. Stockholders’ equity increased to $77.9 million at March 31, 2012 from $77.7 million at December 31, 2011, principally as a result of $923,000 in net income partially offset by the payment of cash dividends of $462,000 and repurchases of common stock of $248,000 during the three months ended March 31, 2012.

Index FIRST CLOVER LEAF FINANCIAL CORP. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asset Quality

The following tables set forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	March 31,	December 31,
	2012	2011

Loans 90 days or more past due and still accruing	$790,344	$404,984
Non-accrual loans[1]	12,677,361	11,166,843
Other impaired loans	3,023,972	8,017,158
Total non-performing loans	16,491,677	19,588,985
Foreclosed assets	5,579,924	5,822,864
Total non-performing assets	$22,071,601	$25,411,849

(1) The entire balance is also classified as impaired as of March 31, 2012 and December 31, 2011, respectively.

	March 31,	December 31,
	2012	2011
Non-performing assets to total assets	3.97%	4.52%
Non-performing loans to total loans	4.22	5.05
Allowance for loan losses to non-performing loans	33.74	39.76
Allowance for loan losses to total loans	1.42	2.01

Non-Performing, Impaired Loans and Non-Performing Assets. As of March 31, 2012, our total non-performing and impaired loans and non-performing assets were $22.1 million compared to $25.4 million at December 31, 2011.

At March 31 2012, the Company’s non-accrual loans increased $1.5 million to $12.7 million from $11.2 million at December 31, 2011. At March 31, 2012, First Clover Leaf Bank had four relationships classified as non-accrual with balances in excess of $1.0 million. The largest non-accrual relationship is a $2.8 million commercial development credit. This credit was downgraded during the three months ended March 31, 2012 from substandard to doubtful as shown in the construction and land class in the credit quality tables in Item 1, Note 3. The developers are experiencing cash flow difficulties due to the current economic downturn. A charge-off of $1.3 million of specific reserves was recorded on this relationship during the first quarter of 2012. The Company intends to foreclose on a portion of this property. We believe the collateral on this loan is sufficient to cover the remaining outstanding balance. The second relationship is a $1.7 million commercial credit secured by a retail strip center. The center recently experienced a great deal of tenant turnover. The building is now fully leased and cash flow is expected to be sufficient to cover the shortfall. A restructuring of the loan is in process that will allow a portion of the loan to resume performing status after an acceptable period of payment performance. A deficiency note will be signed for the remaining balance. The third credit is a $1.7 million development credit for a subdivision with excess inventory that is selling slowly due to the economic slowdown. A charge-off of $843,000 of specific reserves was recorded on this relationship during the first quarter of 2012. The credit is secured by the residential property. The Company continues to work with the developer and is currently developing a forbearance agreement with the borrower. The fourth relationship is a $1.2 million credit to a real estate investor; a mobile home park is the largest piece of the collateral. Currently the park is struggling with vacancies. The Company is working with the borrower on a possible restructuring of the loan.

Index FIRST CLOVER LEAF FINANCIAL CORP. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the non-accrual loans in the previous paragraph, we have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration that we believe in the future may impact our ability to collect all principal and interest according to the current contractual terms. We have elected to downgrade these loans to impaired status in order to individually evaluate them for our allowance for loan losses. At March 31, 2012, our total other impaired loans amounted to $3.0 million compared to $8.0 million at December 31, 2011. The decrease in other impaired loans is due to $2.0 million in credits moving to nonaccrual status and $2.5 million in credits with an improved status which are no longer considered impaired. There is one impaired credit not classified as non-accrual with a balance in excess of $500,000 at March 31, 2012. The credit is a $2.5 million credit to a real estate investor. The majority of this property is multi-family residential real estate. The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs. The borrower is currently discussing a possible restructuring with another financial institution.

In a directive, the Office of the Comptroller of the Currency required all specific valuation allowances on collateral-dependent loans (valuation allowances established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged-off by March 31, 2012. The Company adopted this methodology effective for the quarter ended March 31, 2012. As a result, reported loan charge-offs of $2.7 million for the quarter ended March 31, 2012 were impacted by the charge-off of specific valuation allowances of $2.4 million on these collateral-dependent loans. The Company had not charged-off the specific valuation allowances on these collateral-dependent loans as of December 31, 2011 because, although risk of loss was present, the loss was not yet confirmed at that date. This one time charge-off did not impact the provision for loan losses for the quarter ended March 31, 2012; however, reported loan charge-offs during the March 2012 quarter increased, and the allowance for loan losses as of March 31, 2012 decreased.

At March 31, 2012, First Clover Leaf Bank had 15 properties classified as foreclosed assets with a value of $5.6 million. The collateral on these properties consisted of a commercial mobile-home site, farmland, three residential lot developments and 10 single-family residences. All of these properties were transferred into foreclosed assets at the property’s fair value, less estimated costs of disposal, at the date of foreclosure.

Results of Operations

General. Net income increased to $923,000 for the three months ended March 31, 2012 compared to net income of $906,000 for the same period in 2011. The increase was due to an increase in net interest income and other income partially offset by increases in provision for loan losses and other expenses. Basic and diluted income per share was $0.12 for each of the three-month periods ended March 31, 2012 and 2011.

The overall net interest rate spread and net interest margin increased to 3.25% from 3.01% and to 3.43% from 3.22%, respectively, for the three months ended March 31, 2012 compared to the same period in 2011. Yields on loans and securities continued to decline for the three months ended March 31, 2012 compared to the same period in 2011. The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets. However, our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate. In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate re-pricing as rates fluctuate.

Net interest income. Net interest income increased by $124,000 to $4.4 million for the three months ended March 31, 2012 from $4.2 million for the same period last year. Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $79.0 million for the three months ended March 31, 2012, compared to $71.5 million for the same period in 2011. The ratio of interest-earning assets to interest-bearing liabilities increased to 118.31% for the three months ended March 31, 2012 from 115.52% for the same period in 2011. The net interest rate spread increased to 3.25% for the three months ended March 31, 2012, compared to 3.01% for the comparable period in 2011. The average rate earned on interest-earning assets decreased by 20 basis points for the three months ended March 31, 2012 to 4.39% from 4.59% for the same period in 2011, while the average rate paid on interest-bearing liabilities decreased by 44 basis points during these periods to 1.14% from 1.58%.

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$400,605	$5,013	5.03%	$396,210	$5,400	5.53%
Securities	84,049	548	2.63	80,878	598	3.00
Federal Home Loan Bank stock	5,287	—	—	6,306	1	0.06
Interest-earning balances from depository institutions	20,750	18	0.35	48,778	25	0.21
Total interest-earning assets	510,691	5,579	4.39	532,172	6,024	4.59
Non-interest-earning assets	43,245			41,143
Total assets	$553,936			$573,315

Interest-bearing liabilities:
Interest-bearing transaction	$200,010	312	0.63	$206,295	496	0.98
Savings deposits	22,690	31	0.55	20,878	37	0.72
Time deposits	150,788	724	1.93	187,104	1,081	2.34
Securities sold under agreements to repurchase	27,231	3	0.04	20,500	6	0.12
Federal Home Loan Bank advances	26,946	130	1.94	21,925	126	2.33
Subordinated debentures	4,000	25	2.51	3,978	48	4.89
Total interest-bearing liabilities	431,665	1,225	1.14	460,680	1,794	1.58
Non-interest-bearing liabilities	43,950			34,781
Total liabilities	475,615			495,461
Stockholders’ equity	78,321			77,854
Total liabilities and stockholders’ equity	$553,936			$573,315

Net interest income		$4,354			$4,230
Net interest rate spread (1)			3.25%			3.01%
Net interest-earning assets (2)	$79,026			$71,492
Net interest margin (3)			3.43%			3.22%
Ratio of interest-earning assets to interest-bearing liabilities			118.31%			115.52%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Interest on loans includes loan fees collected in the amount of $33,927 and $61,599 for the three months ended March 31, 2012 and 2011, respectively.

Index FIRST CLOVER LEAF FINANCIAL CORP. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and fee income. Interest and fee income on loans decreased to $5.0 million for the three months ended March 31, 2012 from $5.4 million for the comparable period in 2011 as a result of a lower average yield in the 2012 period. The average balance of loans was $400.6 million and $396.2 million for the three months ended March 31, 2012 and 2011, respectively. The average yield on loans decreased to 5.03% for the three months ended March 31, 2012 from 5.53% for the comparable period in 2011.

Interest income on securities decreased to $548,000 for the three months ended March 31, 2012 compared to $598,000 for the same period in 2011. The decrease was due primarily to a lower average yield partially offset by a higher average balance. The average balance of securities was $84.0 million and $80.9 million for the three months ended March 31, 2012 and 2011, respectively. The average yield on securities decreased to 2.63% from 3.00% for the three months ended March 31, 2012 and 2011, respectively.

Interest on other interest-earning deposits decreased to $18,000 for the three months ended March 31, 2012 from $25,000 for the comparable period in 2011. The decrease was due primarily to a lower average balance. The average balance of other interest-earning deposits decreased to $20.8 million from $48.8 million for the three months ended March 31, 2012 and 2011, respectively. The average yield on other interest-earning deposits increased to 0.35% for the three months ended March 31, 2012 from 0.21% for the comparable period in 2011.

Interest expense. Interest expense on deposits decreased to $1.1 million for the three months ended March 31, 2012 from $1.6 million for the comparable period in 2011. The decrease was due primarily to a decline in rate and a lower average balance in time deposits and in interest-bearing transaction accounts. The average balance of interest-bearing deposits, comprised of interest bearing transactions, savings deposits, and time deposits, was $373.5 million and $414.3 million for the three months ended March 31, 2012 and 2011, respectively. Reduced loan demand has led to a reduced need for cash; therefore, we were able to reduce our reliance on higher yielding time deposits. The rate for time deposits decreased to 1.93% from 2.34% for the three months ended March 31, 2012 and 2011, respectively. The rate for interest-bearing transaction accounts decreased to 0.63% from 0.98% for the three months ended March 31, 2012 and 2011, respectively. The rate for savings deposits decreased to 0.55% from 0.72% for the three months ended March 31, 2012 and 2011, respectively.

Interest expense on Federal Home Loan Bank advances increased to $130,000 from $126,000 for the three months ended March 31, 2012 and 2011, respectively due primarily to a higher average balance partially offset by a decline in rate. The average balance of Federal Home Loan Bank advances was $26.9 million and $21.9 million for the three months ended March 31, 2012 and 2011, respectively. The average rate on Federal Home Loan Bank advances decreased to 1.94% for the three months ended March 31, 2012 compared to 2.33% for the comparable period in 2011.

Interest expense on subordinated debentures decreased to $25,000 from $48,000 for the three months ended March 31, 2012 and 2011, respectively. The average rate on subordinated debentures declined to 2.51% for the three months ended March 31, 2012 compared to 4.89% for the comparable period in 2011.

Provision for loan losses. Provision for loan losses increased for the three month period ended March 31, 2012 to $450,000 from $300,000 for the comparable period in 2011. The increase was primarily due to a continued decline in collateral values securing impaired loans, specifically, commercial real estate. Provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience coupled with current market valuations on collateral, and management’s estimate of probable losses in the portfolio as well as the level of non-performing and impaired loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Company’s provision for loan losses. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses. The Company is subject to periodic examination by the OCC, which may require the Company to record increases in the allowance based on its evaluation of available information. There can be no assurance that the OCC will not require further increases to the allowance.

Index FIRST CLOVER LEAF FINANCIAL CORP. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-interest income. Non-interest income increased to $505,000 for the three months ended March 31, 2012 from $250,000 for the comparable period in 2011 primarily due to a $221,000 increase in gain on sale of loans for the three months ended March 31, 2012. This increase in gain on sale of loans is due to the increased volume of loans sold. During the three months ended March 31, 2012, we sold $9.2 million of loans compared to $1.6 million of loan sales for the comparable period in 2011. The increase in loan sales is due to increased consumer demand in the current interest rate environment. Additionally, other non-interest income increased primarily due to earnings on bank-owned life insurance which was purchased in August 2011.

Non-interest expense. Non-interest expense increased to $3.0 million for the three months ended March 30, 2012 from $2.8 million for the same period in 2011. The increase was due primarily to an increase in compensation and employee benefits and professional fees partially offset by a decrease in FDIC insurance premiums and foreclosed asset related expenses for the three months ended March 31, 2012 compared to the same period in 2011.

Compensation and employee benefits increased to $1.4 million for the three months ended March 31, 2012 from $1.2 million for the same period in 2011. The increase was due to standard merit increases as well as an increased staffing level over the prior year. The additional staffing was partially attributed to the opening of a Loan Production Office in Highland, Illinois in June 2011.

Professional fees increased to $177,000 for the three months ended March 31, 2012 compared to $129,000 for the comparable period in 2011. The increase was due primarily to legal fees associated with pending litigation, which has since been resolved, as well as expenses related to disputing property taxes on bank-owned property.

FDIC premiums decreased to $123,000 for the three months ended March 31, 2012 compared to $180,000 for the comparable period in 2011. The decrease is due to a decline in the volume of the base used for calculation. The FDIC also changed the base that is used for this calculation. For the period ended March 31, 2012 the base was total assets. The prior period calculation was based on total deposits. Both the total assets and total deposits of the Bank declined at March 31, 2012 compared to the comparable period in 2011.

Foreclosed asset related expenses declined to $85,000 for the three months ended March 31, 2012 compared to $187,000 for the comparable period in 2011. The decline is due to a fewer number of properties being held during the period ended March 31, 2012 as compared to the same period in 2011. In addition the properties that were being held during the quarter ended March 31, 2012 did not require the same amount of repairs as the properties held during the quarter ended March 31, 2011.

Income taxes. Income taxes decreased to $454,000 for the three months ended March 31, 2012 from $503,000 for the comparable period in 2011. The primary reason for the change in income taxes was the lower level of pre-tax income and an increased level of tax exempt income for the 2012 period.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2012 and December 31, 2011, $30.8 million and $39.4 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities. Loan originations exceeded principal collections on loans by $3.6 million and $5.1 million for the three months ended March 31, 2012 and 2011, respectively. Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $15.0 million and $33.5 million for the three months ended March 31, 2012 and 2011, respectively. We purchased $16.8 million and $41.6 million in available-for-sale investment securities during the three months ended March 31, 2012 and 2011, respectively. We received proceeds of $400,000 and $897,000 from the sale of foreclosed assets for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, the Federal Home Loan Bank redeemed $2.1 million of excess voluntary stock. There were no redemptions of Federal Home Loan Bank stock for the three months ended March 31, 2011.

Deposit flows are generally affected by market interest rates, the products offered by local competitors, and other factors. Net deposits increased by $8.1 million and $5.6 million for the three months ended March 31, 2012 and 2011, respectively. Securities sold under agreements to repurchase had a net decrease of $14.0 million and $5.1 million for the three months ended March 31, 2012 and 2011, respectively.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. At March 31, 2012, we had $27.0 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $26.2 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations. Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements. The Bank was considered “well-capitalized” at March 31, 2012. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Index FIRST CLOVER LEAF FINANCIAL CORP. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bank’s actual capital amounts and ratios are presented in the following table.

As of March 31, 2012
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible Capital to Tangible Assets	$63,672	11.81%	$8,084	1.50%	N/A	N/A

Tier I Capital to Adjusted Total Assets	63,672	11.81%	21,559	4.00%	$26,948	5.00%

Tier I Capital to Risk Weighted Assets	63,672	17.42%	14,619	4.00%	21,929	6.00%

Total Capital to Risk Weighted Assets	66,413	18.17%	29,238	8.00%	36,548	10.00%

The Company’s actual capital amounts and ratios are presented in the following table:

As of March 31, 2012
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible Capital to Tangible Assets	$64,436	11.36%	$8,510	1.50%	N/A	N/A

Tier I Capital to Adjusted Total Assets	64,436	11.36%	29,328	4.00%	N/A	N/A

Tier I Capital to Risk Weighted Assets	64,436	17.58%	14,664	4.00%	N/A	N/A

Total Capital to Risk Weighted Assets	71,177	19.42%	22,684	8.00%	N/A	N/A

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

Index FIRST CLOVER LEAF FINANCIAL CORP. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at March 31, 2012 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments
	(Dollars in thousands)

Commitments to extend credit	$24,226	$29,249	$53,475	1.85% - 18.00%
Standby letters of credit	$72	$2,818	$2,890	3.50% - 9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program are sold with recourse. The Bank has an agreement to sell residential loans of up to $81.0 million to the FHLB of Chicago. Approximately $72.2 million have been sold. As a part of the agreement, the Bank has a maximum credit enhancement of $1.6 million at March 31, 2012. Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans. The Company intends to continue originating mortgage loans and selling them while retaining the servicing. In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.

Index FIRST CLOVER LEAF FINANCIAL CORP.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The majority of First Clover Leaf’s assets and liabilities are monetary in nature. Consequently, the most significant form of market risk is interest rate risk. First Clover Leaf’s assets, consisting primarily of loans, have longer maturities than its liabilities, consisting primarily of deposits. As a result, the principal part of First Clover Leaf’s business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, the board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given First Clover Leaf’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a regular basis, and the Asset/Liability Management Committee meets at least quarterly to review the asset/liability policies and interest rate risk position.

During the relatively low interest rate environment that has existed in recent years, we have implemented the following strategies to manage interest rate risk: (i) maintaining a high equity-to-assets ratio; and (ii) offering a variety of adjustable rate loan products, including adjustable rate one- to four family, multifamily and non-residential mortgage loans, short-term consumer loans, and a variety of adjustable-rate commercial loans. By maintaining a high equity-to-assets ratio and by investing in adjustable-rate and short-term assets, we are better positioned to react to increases in market interest rates. However, maintaining high equity balances reduces the return-on-equity ratio, and investments in shorter-term assets generally bear lower yields than longer-term investments.

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of December 31, 2011. The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 300 basis points or decreases of 100 points in 100 basis point increments. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change In Rates” column.

The table below sets forth, as of December 31, 2011, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2011
		NPV			Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated	Estimated Increase (Decrease) in NPV
Change in Interest		NPV	Amount	Percent	NPV Ratio	Change

+300	bp	$60,442	$(17,906)	(23)%	11.37%	(247)	bp
+200	bp	67,778	(10,570)	(13)	12.45	(139)	bp
+100	bp	74,290	(4,058)	(5)	13.36	(48)	bp
0	bp	78,348	—	—	13.84	0	bp
-100	bp	81,292	2,944	4	14.17	33	bp

Index FIRST CLOVER LEAF FINANCIAL CORP. Item 3. Quantitative and Qualitative Disclosures about Market Risk (Continued)

The table above indicates that at December 31, 2011, in the event of a 100 basis point decrease in interest rates, we would experience a 4% increase in the net portfolio value. In the event of a 300 basis point increase in interest rates, we would experience a 23% decrease in the net portfolio value. Management does not believe that the Company’s primary market risk exposures at March 31, 2012, and how those exposures were managed during the three months ended March 31, 2012 have changed materially when compared to the immediately preceding quarter ended December 31, 2011. However, the Company’s primary market risk exposure has not yet been quantified at March 31, 2012 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of the interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or re-pricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of the interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A – Risk Factors.

Other than the information contained in this Quarterly Report on Form 10-Q, there are no material updates or additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2011, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

January 1 - 31, 2012	10,839	$6.08	10,839	129,668
February 1 - 29, 2012	21,832	$6.05	21,832	107,836
March 1 - 31, 2012	8,275	$6.05	8,275	99,561
Total	40,946		40,946

(1)	The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock. On December 11, 2008, the Board increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares. On April 27, 2010, August 24, 2010, November 23, 2010, and June 28, 2011 the Board authorized additional increases to that plan of 25,000 shares each, and on August 23, 2011 the Board authorized an additional increase to that plan of 150,000 shares. The plan has no expiration date.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 – Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None

Index FIRST CLOVER LEAF FINANCIAL CORP.

Item 6 – Exhibits.

(a)   Exhibits.

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32:	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101:	The following financial statements for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.
46

Index FIRST CLOVER LEAF FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: May 15, 2012	BY:	/s/ Dennis M. Terry
Dennis M. Terry,
President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald,
Senior Vice-President and Chief Financial Officer

