Form 10-Q
period 2012-06-30
First Clover Leaf Financial Corp.
filed 2012-08-14
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐.  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 6, 2012
Common Stock, par value $.10 per share	7,635,113

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and due from banks	$10,674,815	$10,336,923
Interest-earning deposits	6,864,813	7,083,526
Federal funds sold	2,445,266	21,940,960
Total cash and cash equivalents	19,984,894	39,361,409

Interest-earning time deposits	1,745,769	1,738,498
Securities available for sale	79,349,440	85,575,351
Federal Home Loan Bank stock	3,657,366	6,306,273
Loans, net of allowance for loan losses of $5,865,022 and $7,789,262 at June 30, 2012 and December 31, 2011, respectively	390,803,945	387,634,646
Loans held for sale	1,161,960	1,661,750
Property and equipment, net	10,347,483	10,088,154
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	5,154,531	5,067,935
Core deposit intangible	675,498	816,000
Foreclosed assets	6,854,051	5,822,864
Mortgage servicing rights	705,145	651,409
Accrued interest receivable	1,615,461	1,726,319
Prepaid FDIC insurance premiums	1,216,437	1,439,197
Other assets	3,289,749	3,449,851
Total assets	$537,947,052	$562,724,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$45,945,421	$39,256,851
Interest bearing	359,115,913	375,501,432
Total deposits	405,061,334	414,758,283

Federal Home Loan Bank advances	26,956,670	26,944,000
Securities sold under agreements to repurchase	21,612,960	36,874,298
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	311,007	417,828
Other liabilities	1,793,983	2,016,445
Total liabilities	459,735,954	485,010,854

Stockholders’ Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 7,660,401 and 7,727,756 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	766,040	772,776
Additional paid-in capital	60,830,045	61,230,512
Retained earnings	15,206,500	14,418,656
Accumulated other comprehensive income	1,408,513	1,292,181
Total stockholders’ equity	78,211,098	77,714,125

Total liabilities and stockholders’ equity	$537,947,052	$562,724,979

See Notes to Consolidated Financial Statements.

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest and dividend income:
Interest and fees on loans	$4,945,388	$5,324,255	$9,958,627	$10,724,286
Securities:
Taxable interest income	302,990	464,847	650,190	899,278
Nontaxable interest income	202,855	170,104	404,240	333,716
Federal Home Loan Bank dividends	3,272	1,555	3,272	3,145
Interest-earning deposits, federal funds sold, and other	13,142	28,475	30,832	53,283
Total interest and dividend income	5,467,647	5,989,236	11,047,161	12,013,708

Interest expense:
Deposits	965,127	1,500,518	2,032,487	3,115,150
Federal Home Loan Bank advances	130,750	127,548	260,764	253,278
Securities sold under agreements to repurchase	4,239	2,278	7,383	7,893
Subordinated debentures	25,046	22,540	49,652	70,729
Total interest expense	1,125,162	1,652,884	2,350,286	3,447,050

Net interest income	4,342,485	4,336,352	8,696,875	8,566,658

Provision for loan losses	350,000	475,000	800,000	775,000

Net interest income after provision for loan losses	3,992,485	3,861,352	7,896,875	7,791,658

Other income:
Service fees on deposit accounts	93,694	97,992	185,997	191,742
Other service charges and fees	93,448	89,606	182,768	172,197
Loan servicing fees	50,115	40,758	98,831	87,765
Gain on sale of securities	—	105,348	—	106,144
Gain on sale of loans	269,511	170,697	521,078	201,461
Other	(13,511)	(6,973)	9,607	(11,743)
	493,257	497,428	998,281	747,566

Other expenses:
Compensation and employee benefits	1,546,636	1,253,760	2,990,255	2,462,507
Occupancy expense	292,379	305,218	621,381	628,035
Data processing services	171,238	162,456	351,732	323,815
Director fees	39,650	35,900	81,000	71,000
Professional fees	113,515	130,940	290,810	260,403
FDIC insurance premiums	122,504	182,875	245,008	362,580
Foreclosed asset related expenses	359,562	139,074	444,597	326,024
Amortization of core deposit intangible	70,249	77,330	140,502	154,680
Amortization of mortgage servicing rights	46,302	24,696	105,395	62,956
Other	561,739	460,404	1,086,145	892,485
	3,323,774	2,772,653	6,356,825	5,544,485

Income before income taxes	1,161,968	1,586,127	2,538,331	2,994,739

Income tax expense	373,463	572,867	827,290	1,075,598

Net income	$788,505	$1,013,260	$1,711,041	$1,919,141

Net income	$788,505	$1,013,260	$1,711,041	$1,919,141
Other comprehensive income:
Change in unrealized gains on securities available for sale, net of reclassifications and taxes	174,866	326,999	116,332	544,431
Comprehensive income	$963,371	$1,340,259	$1,827,373	$2,463,572

Basic and diluted earnings per share (see Note 5)	$0.10	$0.13	$0.22	$0.25
Dividends per share	$0.06	$0.06	$0.12	$0.12

See Notes to Consolidated Financial Statements.

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$1,711,041	$1,919,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	(42,338)	2,257
Premiums and discounts on securities	(169,616)	54,186
Core deposit intangible	140,502	154,680
Mortgage servicing rights	105,395	62,956
Amortization of fair value adjustments	(28,351)	(35,691)
Provision for loan losses	800,000	775,000
Depreciation	281,322	283,359
ESOP expense	—	30,143
Gain on sale of securities available for sale	—	(106,144)
Gain on sale of loans	(521,078)	(201,461)
Loss on sale of foreclosed assets	99,416	35,311
Write-down on foreclosed assets	329,500	—
Earnings on bank-owned life insurance	(86,596)	—
Proceeds from sales of loans held for sale	19,897,942	10,231,008
Originations of loans held for sale	(18,877,074)	(10,029,547)
Change in assets and liabilities:
Mortgage servicing rights	(159,131)	(88,260)
Accrued interest receivable and other assets	493,720	310,838
Accrued interest payable	(106,821)	(107,085)
Other liabilities	(290,783)	(109,144)
Net cash provided by operating activities	3,577,050	3,181,547

Cash flows from investing activities
Purchase of interest-earning time deposits	(7,271)	(5,566)
Available for sale securities:
Purchases	(21,771,639)	(53,453,386)
Proceeds from calls, maturities, and paydowns	28,384,011	46,075,282
Proceeds from sales	—	2,105,349
Redemption of FHLB stock	2,648,907	—
(Increase) decrease in loans	(5,898,444)	202,354
Purchase of property and equipment	(548,687)	(96,828)
Proceeds from the sale of foreclosed assets	525,245	1,610,836
Net cash provided by (used in) investing activities	3,332,122	(3,561,959)

(Continued)

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Six Months Ended June 30,

	2012	2011
Cash flows from financing activities
Net decrease in deposit accounts	$(9,693,949)	$(13,418,046)
Net (decrease) increase in securities sold under agreements to repurchase	(15,261,338)	3,614,234
Repurchase of common stock	(407,203)	(168,702)
Cash dividends paid	(923,197)	(932,202)
Net cash used in financing activities	(26,285,687)	(10,904,716)

Net decrease in cash and cash equivalents	(19,376,515)	(11,285,128)

Cash and cash equivalents:
Beginning	39,361,409	66,253,047

Ending	$19,984,894	$54,967,919

Supplemental schedule of noncash investing activities
Assets acquired in settlement of loans	$2,165,848	$2,259,782
Loans made to finance sales of foreclosed assets	181,500	145,000

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$2,447,437	$3,534,407
Income taxes, net of refunds	675,000	880,000

See Notes to Consolidated Financial Statements.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

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

Recent accounting pronouncements:  The following accounting standards were recently issued relating to the financial services industry:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.  The additional disclosures are included in Notes 7 and 8.

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

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 1.           Summary of Significant Accounting Policies (Continued)

Reclassifications:  Certain reclassifications have been made to the balances, with no effect on net income or total stockholders’ equity, for the three and six months ended June 30, 2011, to be consistent with the classifications adopted for the three and six months ended June 30, 2012.

Note 2.           Securities

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, are summarized as follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$23,279,761	$393,381	$(1)	$23,673,141
Corporate bonds	1,199,960	1,421	(18,452)	1,182,929
State and municipal securities	26,136,789	1,487,294	(1,772)	27,622,311
Other securities	3,501	—	—	3,501
Mortgage-backed: residential	26,493,584	415,499	(41,525)	26,867,558

	$77,113,595	$2,297,595	$(61,750)	$79,349,440

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$31,226,753	$517,236	$—	$31,743,989
Corporate bonds	1,949,836	12,444	(123,956)	1,838,324
State and municipal securities	25,063,842	1,329,567	(17,291)	26,376,118
Other securities	3,501	—	—	3,501
Mortgage-backed: residential	25,280,227	425,272	(92,080)	25,613,419

	$83,524,159	$2,284,519	$(233,327)	$85,575,351

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 2.           Securities (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011, are summarized as follows:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$999,000	$(1)	$—	$—	$999,000	$(1)
Corporate bonds	—	—	681,548	(18,452)	681,548	(18,452)
State and municipal securities	997,857	(1,772)	—	—	997,857	(1,772)
Mortgage-backed: residential	8,744,408	(41,525)	—	—	8,744,408	(41,525)

	$10,741,265	$(43,298)	$681,548	$(18,452)	$11,422,813	$(61,750)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$—	$—	$576,044	$(123,956)	$576,044	$(123,956)
State and municipal securities	1,448,738	(17,291)	—	—	1,448,738	(17,291)
Mortgage-backed: residential	9,805,765	(92,080)	—	—	9,805,765	(92,080)

	$11,254,503	$(109,371)	$576,044	$(123,956)	$11,830,547	$(233,327)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At June 30, 2012, the Company had 12 securities in an unrealized loss position which included: one U.S. government agency obligation, one corporate bond, two state and municipal securities, and eight mortgage-backed securities.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows.  While our one corporate bond has been in an unrealized loss position for more than 12 months and is currently at a 3% unrealized loss position, which we believe is interest rate driven, there have been no defaults by the bond issuer to date, and the bond remains above investment grade.  The unrealized loss on this corporate bond has improved during the quarter, from an 18% unrealized loss position at December 31, 2011.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 2.           Securities (Continued)

The amortized cost and fair value at June 30, 2012, by contractual maturity, is shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Other securities have no stated maturity.  Therefore, stated maturities are not disclosed for these two categories.

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$12,324,839	$12,469,150
Due after one year through five years	15,047,630	15,534,183
Due after five years through ten years	8,522,229	9,029,726
Due after ten years	14,721,812	15,445,322
Mortgage-backed: residential	26,493,584	26,867,558
Other securities	3,501	3,501

	$77,113,595	$79,349,440

Securities with a carrying amount of approximately $69,641,000 and $76,501,000 were pledged to secure deposits as required or permitted by law at June 30, 2012 and December 31, 2011, respectively.

Note 3.           Loans

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At June 30, 2012		At December 31, 2011

	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$115,879,692	28.8%	$115,540,320	29.1%
Multi-family	38,084,491	9.4	39,481,726	9.9
Commercial	135,353,843	33.6	128,656,804	32.4
Construction and land	39,472,500	9.8	44,192,020	11.1
	328,790,526	81.6	327,870,870	82.5

Commercial business	59,046,703	14.7	48,676,963	12.3

Consumer:
Home equity	13,668,948	3.4	19,139,850	4.8
Automobile and other	1,286,175	0.3	1,414,711	0.4
	14,955,123	3.7	20,554,561	5.2

Total gross loans	402,792,352	100.0%	397,102,394	100.0%
Undisbursed portion of construction loans	(6,127,110)		(1,725,311)
Deferred loan origination costs (fees), net	3,725		46,825
Allowance for loan losses	(5,865,022)		(7,789,262)

Loans, net	$390,803,945		$387,634,646

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

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

The loan portfolio includes a concentration of loans in commercial real estate amounting to approximately $135,354,000 and $128,657,000 as of June 30, 2012 and December 31, 2011, respectively.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.  The concentration of credit within commercial real estate is taken into consideration by management in determining the allowance for loan losses.  The Company’s opinion as to the ultimate collectibility of these loans is subject to estimates regarding future cash flows from operations and the value of the property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

On occasion, the Company originates loans secured by single-family dwellings with loan to value ratios exceeding 90%.  The Company does not consider the level of such loans to be a significant concentration of credit as of June 30, 2012 or December 31, 2011.

The recorded investment in loans does not include accrued interest and loan origination fees due to immateriality.

The following tables present our past-due loans, segregated by class, as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$376,937	$338,888	$1,338,268	$2,054,093	$113,825,599	$115,879,692	$—
Multi-family	—	3,379,747	—	3,379,747	34,704,744	38,084,491	—
Commercial	994,075	—	642,807	1,636,882	133,716,961	135,353,843	97,379
Construction and land	371,777	—	2,688,578	3,060,355	36,412,145	39,472,500	—
	1,742,789	3,718,635	4,669,653	10,131,077	318,659,449	328,790,526	97,379

Commercial business	28,128	46,624	806,855	881,607	58,165,096	59,046,703	28,566

Consumer:
Home equity	124,325	—	194,125	318,450	13,350,498	13,668,948	—
Automobile and other	3,442	—	5,426	8,868	1,277,307	1,286,175	5,426
	127,767	—	199,551	327,318	14,627,805	14,955,123	5,426

Total	$1,898,684	$3,765,259	$5,676,059	$11,340,002	$391,452,350	$402,792,352	$131,371

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

	December 31, 2011
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$679,214	$49,977	$946,915	$1,676,106	$113,864,214	$115,540,320	$404,984
Multi-family	—	—	235,837	235,837	39,245,889	39,481,726	—
Commercial	—	1,745,863	762,168	2,508,031	126,148,773	128,656,804	—
Construction and land	155,125	229,500	7,130,658	7,515,283	36,676,737	44,192,020	—
	834,339	2,025,340	9,075,578	11,935,257	315,935,613	327,870,870	404,984

Commercial business	202,874	126,674	193,697	523,245	48,153,718	48,676,963	—

Consumer:
Home equity	109,795	123,527	141,777	375,099	18,764,751	19,139,850	—
Automobile and other	—	—	—	—	1,414,711	1,414,711	—
	109,795	123,527	141,777	375,099	20,179,462	20,554,561	—
	$1,147,008	$2,275,541	$9,411,052	$12,833,601	$384,268,793	$397,102,394	$404,984

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

Non-accrual loans, segregated by class, are as follows:

	June 30,	December 31,
	2012	2011
Real estate loans:
One-to-four family	$1,667,783	$1,203,351
Multi-family	3,602,782	1,119,696
Commercial	3,343,112	762,168
Construction and land	3,112,296	7,690,156
	11,725,973	10,775,371

Commercial business	810,608	249,695

Consumer:
Home equity	194,125	141,777

Total non-accrual loans	$12,730,706	$11,166,843

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three months ended June 30, 2012
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$324,966	$(4,900)	$668	$308,449	$629,183
Multi-family	704,320	—	34,312	(47,646)	690,986
Commercial	1,639,089	(163,037)	216,069	(575,092)	1,117,029
Construction and land	2,073,420	(27,287)	1,239	207,560	2,254,932
	4,741,795	(195,224)	252,288	(106,729)	4,692,130

Commercial business	668,974	(14,647)	—	314,502	968,829

Consumer:
Home equity	134,771	(92,056)	—	146,376	189,091
Automobile and other	19,121	—	—	(4,149)	14,972
	153,892	(92,056)	—	142,227	204,063

Total	$5,564,661	$(301,927)	$252,288	$350,000	$5,865,022

	Three months ended June 30, 2011
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,097,292	$(5,000)	$4,900	$(477,749)	$619,443
Multi-family	311,484	—	—	249,039	560,523
Commercial	1,266,361	—	3,069	(309,848)	959,582
Construction and land	857,339	—	—	1,047,121	1,904,460
	3,532,476	(5,000)	7,969	508,563	4,044,008

Commercial business	653,907	—	—	34,001	687,908

Consumer:
Home equity	147,273	—	—	(81,265)	66,008
Automobile and other	8,247	—	—	13,701	21,948
	155,520	—	—	(67,564)	87,956

Total	$4,341,903	$(5,000)	$7,969	$475,000	$4,819,872

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

	Six months ended June 30, 2012
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$777,470	$(208,362)	$668	$59,407	$629,183
Multi-family	779,680	—	34,312	(123,006)	690,986
Commercial	1,157,114	(397,265)	216,341	140,839	1,117,029
Construction and land	3,934,573	(2,123,047)	9,147	434,259	2,254,932
	6,648,837	(2,728,674)	260,468	511,499	4,692,130

Commercial business	969,669	(166,174)	2,196	163,138	968,829

Consumer:
Home equity	133,234	(92,056)	—	147,913	189,091
Automobile and other	37,522	—	—	(22,550)	14,972
	170,756	(92,056)	—	125,363	204,063

Total	$7,789,262	$(2,986,904)	$262,664	$800,000	$5,865,022

	Six months ended June 30, 2011
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,161,865	$(240,204)	$22,937	$(325,155)	$619,443
Multi-family	299,964	(171,878)	—	432,437	560,523
Commercial	1,043,023	(275,405)	4,430	187,534	959,582
Construction and land	2,151,810	(1,091,194)	57,244	786,600	1,904,460
	4,656,662	(1,778,681)	84,611	1,081,416	4,044,008

Commercial business	868,572	—	10,547	(191,211)	687,908

Consumer:
Home equity	193,756	—	—	(127,748)	66,008
Automobile and other	9,405	—	—	12,543	21,948
	203,161	—	—	(115,205)	87,956

Total	$5,728,395	$(1,778,681)	$95,158	$775,000	$4,819,872

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of June 30, 2012, and December 31, 2011.

	June 30, 2012
	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$70,183	$559,000	$629,183	$1,667,783	$114,211,909	$115,879,692
Multi-family	396,085	294,901	690,986	3,602,782	34,481,709	38,084,491
Commercial	135,269	981,760	1,117,029	3,343,112	132,010,731	135,353,843
Construction and land	138,165	2,116,767	2,254,932	3,616,721	35,855,779	39,472,500
	739,702	3,952,428	4,692,130	12,230,398	316,560,128	328,790,526

Commercial business	253,826	715,003	968,829	920,299	58,126,404	59,046,703

Consumer:
Home equity	52,348	136,743	189,091	194,125	13,474,823	13,668,948
Automobile and other	—	14,972	14,972	—	1,286,175	1,286,175
	52,348	151,715	204,063	194,125	14,760,998	14,955,123

Total	$1,045,876	$4,819,146	$5,865,022	$13,344,822	$389,447,530	$402,792,352

	December 31, 2011
	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$383,825	$393,645	$777,470	$2,531,092	$113,009,228	$115,540,320
Multi-family	356,260	423,420	779,680	3,640,570	35,841,156	39,481,726
Commercial	98,754	1,058,360	1,157,114	3,357,048	125,299,756	128,656,804
Construction and land	2,080,706	1,853,867	3,934,573	7,845,281	36,346,739	44,192,020
	2,919,545	3,729,292	6,648,837	17,373,991	310,496,879	327,870,870

Commercial business	161,786	807,883	969,669	1,563,746	47,113,217	48,676,963

Consumer:
Home equity	13,814	119,420	133,234	651,248	18,488,602	19,139,850
Automobile and other	—	37,522	37,522	—	1,414,711	1,414,711
	13,814	156,942	170,756	651,248	19,903,313	20,554,561

Total	$3,095,145	$4,694,117	$7,789,262	$19,588,985	$377,513,409	$397,102,394

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

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

The Company categorizes loans into the following risk categories based on relevant information about the ability of borrowers to service their debt:

Pass — A pass asset is well protected by the current worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.  Pass assets also include certain assets considered watch, which are still protected by the worth and paying capacity of the borrower but deserve closer attention and a higher level of credit monitoring.

Special Mention — A special mention asset has potential weaknesses that deserve management’s close attention.  The asset may also be subject to a weak or speculative market or to economic conditions, which may, in the future adversely affect the obligor.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

Substandard — A substandard asset is an asset with a well-defined weakness that jeopardizes repayment, in whole or in part, of the debt.  These credits are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged.  These assets are characterized by the distinct possibility that the institution will sustain some loss of principal and/or interest if the deficiencies are not corrected.  It is not necessary for a loan to have an identifiable loss potential in order to receive this rating.

Doubtful — An asset that has all the weaknesses inherent in the substandard classification, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.  The possibility of loss is extremely likely, but it is not identified at this point due to pending factors.

Loss — An asset, or portion thereof, classified as loss is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted.  This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur.  As such, it is not practical or desirable to defer the write-off.  Therefore, there is no balance to report at June 30, 2012 or December 31, 2011.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

The following tables present our credit quality indicators, segregated by class, as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$112,591,881	$1,208,929	$1,883,606	$195,276	$115,879,692
Multi-family	34,147,236	334,473	3,602,782	—	38,084,491
Commercial	122,229,326	5,392,107	7,732,410	—	135,353,843
Construction and land	20,703,224	6,796,290	11,062,322	910,664	39,472,500
	289,671,667	13,731,799	24,281,120	1,105,940	328,790,526

Commercial business	56,366,808	481,917	2,133,934	64,044	59,046,703

Consumer:
Home equity	13,437,289	37,534	194,125	—	13,668,948
Automobile and other	1,284,462	—	1,713	—	1,286,175
	14,721,751	37,534	195,838	—	14,955,123

Total	$360,760,226	$14,251,250	$26,610,892	$1,169,984	$402,792,352

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$111,752,817	$1,245,332	$2,126,651	$415,520	$115,540,320
Multi-family	35,841,156	—	3,640,570	—	39,481,726
Commercial	117,634,711	3,856,453	7,061,405	104,235	128,656,804
Construction and land	25,903,980	950,000	17,338,040	—	44,192,020
	291,132,664	6,051,785	30,166,666	519,755	327,870,870

Commercial business	44,805,581	474,961	3,396,421	—	48,676,963

Consumer:
Home equity	17,980,458	471,386	688,006	—	19,139,850
Automobile and other	1,411,319	—	3,392	—	1,414,711
	19,391,777	471,386	691,398	—	20,554,561
Total	$355,330,022	$6,998,132	$34,254,485	$519,755	$397,102,394

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for the periods indicated.  The unpaid contractual balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of June 30, 2012			As of December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$940,757	$884,400	$—	$799,309	$799,309	$—
Multi-family	—	—	—	387,757	235,837	—
Commercial	2,941,082	2,797,684	—	1,954,587	1,954,587	—
Construction and land	1,739,708	1,461,421	—	2,227,340	1,976,340	—
	5,621,547	5,143,505	—	5,368,993	4,966,073	—

Commercial business	168,726	67,045	—	270,304	270,304	—

Consumer:
Home equity	141,777	141,777	—	637,433	637,434	—
Automobile and other	—	—	—	—	—	—
	141,777	141,777	—	637,433	637,434	—
Subtotal	$5,932,050	$5,352,327	$—	$6,276,730	$5,873,811	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$783,383	$783,383	$70,183	$1,731,783	$1,731,783	$383,825
Multi-family	3,754,702	3,602,782	396,085	3,404,733	3,404,733	356,260
Commercial	545,428	545,428	135,269	1,402,461	1,402,461	98,754
Construction and land	3,928,535	2,155,300	138,165	6,799,046	5,868,941	2,080,706
	9,012,048	7,086,893	739,702	13,338,023	12,407,918	2,919,545

Commercial business	853,254	853,254	253,826	1,293,442	1,293,442	161,786

Consumer:
Home equity	52,348	52,348	52,348	13,814	13,814	13,814
Automobile and other	—	—	—	—	—	—
	52,348	52,348	52,348	13,814	13,814	13,814
Subtotal	$9,917,650	$7,992,495	$1,045,876	$14,645,279	$13,715,174	$3,095,145
Total	$15,849,700	$13,344,822	$1,045,876	$20,922,009	$19,588,985	$3,095,145

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

	For the three months ended June 30, 2012			For the three months ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$975,901	$—	$—	$1,709,651	$8,988	$—
Multi-family	115,143	—		2,695,753	49,370	3,995
Commercial	1,409,148	—		2,666,344	36,802	—
Construction and land	1,934,694	—		4,047,361	—	—
	4,434,886	—	—	11,119,109	95,160	3,995

Commercial business	114,799	47	—	109,827	129	—

Consumer:
Home equity	134,870	—	—	535,864	6,295	—
Automobile and other	—	—	—	—	—	—
	134,870	—	—	535,864	6,295	—
Subtotal	$4,684,555	$47	$—	$11,764,800	$101,584	$3,995

With an allowance recorded:
Real estate loans:
One-to-four family	$608,986	$604	$—	$653,622	$—	$—
Multi-family	3,502,070	—	—	2,489,574	—	—
Commercial	2,274,354	—	—	173,963	—	—
Construction and land	2,930,413	3,746	—	1,543,719	—	—
	9,315,823	4,350	—	4,860,878	—	—

Commercial business	578,144	557	—	596,734	3,426	—

Consumer:
Home equity	97,940	—	—	—	—	—
Automobile and other	—	—	—	5,921	—	—
	97,940	—	—	5,921	—	—
Subtotal	9,991,907	4,907	—	5,463,533	3,426	—
Total	$14,676,462	$4,954	$—	$17,228,333	$105,010	$3,995

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

	For the six months ended June 30, 2012			For the six months ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$917,037	$8,634	$—	$2,047,293	$12,248	$—
Multi-family	155,375	—	—	210,950	52,828	3,995
Commercial	1,590,961	—	—	3,441,001	78,842	2,012
Construction and land	1,948,576	4,422	—	3,005,401	3,876	—
	4,611,949	13,056	—	8,704,645	147,794	6,007

Commercial business	166,634	356	—	249,129	129	—

Consumer:
Home equity	302,391	—	—	546,815	6,295	—
Automobile and other	—	—	—	—	—	—
	302,391	—	—	546,815	6,295	—
Subtotal	$5,080,974	$13,412	$—	$9,500,589	$154,218	$6,007

With an allowance recorded:
Real estate loans:
One-to-four family	$983,252	$604	$—	$832,175	$—	$—
Multi-family	3,469,625	27,971	—	1,828,371	—	—
Commercial	1,983,723	8,000	—	155,471	—	4,827
Construction and land	3,909,922	3,746	—	3,049,632	—	—
	10,346,522	40,321	—	5,865,649	—	4,827

Commercial business	816,577	1,132	—	435,941	12,287	—

Consumer:
Home equity	69,898	—	—	—	—	—
Automobile and other	—	—	—	3,947	—	—
	69,898	—	—	3,947	—	—
Subtotal	$11,232,997	$41,453	$—	$6,305,537	$12,287	$4,827
Total	$16,313,971	$54,865	$—	$15,806,126	$166,505	$10,834

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

Troubled Debt Restructurings:

The Company has allocated $640,940 of specific reserves on $9,728,816 of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012.  The Company had $1,275,718 of allocations of specific reserves on $9,349,510 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2011.  The Company had no commitments to lend additional amounts as of June 30, 2012 or December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended June 30, 2012, five loans totaling $3.7 million were modified as troubled debt restructurings. The one-to-four family loan modification was classified as a TDR due to a reduction of the stated interest rate of the loan.  The multi-family loan modification was classified as a TDR due to payment and maturity changes not available in the market.  The commercial real estate loan modifications were classified as TDRs due to forbearance agreements.

During the six months ended June 30, 2012, six loans totaling $4.2 million were modified as a troubled debt restructuring.  The troubled debt restructuring were the result of the five modifications described in the paragraph above in addition to a construction and land loan modification during the first quarter which was due to a reduction of the stated interest rate of the loan.

The following table presents loans by class that were modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	1	$306,794	$306,794
Multi-family	1	449,055	223,035
Commercial	3	2,978,384	2,797,684

Total	5	$3,734,233	$3,327,513

	Three months ended June 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Multi-family	1	$912,345	$901,844
Construction and land	2	3,413,137	3,275,559

Total	3	$4,325,482	$4,177,403

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

	Six months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	1	$306,794	$306,794
Multi-family	1	449,055	223,035
Commercial	3	2,978,384	2,797,684
Construction and land	1	499,175	504,426

Total	6	$4,233,408	$3,831,939

	Six months ended June 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	1	$530,000	$526,621
Multi-family	2	5,894,771	4,381,824
Construction and land	2	3,413,137	3,275,559
	5	9,837,908	8,184,004

Consumer:
Home equity	1	209,994	208,058

Total	6	$10,047,902	$8,392,062

The troubled debt restructurings described above resulted in a net increase of $42,000 in the allowance for loan losses and charge-offs of $143,000 during the six months ended June 30, 2012.

The following table presents the troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2012.

	Three and six months ended June 30, 2012
	Number of Contracts	Recorded Investment (as of period end)
Real estate loans:
One-to-four family	1	$306,794

Consumer:
Home equity	1	127,962

Total	2	$434,756

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

The troubled debt restructurings described above resulted in no net increases in the allowance for loan losses and no charge-offs during the three or six months ended June 30, 2012.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2011.

Note 4.           Goodwill

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

As outlined in ASC Topic 350, the goodwill impairment analysis involves a two-step test.  If the fair value has been substantially greater than the carrying value a qualitative assessment may also be performed.  The first step, used to identify potential impairment, involves comparing the fair value of the reporting unit to its carrying value including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired.  If the carrying value exceeds fair value, there is an indication of impairment, and the second step is performed to measure the amount of impairment.  The second step involves calculating an implied fair value of goodwill for the reporting unit, in the same manner as the amount of goodwill recognized in a business combination.  If the carrying value of the reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded against earnings for the excess.

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future, and we may be required to record additional goodwill impairment losses in future periods.  It is not possible at this time to determine if any such future impairment loss would result or, it if does, whether such charge would be material.  However, any such future impairment loss would be limited to the remaining goodwill balance of $11,385,323 at June 30, 2012.  Subsequent reversal of goodwill impairment losses is not permitted.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 5.           Earnings per Share

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$788,505	$1,013,260	$1,711,041	$1,919,141
Basic potential common shares:
Weighted average shares outstanding	7,680,721	7,870,789	7,692,347	7,878,414
Weighted average unallocated Employee Stock Ownership Plan shares	—	(108,398)	—	(109,455)
Basic weighted average shares outstanding	7,680,721	7,762,391	7,692,347	7,768,959

Dilutive potential common shares	—	—	—	—

Diluted weighted average shares outstanding	7,680,721	7,762,391	7,692,347	7,768,959

Basic and diluted earnings per share	$0.10	$0.13	$0.22	$0.25

Note 6.           Employee Stock Ownership Plan

The Company had an employee stock ownership plan (ESOP) that covered substantially all employees who had attained the age of 21 and completed one year of service.  The Company terminated the ESOP effective December 31, 2011.  The Company loaned funds to the ESOP for the purchase of its common stock.  The loan was being repaid based on a variable interest rate over 20 years beginning December 31, 2004.  All shares were held in a suspense account for allocation among the participants as the loan was repaid. Shares were released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the remaining life of the note. Shares released from the suspense account were allocated among the participants based upon their pro rata annual compensation.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares were committed to be released to compensate employees, the contra equity account was reduced and the Company recognized compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $14,925 and $30,143 was incurred for the three and six months ended June 30, 2011.  There was no compensation expense incurred for the three or six months ended June 30, 2012.

Dividends on unallocated ESOP shares, together with Company contributions, were used by the ESOP in 2011 to repay principal and interest on the outstanding note.

In conjunction with the termination of the ESOP, 100,453 shares with a value of $6.10 per share were cancelled and applied as repayment of the ESOP loan.  The remaining 1,591 unallocated shares were then allocated to the participants based on their pro-rata share.  As of June 30, 2012 and December 31, 2011 there were 74,866 allocated shares held by the ESOP.  These allocated shares will be distributed to the participants prior to December 31, 2012.  In July, 2012 the Company received the final IRS determination letter that the ESOP has been officially terminated.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 7.           Fair Value Measurements

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

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

The Company used the following methods and significant assumptions to estimate fair value.

Available-for-sale securities:  The fair value of available-for-sale securities is determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1.  The Company has no securities classified within Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.  They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios.  In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month.  Because they are not price quote valuations, the pricing methods are considered Level 2 inputs.  At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company currently has no securities classified within Level 3.  During the six months ended June 30, 2012, there were no transfers between Level 1 and Level 2.  The valuation methodology was consistent for the six months ended June 30, 2012 and the year ended December 31, 2011.  At least annually, a third party is engaged to validate the discounted cash flows and resulting fair value.

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

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 7.           Fair Value Measurements (Continued)

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

Appraisals for both foreclosed assets and collateral-dependent impaired loans are performed by certified general appraisers (for commercial property) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Loan Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.  The most recent analysis performed indicated that a discount of 8% to 20% should be applied to appraisals based on property type.  An additional discount is applied if the appraisal was performed more than 12 months ago.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 7.           Fair Value Measurements (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level as of June 30, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at June 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$23,673,141	$—	$23,673,141
Corporate bonds	—	1,182,929	—	1,182,929
State and municipal securities	—	27,622,311	—	27,622,311
Other securities	—	3,501	—	3,501
Mortgage-backed: residential	—	26,867,558	—	26,867,558
Total securities available for sale	$—	$79,349,440	$—	$79,349,440

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$31,743,989	$—	$31,743,989
Corporate bonds	—	1,838,324	—	1,838,324
State and municipal securities	—	26,376,118	—	26,376,118
Other securities	—	3,501	—	3,501
Mortgage-backed: residential	—	25,613,419	—	25,613,419
Total securities available for sale	$—	$85,575,351	$—	$85,575,351

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 7.           Fair Value Measurements (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level as of June 30, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at June 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Foreclosed assets:
Real estate loans:
One-to-four family	$—	$—	$46,728	$46,728
Commercial	—	—	755,000	755,000
Construction and land	—	—	3,327,751	3,327,751

Total foreclosed assets	$—	$—	$4,129,479	$4,129,479

Impaired loans:
Real estate loans:
One-to-four family	$—	$—	$713,200	$713,200
Multi-family	—	—	3,206,697	3,206,697
Commercial	—	—	410,159	410,158
Construction and land	—	—	2,017,135	2,017,136
	—	—	6,347,191	6,347,191

Commercial business	—	—	599,428	599,428

Total impaired loans	$—	$—	$6,946,619	$6,946,619

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 7.           Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Foreclosed assets:
Real estate loans:
One-to-four family	$—	$—	$224,060	$224,060
Commercial	—	—	755,000	755,000
Construction and land	—	—	407,193	407,193

Total foreclosed assets	$—	$—	$1,386,253	$1,386,253

Impaired loans:
Real estate loans:
One-to-four family	$—	$—	$1,347,958	$1,347,958
Multi-family	—	—	3,048,473	3,048,473
Commercial	—	—	1,303,707	1,303,707
Construction and land	—	—	3,788,235	3,788,235
	—	—	9,488,373	9,488,373

Commercial business	—	—	1,131,656	1,131,656

Total impaired loans	$—	$—	$10,620,029	$10,620,029

Foreclosed assets are collateral dependent and are recorded at the lesser of the recorded investment in the receivable or the appraised value less costs to sell and may be revalued on a nonrecurring basis.  Foreclosed assets measured at fair value less costs to sell on a nonrecurring basis as of June 30, 2012, had a net carrying amount of $4,129,479, which is made up of the outstanding balance of $4,781,178, net of cumulative write-downs of $651,699 which includes $315,000 that occurred during the six months ended June 30, 2012.  For the year ended December 31, 2011, foreclosed assets measured at fair value less costs to sell on a nonrecurring basis had a net carrying amount of $1,386,253, which was made up of the outstanding balance of $1,835,527, net of write-downs of $449,274.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $7,992,495, with a valuation allowance of $1,045,876 at June 30, 2012.  Additional provisions for loan losses on impaired loans during the three and six months ended June 30, 2012 were $126,000 and $938,000, respectively.  At December 31, 2011, impaired loans had a principal balance of $13,715,174, with a valuation allowance of $3,095,145, resulting in a net increase in provision for loan losses of $967,420 for the year ended December 31, 2011.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 7.           Fair Value Measurements (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate loans:
One-to-four family	$46,728	Sales Comparison	Adjustment for difference between comparable sales	3-8%	5.0%
Commercial	755,000	Sales Comparison	Adjustment for difference between comparable sales	1-24%	10.5%
Construction and land	3,327,751	Sales Comparison	Adjustment for difference between comparable sales	0-47%	19.3%

Impaired loans:
Real estate loans:
One-to-four family	713,200	Sales Comparison	Adjustment for difference between comparable sales	0-12%	5.7%
Multi-family	3,206,697	Sales Comparison	Adjustment for difference between comparable sales	1-18%	10.0%
Commercial	410,159	Sales Comparison	Adjustment for difference between comparable sales	5-17%	12.3%
Construction and land	2,017,135	Sales Comparison	Adjustment for difference between comparable sales	2-12%	6.3%

Commercial business	599,428	Sales Comparison	Adjustment for difference between comparable sales	4-50%	22.8%

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

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

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 8.           Fair Value of Financial Instruments (Continued)

Accrued Interest Payable:  The carrying amount of accrued interest payable approximates its fair value.  Accrued interest payable related to interest-bearing money market and savings accounts is classified as Level 1.  All other accrued interest payable is classified as Level 2,

The following information presents estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 that have not been presented in prior tables.

		Fair Value Measurements at June 30, 2012 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$19,984,894	$19,984,894	$—	$—	$19,984,894
Interest-earning time deposits	1,745,769	—	1,745,769	—	1,745,769
Federal Home Loan Bank stock	3,657,366	—	—	—	N/A
Loans, net (excluding impaired loans with a reserve allocation)	383,857,326	—	—	393,200,920	393,200,920
Accrued interest receivable	1,615,461	—	452,830	1,162,631	1,615,461

Financial liabilities:
Non-interest bearing deposits	45,945,421	45,945,421	—	—	45,945,421
Interest-bearing deposits	359,115,913	212,276,191	147,669,973	—	359,946,164
Federal Home Loan Bank advances	26,956,670	—	27,210,378	—	27,210,378
Securities sold under agreement to repurchase	21,612,960	—	21,612,960	—	21,612,960
Subordinated debentures	4,000,000	—	4,000,000	—	4,000,000
Accrued interest payable	311,007	24,353	286,654	—	311,007

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

June 30, 2012 and December 31, 2011

Note 8.           Fair Value of Financial Instruments (Continued)

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$39,361,409	$39,361,409
Interest-earning time deposits	1,738,498	1,738,498
Federal Home Loan Bank stock	6,306,273	N/A
Loans, net (excluding impaired loans with a reserve allocation)	377,014,617	388,315,138
Accrued interest receivable	1,726,319	1,726,319

Financial liabilities:
Non-interest bearing deposits	39,256,851	39,256,851
Interest-bearing deposits	375,501,432	376,697,157
Federal Home Loan Bank advances	26,944,000	27,208,915
Securities sold under agreement to repurchase	36,874,298	36,874,298
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	417,828	417,828

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

Note 9.           Subsequent Events

Events occurring subsequent to June 30, 2012, have been evaluated as to their potential impact to the financial statements through the date of issuance of this report.

On July 24, 2012, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended June 30, 2012.  The dividend will be payable to stockholders of record as of August 17, 2012 and will be paid on August 24, 2012.

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

First Clover Leaf utilizes a two step valuation approach to test for goodwill impairment under the guidance of ASU 2011-08, Topic 350.  This guidance also allows for a qualitative assessment of the reporting unit.  A qualitative assessment may be performed if in the prior period two-step impairment test the fair value was greater than the carrying value by a substantial margin.  If in the prior period two-step test goodwill was impaired or fair value was not greater than the carrying amount by a substantial margin, First Clover Leaf would go straight to the two-step impairment test.  In step one, we estimate the fair value of our single reporting unit as of the measurement date utilizing two valuation methodologies including the comparable transactions approach, and the control premium approach which utilizes the Company’s stock price.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  During 2011, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed.  At June 30, 2012, no indications of impairment existed for which an interim assessment was considered necessary.  Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations.  In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.  See Item 1, Note 4 for additional information on goodwill impairment.

Overview

First Clover Leaf had net income of $789,000 for the three months ended June 30, 2012 compared to net income of $1.0 million for the same period in 2011.  The decrease was due to an increase in other expenses partially offset by a reduction in provision for loan losses.  Basic and diluted income per share was $0.10 for the three-month period ended June 30, 2012 and $0.13 for the comparable period in 2011.

Net income for the six months ended June 30, 2012 was $1.7 million compared to $1.9 million for the same period in 2011.  The decrease was primarily due to increased operating expenses partially offset by an increase in net interest income and reduced income tax expense.  Basic and diluted income per share was $0.22 for the six months ended June 30, 2012 and $0.25 for the same period in 2011.

Financial Condition

Total Assets.  Total assets decreased to $537.9 million at June 30, 2012 from $562.7 million at December 31, 2011.  Total cash and cash equivalents decreased to $20.0 million at June 30, 2012 from $39.4 million at December 31, 2011.  The decrease in cash and cash equivalents was due to a decrease in federal funds sold.  Federal funds sold primarily decreased due to lower balances in brokered deposits and to a decline in securities sold under agreements to repurchase which occurred as a normal fluctuation in one customer’s account.  Due to the nature of this customer’s business, large fluctuations in its deposit accounts are a normal occurrence.

Securities available for sale decreased to $79.3 million at June 30, 2012 from $85.6 million at December 31, 2011.  The decrease was due primarily to calls, maturities and pay-downs of $28.4 million partially offset by purchases of $21.8 million.

Federal Home Loan Bank stock decreased to $3.7 million at June 30, 2012 from $6.3 million at December 31, 2011.  The Federal Home Loan Bank redeemed $2.6 million of excess voluntary stock during the first and second quarters of 2012.  The Company is required to hold $2.0 million in Federal Home Loan Bank stock in order to be a member bank.  Prior to the first quarter of 2012 the Federal Home Loan Bank was prohibited from redeeming excess voluntary stock.  They have since started a program to redeem the stock in increments.

Net loans amounted to $390.8 million at June 30, 2012, compared to $387.6 million at December 31, 2011.  This increase was a result of new loan originations exceeding loan paydowns and maturities.

Foreclosed assets increased to $6.9 million at June 30, 2012 from $5.8 million at December 31, 2011.  During the three months ended June 30, 2012, we transferred four loans totaling $2.0 million into foreclosed assets and incurred a write-off of $300,000.  We transferred five loans into foreclosed assets during the six months ended June 30, 2012.  During the same time period we received proceeds of $525,000 from the sale of six properties that had been classified as foreclosed assets.

Total Liabilities.  Total liabilities decreased to $459.7 million at June 30, 2012 from 485.0 million at December 31, 2011.  Deposits decreased to $405.1 million at June 30, 2012 from $414.8 million at December 31, 2011.  Non-interest bearing deposits increased $6.6 million to $45.9 million at June 30, 2012 from $39.3 million at December 31, 2011.  Interest bearing deposits decreased $16.4 million, totaling $359.1 million at June 30, 2012 compared to $375.5 million at December 31, 2011.  This decrease was primarily due to a decrease of $17.2 million in brokered deposits as we were able to reduce our reliance on higher rate deposits due to reduced loan demand.  Securities sold under agreements to repurchase decreased $15.3 million to $21.6 million at June 30, 2012 from $36.9 million at December 31, 2011.  This decrease was due primarily to normal fluctuations in one customer’s account as noted above.

Stockholders’ Equity.  Stockholders’ equity increased to $78.2 million at June 30, 2012 from $77.7 million at December 31, 2011, principally as a result of $1.7 million in net income partially offset by the payment of cash dividends of $923,000 and repurchases of common stock of $407,000 during the six months ended June 30, 2012.

Asset Quality

The following tables set forth information with respect to the Company’s nonperforming and impaired loans at the dates indicated:

	June 30,	December 31,
	2012	2011

Loans 90 days or more past due and still accruing	$131,371	$404,984
Non-accrual loans(1)	12,730,706	11,166,843
Other impaired loans	614,116	8,017,158
Total non-performing loans	13,476,193	19,588,985
Foreclosed assets	6,854,051	5,822,864
Total non-performing assets	$20,330,244	$25,411,849

(1) The entire balance is also classified as impaired as of June 30, 2012 and December 31, 2011, respectively.

	June 30,	December 31,
	2012	2011
Non-performing assets to total assets	3.78%	4.52%
Non-performing loans to total loans	3.45	5.05
Allowance for loan losses to non-performing loans	43.52	39.76
Allowance for loan losses to total loans	1.50	2.01

Non-Performing, Impaired Loans and Non-Performing Assets.  As of June 30, 2012, our total non-performing and impaired loans and non-performing assets were $20.3 million compared to $25.4 million at December 31, 2011.

At June 30 2012, the Company’s non-accrual loans increased $1.5 million to $12.7 million from $11.2 million at December 31, 2011.  At June 30, 2012, First Clover Leaf Bank had four relationships classified as non-accrual with balances in excess of $1.0 million.  The largest non-accrual relationship is a $3.4 million credit to a real estate investor.  This credit was placed in non-accrual status during the three months ended June 30, 2012.  The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs.  An $800,000 payment is expected on this loan during the third quarter of 2012, and the Company intends to then restructure the remaining debt.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.  The second relationship is a $1.7 million commercial credit secured by a retail strip center.  The investor is experiencing cash flow difficulties due to high vacancy rates as the center recently experienced a great deal of tenant turnover.  The building is currently attracting new tenants.  A restructuring of the loan is in process which will allow a portion of the loan to resume performing status after an acceptable period of payment performance.  A deficiency note will be signed for the remaining balance.  The third credit is a $1.7 million development credit for a subdivision with excess inventory that is selling slowly due to the economic slowdown.  A charge-off of $843,000 of specific reserves was recorded on this relationship during the first quarter of 2012. The credit is secured by the residential property.  The borrower recently signed a forbearance agreement on this credit.  The fourth relationship is a $1.1 million credit to a real estate investor.  The collateral for this credit is primarily a mobile home park along with several small commercial buildings.  Currently the mobile home park is struggling with vacancies and cash flow is tight.  The Company has recently restructured this loan into a two-note structure with the requirement that all rents from the mobile home park are deposited directly into an account at the Company.  The two commercial buildings making up the remainder of the collateral are currently listed for sale.

In addition to the non-accrual loans in the previous paragraph, we have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration that we believe in the future may impact our ability to collect all principal and interest according to the current contractual terms.  We have elected to downgrade these loans to impaired status and will individually evaluate them for our allowance for loan losses.  At June 30, 2012, our total other impaired loans amounted to $614,000 compared to $8.0 million at December 31, 2011.  The decrease in other impaired loans is primarily due to $4.5 million in credits moving to non-accrual status and $2.5 million in credits with an improved status which are no longer considered impaired.  There is one credit in this category with an outstanding balance greater than $500,000.  The largest impaired relationship is a $504,000 credit to a residential builder.  The collateral for this loan is a residential home which is currently under contract and expected to close in the third quarter.

Overall, non-performing loans have improved since December 31, 2011.  The largest changes have occurred in the construction and land portfolio.  As of June 30, 2012 the total of substandard and doubtful loans in the construction and land portfolio was $11.8 million, or 30% of the portfolio.  As of December 31, 2011 the total of substandard and doubtful loans in the construction and land portfolio was $17.3 million or 39% of the portfolio.  The decrease in substandard loans was due in-part to charge-offs of $3.4 million and a $1.8 million credit which moved to foreclosed property.

Another event impacting the construction and land portfolio at June 30, 2012 was the downgrade of a $6.3 million credit to special mention from being categorized as a pass credit at December 31, 2011.  This credit is categorized as special mention while it is being restructured to include additional collateral.  The Company expects the credit to return to pass status before year-end.  The overall total of the construction and land portfolio has declined to $39.5 million at June 30, 2012, compared to $44.2 million at December 31, 2011 as a result of the above mentioned charge-offs and the increase to foreclosed property.

The allowance for loan losses to non-performing loans increased to 43.52% at June 30, 2012 compared to 39.76% at December 31, 2011.  The increase in this ratio is primarily the result of a decline of $6.1 million of non-performing loans to $13.5 million at June 30, 2012 compared to $19.6 million at December 31, 2011.  The allowance for loan losses to total loans decreased to 1.50% at June 30, 2012 compared to 2.01% at December 31, 2011. The primary reason for the decline in this percentage was a directive by the Office of the Comptroller of the Currency which required all specific valuation allowances on collateral-dependent loans (valuation allowances established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged-off by March 31, 2012.  The Company adopted this methodology effective for the quarter ended March 31, 2012.  As a result, reported loan charge-offs of $2.7 million for the quarter ended March 31, 2012 were impacted by the charge-off of specific valuation allowances of $2.4 million on these collateral-dependent loans.  This one time charge-off has decreased the amount of our specific reserves which total $1.1 million at June 30, 2012, compared to $3.1 million at December 31, 2011.  The general allocation was not impacted by the charge-offs and totals $4.8 million at June 30, 2012 compared to $4.7 million at December 31, 2011.  These charge-offs resulted in the decline in the allowance for loan losses to total loans at June 30, 2012.

At June 30, 2012, First Clover Leaf Bank had 17 properties classified as foreclosed assets with a value of $6.9 million. The collateral on these properties consisted of a commercial mobile-home site, a commercial development site, farmland, three residential lot developments, and 11 single-family residences.  All of these properties were transferred into foreclosed assets at the property’s fair value, less estimated costs of disposal, at the date of foreclosure.

Results of Operations

General.  Net income decreased to $789,000 for the three months ended June 30, 2012 compared to $1.0 million for the same period in 2011.  Net income for the six months ended June 30, 2012 was $1.7 million compared to $1.9 million for the same period in 2011.  The decrease was primarily due to increased operating expenses partially offset by an increase in net interest income and reduced income tax expense.  Basic and diluted income per share was $0.22 for the six months ended June 30, 2012 and $0.25 for the same period in 2011.

The overall net interest rate spread and net interest margin increased to 3.28% from 3.06% and to 3.46% from 3.27%, respectively for the six months ended June 30, 2012 compared to the same period in 2011.  Yields on loans and securities continued to decline for the six months ended June 30, 2012 compared to the same period in 2011. The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets.  However, our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate re-pricing as rates fluctuate.

Net interest income.  Net interest income remained at $4.3 million for the three months ended June 30, 2012 and 2011.  Net interest income increased to $8.7 million for the six months ended June 30, 2012 from $8.6 million for the same period last year.  Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $80.6 million for the six months ended June 30, 2012, compared to $71.6 million for the same period in 2011.  The ratio of interest-earning assets to interest-bearing liabilities increased to 118.99% for the six months ended June 30, 2012 from 115.66% for the same period in 2011.  The net interest rate spread increased to 3.28% for the six months ended June 30, 2012, compared to 3.06% for the comparable period in 2011.  The average rate earned on interest-earning assets decreased by 18 basis points for the six months ended June 30, 2012 to 4.40% from 4.58% for the same period in 2011, while the average rate paid on interest-bearing liabilities decreased by 41 basis points during these periods to 1.11% from 1.52%.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$398,539	$4,945	4.99%	$392,783	$5,325	5.44%
Securities	81,779	506	2.48	82,891	635	3.07
Federal Home Loan Bank stock	3,949	3	0.31	6,306	2	0.13
Interest-earning balances from depository institutions	15,270	13	0.34	43,615	28	0.26
Total interest-earning assets	499,537	5,467	4.40	525,595	5,990	4.57
Non-interest-earning assets	45,181			42,860
Total assets	$544,718			$568,455

Interest-bearing liabilities:
Interest-bearing transaction	$191,534	303	0.64	$200,364	484	0.97
Savings deposits	23,536	31	0.53	21,650	40	0.74
Time deposits	146,318	631	1.73	185,543	977	2.11
Securities sold under agreements to repurchase	25,015	4	0.06	20,422	2	0.04
Federal Home Loan Bank advances	26,954	131	1.95	21,931	127	2.32
Subordinated debentures	4,000	25	2.51	4,000	23	2.31
Total interest-bearing liabilities	417,357	1,125	1.08	453,910	1,653	1.46
Non-interest-bearing liabilities	48,828			36,096
Total liabilities	466,185			490,006
Stockholders’ equity	78,533			78,449
Total liabilities and stockholders’ equity	$544,718			$568,455

Net interest income		$4,342			$4,337
Net interest rate spread (1)			3.32%			3.11%
Net interest-earning assets (2)	$82,180			$71,685
Net interest margin (3)			3.50%			3.31%
Ratio of interest-earning assets to interest-bearing liabilities			119.69%			115.79%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

(4) Interest on loans includes loan fees collected in the amount of $45,600 and $47,176 for the three months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30,			Six Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$399,572	$9,959	5.01%	$394,487	$10,725	5.48%
Securities	82,914	1,054	2.56	81,890	1,233	3.04
Federal Home Loan Bank stock	4,618	3	0.13	6,306	3	0.10
Interest-earning balances from depository institutions	18,010	31	0.35	46,182	53	0.23
Total interest-earning assets	505,114	11,047	4.40	528,865	12,014	4.58
Non-interest-earning assets	44,213			42,006
Total assets	$549,327			$570,871

Interest-bearing liabilities:
Interest-bearing transaction	$195,772	615	0.63	$203,313	980	0.97
Savings deposits	23,113	62	0.54	21,266	77	0.73
Time deposits	148,553	1,355	1.83	186,319	2,058	2.23
Securities sold under agreements to repurchase	26,123	7	0.05	20,461	8	0.08
Federal Home Loan Bank advances	26,950	261	1.95	21,928	253	2.33
Subordinated debentures	4,000	50	2.51	3,989	71	3.59
Total interest-bearing liabilities	424,511	2,350	1.11	457,276	3,447	1.52
Non-interest-bearing liabilities	46,389			35,442
Total liabilities	470,900			492,718
Stockholders’ equity	78,427			78,153
Total liabilities and stockholders’ equity	$549,327			$570,871

Net interest income		$8,697			$8,567
Net interest rate spread (1)			3.28%			3.06%
Net interest-earning assets (2)	$80,603			$71,589
Net interest margin (3)			3.46%			3.27%
Ratio of interest-earning assets to interest-bearing liabilities			118.99%			115.66%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

(4) Interest on loans includes loan fees collected in the amount of $79,527 and $108,775 for the six months ended June 30, 2012 and 2011, respectively.

Interest and fee income.  Interest and fee income on loans decreased to $4.9 million for the three months ended June 30, 2012 from $5.3 million for the comparable period in 2011 primarily as a result of a lower average yield in the 2012 period despite a higher average balance.  Interest and fee income on loans decreased to $10.0 million for the six months ended June 30, 2012 from $10.7 million for the comparable period in 2011 primarily as a result of a lower average yield in the 2012 period despite a higher average balance. The average balance of loans was $399.6 million and $394.5 million for the six months ended June 30, 2012 and 2011, respectively.  The average yield on loans decreased to 5.01% for the six months ended June 30, 2012 from 5.48% for the comparable period in 2011.

Interest income on securities decreased to $506,000 for the three months ended June 30, 2012 compared to $635,000 for the same period in 2011.  The decrease was due primarily to a lower average yield partially offset by a higher average balance.  Interest income on securities decreased to $1.1 million for the six months ended June 30, 2012 from $1.2 million for the comparable period in 2011.  The decrease was due primarily to a decline in yield.  The average balance of securities was $82.9 million and $81.9 million for the six months ended June 30, 2012 and 2011, respectively.  The average yield on securities decreased to 2.56% from 3.04% for the six months ended June 30, 2012 and 2011, respectively.

Interest on other interest-earning deposits decreased to $13,000 for the three months ended June 30, 2012 from $28,000 for the comparable period in 2011.  The decrease was due primarily to a lower average balance.  Interest on other interest-earning deposits increased to $31,000 for the six months ended June 30, 2012 from $53,000 for the comparable period in 2011.  The decrease was primarily due to a lower average balance.  The average balance of other interest-earning deposits decreased to $18.0 million from $46.2 million for the six months ended June 30, 2012 and 2011, respectively. The average yield on other interest-earning deposits increased to 0.35% for the six months ended June 30, 2012 from 0.23% for the comparable period in 2011.

Interest expense.  Interest expense on deposits decreased to $965,000 for the three months ended June 30, 2012 from $1.5 million for the comparable period in 2011.  The decrease was due primarily to a decline in rate and lower average balances in time deposits and in interest-bearing transaction accounts.  Interest expense on deposits decreased to $2.0 million for the six months ended June 30, 2012 from $3.1 million for the comparable period in 2011.  The decrease was due primarily to a decline in rate and a lower average balance in time deposits and in interest-bearing transaction accounts.  The average balance of interest-bearing deposits, comprised of interest bearing transaction, savings deposits, and time deposits, was $367.4 million and $410.9 million for the six months ended June 30, 2012 and 2011, respectively.  Reduced loan demand has led to a reduced need for cash; therefore, we were able to reduce our reliance on higher yielding time deposits.  The rate for time deposits decreased to 1.83% from 2.23% for the six months ended June 30, 2012 and 2011, respectively.  The rate for interest-bearing transaction accounts decreased to 0.63% from 0.97% for the six months ended June 30, 2012 and 2011, respectively.  The rate for savings deposits decreased to 0.54% from 0.73% for the six months ended June 30, 2012 and 2011, respectively.

Interest expense on Federal Home Loan Bank advances increased to $131,000 from $128,000 for the three months ended June 30, 2012 and 2011, respectively, due primarily to a higher average balance partially offset by a decline in rate.  Interest expense on Federal Home Loan Bank advances increased to $261,000 from $253,000 for the six months ended June 30, 2012 and 2011, respectively, due primarily to a lower average balance partially offset by a decline in rate.  The average balance of Federal Home Loan Bank advances was $27.0 million and $21.9 million for the six months ended June 30, 2012 and 2011, respectively.  The average rate on Federal Home Loan Bank advances decreased to 1.95% for the six months ended June 30, 2012 compared to 2.33% for the comparable period in 2011.

Interest expense on subordinated debentures increased to $25,000 from $23,000 for the three months ended June 30, 2012 and 2011, respectively.  Interest expense on subordinated debentures decreased to $50,000 from $71,000 for the six months ended June 30, 2012 and 2011, respectively, due to a decline in rate.  The average rate on subordinated debentures declined to 2.51% for the six months ended June 30, 2012 compared to 3.59% for the comparable period in 2011.

Provision for loan losses.  Provision for loan losses decreased for the three-month period ended June 30, 2012 to $350,000 from $475,000 for the comparable period in 2011.  The decrease in provision for loan losses of $575,000 within the commercial real estate portfolio for the three months ended June 30, 2012 was due to a reduction in specific reserves as the Company acquired additional collateral to secure the credits.  Provision for loan losses increased for the six-month period ended June 30, 2012 to $800,000 from $775,000 for the comparable period in 2011.

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

Non-interest income.  Non-interest income decreased to $493,000 for the three months ended June 30, 2012 from $497,000 for the comparable period in 2011 primarily due to a $105,000 decrease in gain on sale of securities for the three months ended June 30, 2012.  This decrease was substantially offset by a $99,000 increase in gain on sale of loans.  During the three months ended June 30 2012, we sold $10.0 million of loans compared to $8.5 million of loan sales for the comparable period in 2011.  Non-interest income increased to $998,000 for the six months ended June 30, 2012 from $748,000 for the comparable period in 2011 primarily due to a $320,000 increase in gain on sale of loans for the six months ended June 30, 2012.  The increase was partially offset by a $106,000 decrease in gain on sale of securities.

Non-interest expense.  Non-interest expense increased to $3.3 million for the three months ended June 30, 2012 from $2.8 million for the same period in 2011. Non-interest expense increased to $6.4 million for the six months ended June 30, 2012 from $5.5 million for the same period in 2011.  The increase in these two time periods was due primarily to an increase in compensation and employee benefits and foreclosed asset related expense, partially offset by a decrease in FDIC insurance premiums.

Compensation and employee benefits increased to $1.5 million for the three months ended June 30, 2012 from $1.3 million for the same period in 2011.  Compensation and employee benefits increased to $3.0 million for the six months ended June 30, 2012 from $2.5 million for the same period in 2011. The increase was due to standard merit increases as well as an increased staffing level over the prior year.

FDIC premiums decreased to $123,000 for the three months ended June 30, 2012 compared to $183,000 for the comparable period in 2011.  FDIC premiums decreased to $245,000 for the six months ended June 30, 2012 compared to $363,000 for the comparable period in 2011.  The decrease is due to a decline in the volume of the base used for the calculation.  The FDIC also changed the base that is used for this calculation.  For the six months ended June 30, 2012 the base was total assets.  The prior period calculation was based on total deposits.  Both the total assets and total deposits of the Bank declined at June 30, 2012 compared to the comparable period in 2011.

Foreclosed asset related expenses increased to $360,000 for the three months ended June 30, 2012 compared to $139,000 for the comparable period in 2011.  During the three months ended June 30, 2012, we incurred a $300,000 write-down on a foreclosed asset.  Foreclosed asset related expenses increased to $445,000 for the six months ended June 30, 2012 compared to $326,000 for the comparable period in 2011.  The increase is due to an increased number of properties being held during the six months ended June 30, 2012 as compared to the same period in 2011.  In addition, the properties that were being held during the six months ended June 30, 2012 required an increased number of repairs as compared to the properties held during the six months ended June 30, 2011.

Income taxes.  Income taxes decreased to $373,000 for the three months ended June 30, 2012 from $573,000 for the comparable period in 2011.  Income taxes decreased to $827,000 for the six months ended June 30, 2012 from $1.1 million for the comparable period in 2011.  The primary reason for the change in income taxes was the lower level of pre-tax income and an increased level of tax exempt income for the 2012 period.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2012 and December 31, 2011, $20.0 million and $39.4 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  Loan originations exceeded principal collections on loans by $5.9 million for the six months ended June 30, 2012 and loan principal collections exceeded loan originations by $202,000 for the six months ended June 30, 2011.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $28.4 million and $46.1 million for the six months ended June 30, 2012 and 2011, respectively.  We purchased $21.8 million and $53.5 million in available-for-sale investment securities during the six months ended June 30, 2012 and 2011, respectively.  We received proceeds of $525,000 and $1.6 million from the sale of foreclosed assets for the six months ended June 30, 2012 and 2011, respectively.  During the six months ended June 30, 2012, the Federal Home Loan Bank redeemed $2.6 million of excess voluntary stock.  There were no redemptions of Federal Home Loan Bank stock for the six months ended June 30, 2011.

Deposit flows are generally affected by market interest rates, the products offered by local competitors, and other factors.  Net deposits decreased by $9.7 million and $13.4 million for the six months ended June 30, 2012 and 2011, respectively.  Securities sold under agreements to repurchase had a net decrease of $15.3 million for the six months ended June 30, 2012 and a net increase of $3.6 million for the six months ended June 30, 2011, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At June 30, 2012, we had $27.0 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $23.8 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at June 30, 2012.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual capital amounts and ratios are presented in the following table.

	As of June 30, 2012
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible Capital to Tangible Assets	$64,606	12.34%	$7,851	1.50%	N/A	N/A

Tier I Capital to Adjusted Total Assets	64,606	12.34%	20,935	4.00%	$26,169	5.00%

Tier I Capital to Risk Weighted Assets	64,606	17.67%	14,627	4.00%	21,940	6.00%

Total Capital to Risk Weighted Assets	67,585	18.48%	29,254	8.00%	36,567	10.00%

The Company’s actual capital amounts and ratios are presented in the following table:

	As of June 30, 2012
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible Capital to Tangible Assets	$64,670	11.79%	$8,230	1.50%	N/A	N/A

Tier I Capital to Adjusted Total Assets	64,670	11.79%	29,351	4.00%	N/A	N/A

Tier I Capital to Risk Weighted Assets	64,670	17.63%	14,676	4.00%	N/A	N/A

Total Capital to Risk Weighted Assets	71,649	19.53%	21,947	8.00%	N/A	N/A

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at June 30, 2012 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments
	(Dollars in thousands)
Commitments to extend credit	$24,337	$30,097	$54,434	1.85% - 18.00%
Standby letters of credit	$72	$2,549	$2,621	3.50% - 9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program are sold with recourse.  The Bank has an agreement to sell residential loans of up to $81.0 million to the FHLB of Chicago.  Approximately $72.2 million have been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.6 million at June 30, 2012.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.

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

During the relatively low interest rate environment that has existed in recent years, we have implemented the following strategies to manage interest rate risk: (i) maintaining a high equity-to-assets ratio; and (ii) offering a variety of adjustable rate loan products, including adjustable rate one-to-four family, multi-family and non-residential mortgage loans, short-term consumer loans, and a variety of adjustable-rate commercial loans.  By maintaining a high equity-to-assets ratio and by investing in adjustable-rate and short-term assets, we are better positioned to react to increases in market interest rates.  However, maintaining high equity balances reduces the return-on-equity ratio, and investments in shorter-term assets generally bear lower yields than longer-term investments.

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of March 31, 2012.  The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 300 basis points or decreases of 100 points in 100 basis point increments.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change In Rates” column.

The tables below set forth, as of March 31, 2012 and December 31, 2011, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		March 31, 2012
		NPV
		Estimated	Estimated Increase (Decrease) in NPV		Net Portfolio Value as a Percentage of Present Value of Assets
Change in Interest		NPV	Amount	Percent	NPV Ratio	Change
+300	bp	$62,712	$(16,889)	(21)%	12.00%	(229	)bp
+200	bp	69,384	(10,217)	(13)	12.97	(132	)bp
+100	bp	75,696	(3,905)	(5)	13.84	(45	)bp
0	bp	79,601	—	—	14.29	0	bp
-100	bp	82,098	2,497	3	14.55	26	bp

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

		December 31, 2011
		NPV
		Estimated	Estimated Increase (Decrease) in NPV		Net Portfolio Value as a Percentage of Present Value of Assets
Change in Interest		NPV	Amount	Percent	NPV Ratio	Change

+300	bp	$60,442	$(17,906)	(23)%	11.37%	(247	)bp
+200	bp	67,778	(10,570)	(13)	12.45	(139	)bp
+100	bp	74,290	(4,058)	(5)	13.36	(48	)bp
0	bp	78,348	—	—	13.84	0	bp
-100	bp	81,292	2,944	4	14.17	33	bp

The 2012 table above indicates that at March 31, 2012 in the event of a 100 basis point decrease in interest rates, we would experience a 3% increase in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 21% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at June 30, 2012, and how those exposures were managed during the three months ended June 30, 2012 have changed materially when compared to the immediately preceding quarter ended March 31, 2012.  However, the Company’s primary market risk exposure has not yet been quantified at June 30, 2012 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

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

Item 1A — Risk Factors.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

(a)               No equity securities were sold during the quarter that were not registered under the Securities Exchange Act.

(b)               Not applicable.

(c)                The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

April 1 - 30, 2012	3,587	$6.05	3,587	95,974
May 1 - 31, 2012	832	$5.92	832	95,142
June 1 - 30, 2012	21,990	$6.03	21,990	73,152
Total	26,409		26,409

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

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None

Item 6 — Exhibits.

(a)     Exhibits.

31.1:   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32:      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:    The following financial statements for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements. (1)

(1) The Company will furnish the XBRL Interactive Data Files with detailed tagging in an amendment to this Form 10-Q within 30 days of the filing date of this report, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE:	August 14, 2012	BY:	/s/ Dennis M. Terry
Dennis M. Terry,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald
Darlene F. McDonald,
Senior Vice-President and Chief Financial Officer