Form 10-Q/A
period 2012-06-30
First Clover Leaf Financial Corp.
filed 2012-09-12
CIK 1283582

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quartery Report on Form 10-Q of First Clover Leaf Financial Corp. for the quarterly period ended June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 14, 2012, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.  Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

The Interactive Data Files on Exhibit 101 hereto are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of First Clover Leaf Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6 — Exhibits.

(a)     Exhibits.

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

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE:	September 12, 2012	BY:	/s/ Dennis M. Terry
Dennis M. Terry,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald
Darlene F. McDonald,
Senior Vice-President and Chief Financial Officer