Form 10-Q
period 2012-09-30
First Clover Leaf Financial Corp.
filed 2012-11-14
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   ☒.  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 31, 2012
Common Stock, par value $.10 per share	7,514,926

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and due from banks	$13,892,266	$10,336,923
Interest-earning deposits	10,427,388	7,083,526
Federal funds sold	14,445,286	21,940,960
Total cash and cash equivalents	38,764,940	39,361,409

Interest-earning time deposits	1,745,769	1,738,498
Securities available for sale	78,948,242	85,575,351
Federal Home Loan Bank stock	3,077,201	6,306,273
Loans, net of allowance for loan losses of $5,669,422 and $7,789,262 at September 30, 2012 and December 31, 2011, respectively	387,605,718	387,634,646
Loans held for sale	1,468,000	1,661,750
Property and equipment, net	10,257,193	10,088,154
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	5,199,304	5,067,935
Core deposit intangible	605,249	816,000
Foreclosed assets	6,471,334	5,822,864
Mortgage servicing rights	779,101	651,409
Accrued interest receivable	1,728,355	1,726,319
Prepaid FDIC insurance premiums	1,109,237	1,439,197
Other assets	3,053,488	3,449,851
Total assets	$552,198,454	$562,724,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$49,509,033	$39,256,851
Interest bearing	370,806,479	375,501,432
Total deposits	420,315,512	414,758,283

Federal Home Loan Bank advances	26,963,000	26,944,000
Securities sold under agreements to repurchase	19,562,647	36,874,298
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	316,685	417,828
Other liabilities	2,230,914	2,016,445
Total liabilities	473,388,758	485,010,854

Stockholders’ Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 7,605,546 and 7,727,756 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	760,555	772,776
Additional paid-in capital	60,481,777	61,230,512
Retained earnings	16,062,834	14,418,656
Accumulated other comprehensive income	1,504,530	1,292,181
Total stockholders’ equity	78,809,696	77,714,125

Total liabilities and stockholders’ equity	$552,198,454	$562,724,979

See Notes to Consolidated Financial Statements.

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest and dividend income:
Interest and fees on loans	$4,890,979	$5,246,210	$14,849,606	$15,970,496
Securities:
Taxable interest income	260,845	425,661	911,035	1,324,939
Nontaxable interest income	207,385	182,834	611,625	516,550
Federal Home Loan Bank dividends	2,941	1,572	6,213	4,717
Interest-earning deposits, federal funds sold, and other	13,700	26,380	44,532	79,663
Total interest and dividend income	5,375,850	5,882,657	16,423,011	17,896,365

Interest expense:
Deposits	927,908	1,420,324	2,960,395	4,535,474
Federal Home Loan Bank advances	133,662	129,393	394,426	382,671
Securities sold under agreements to repurchase	5,468	1,492	12,851	9,385
Subordinated debentures	24,939	21,886	74,591	92,615
Total interest expense	1,091,977	1,573,095	3,442,263	5,020,145

Net interest income	4,283,873	4,309,562	12,980,748	12,876,220

Provision for loan losses	400,000	891,000	1,200,000	1,666,000

Net interest income after provision for loan losses	3,883,873	3,418,562	11,780,748	11,210,220

Other income:
Service fees on deposit accounts	91,596	104,399	277,593	296,141
Other service charges and fees	93,652	83,267	276,420	255,464
Loan servicing fees	57,697	46,742	156,528	134,507
Gain on sale of securities	167,978	348,776	167,978	454,920
Gain on sale of loans	610,215	153,660	1,131,293	355,121
Other	177,472	75,582	187,079	63,839
	1,198,610	812,426	2,196,891	1,559,992

Other expenses:
Compensation and employee benefits	1,413,234	1,206,764	4,403,489	3,669,271
Occupancy expense	313,669	322,811	935,050	950,846
Data processing services	178,640	157,972	530,372	481,787
Director fees	34,850	38,000	115,850	109,000
Professional fees	119,510	135,707	410,320	396,110
FDIC insurance premiums	120,585	181,532	365,593	544,112
Foreclosed asset related expenses	138,469	277,260	583,066	603,284
Amortization of core deposit intangible	70,249	77,320	210,751	232,000
Amortization of mortgage servicing rights	88,416	51,348	193,811	114,304
Other	581,765	469,028	1,667,910	1,361,513
	3,059,387	2,917,742	9,416,212	8,462,227

Income before income taxes	2,023,096	1,313,246	4,561,427	4,307,985

Income tax expense	708,656	459,072	1,535,946	1,534,670

Net income	$1,314,440	$854,174	$3,025,481	$2,773,315

Net income	$1,314,440	$854,174	$3,025,481	$2,773,315
Other comprehensive income:
Change in unrealized gains on securities available for sale, net of reclassifications and taxes	96,017	119,554	212,349	663,985
Comprehensive income	$1,410,457	$973,728	$3,237,830	$3,437,300

Basic and diluted earnings per share (see Note 5)	$0.17	$0.11	$0.39	$0.36
Dividends per share	$0.06	$0.06	$0.18	$0.18

See Notes to Consolidated Financial Statements.

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income	$3,025,481	$2,773,315
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of:
Deferred loan origination (fees) costs, net	(68,656)	3,082
Premiums and discounts on securities	(430,839)	(344,969)
Core deposit intangible	210,751	232,000
Mortgage servicing rights	193,811	114,304
Amortization of fair value adjustments	(41,030)	(57,224)
Provision for loan losses	1,200,000	1,666,000
Depreciation	414,336	426,802
ESOP expense	—	44,186
Gain on sale of securities available for sale	(167,978)	(454,920)
Gain on sale of loans	(1,131,293)	(355,121)
Gain on sale of property and equipment	—	(78,832)
(Gain) loss on sale of foreclosed assets	(26,018)	62,951
Write-down on foreclosed assets	369,500	169,734
Earnings on bank-owned life insurance	(131,369)	(18,576)
Increase in mortgage servicing rights	(321,503)	(140,070)
Proceeds from sales of loans held for sale	40,199,478	16,272,188
Originations of loans held for sale	(38,874,435)	(16,877,667)
Change in assets and liabilities:
Accrued interest receivable and other assets	724,287	741,746
Accrued interest payable	(101,143)	(138,723)
Other liabilities	89,757	(103,141)
Net cash provided by operating activities	5,133,137	3,937,065

Cash flows from investing activities
Purchase of interest-earning time deposits	(7,271)	(10,880)
Available for sale securities:
Purchases	(34,569,689)	(76,032,719)
Proceeds from calls, maturities, and paydowns	37,873,293	58,843,176
Proceeds from sales	4,307,679	8,271,072
Redemption of FHLB stock	3,229,072	—
Increase in loans	(3,372,339)	(2,642)
Purchase of property and equipment	(595,429)	(153,479)
Proceeds from sale of property and equipment	—	146,655
Proceeds from the sale of foreclosed assets	1,298,759	2,306,842
Purchase of bank-owned life insurance	—	(5,000,000)
Net cash provided by (used in) investing activities	8,164,075	(11,631,975)

(Continued)

FIRST CLOVER LEAF FINANCIAL CORP.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from financing activities
Net increase (decrease) in deposit accounts	$5,560,229	$(12,194,343)
Net (decrease) increase in securities sold under agreements to repurchase	(17,311,651)	3,825,192
Proceeds from Federal Home Loan Bank advances	10,000,000	5,000,000
Repayments of Federal Home Loan Bank advances	(10,000,000)	—
Repurchase of common stock	(760,956)	(348,638)
Cash dividends paid	(1,381,303)	(1,397,011)
Net cash used in financing activities	(13,893,681)	(5,114,800)

Net decrease in cash and cash equivalents	(596,469)	(12,809,710)

Cash and cash equivalents:
Beginning	39,361,409	66,253,047

Ending	$38,764,940	$53,443,337

Supplemental schedule of noncash investing activities
Assets acquired in settlement of loans	$2,471,211	$4,192,582
Loans made to finance sales of foreclosed assets	180,500	415,000

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$3,527,406	$5,140,140
Income taxes, net of refunds	840,000	1,091,728

See Notes to Consolidated Financial Statements.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

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

Recent accounting pronouncements:  There were no accounting standards recently issued relating to the financial services industry.

Reclassifications:  Certain reclassifications have been made to the balances, with no effect on net income or total stockholders’ equity, for the three and nine months ended September 30, 2011, to be consistent with the classifications adopted for the three and nine months ended September 30, 2012.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 2.                                 Securities

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, are summarized as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$19,688,497	$296,741	$—	$19,985,238
State and municipal securities	28,959,046	1,576,952	(3,849)	30,532,149
Other securities	3,501	—	—	3,501
Mortgage-backed: residential	27,908,945	547,864	(29,455)	28,427,354

	$76,559,989	$2,421,557	$(33,304)	$78,948,242

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$31,226,753	$517,236	$—	$31,743,989
Corporate bonds	1,949,836	12,444	(123,956)	1,838,324
State and municipal securities	25,063,842	1,329,567	(17,291)	26,376,118
Other securities	3,501	—	—	3,501
Mortgage-backed: residential	25,280,227	425,272	(92,080)	25,613,419

	$83,524,159	$2,284,519	$(233,327)	$85,575,351

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 2.                                 Securities (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011, are summarized as follows:

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and municipal securities	1,165,961	(3,849)	—	—	1,165,961	(3,849)
Mortgage-backed: residential	2,829,771	(29,455)	—	—	2,829,771	(29,455)

	$3,995,732	$(33,304)	$—	$—	$3,995,732	$(33,304)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$—	$—	$576,044	$(123,956)	$576,044	$(123,956)
State and municipal securities	1,448,738	(17,291)	—	—	1,448,738	(17,291)
Mortgage-backed: residential	9,805,765	(92,080)	—	—	9,805,765	(92,080)

	$11,254,503	$(109,371)	$576,044	$(123,956)	$11,830,547	$(233,327)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At September 30, 2012, the Company had seven securities in an unrealized loss position which included: four state and municipal securities and three mortgage-backed securities.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.  The Company had in previous filings reported a corporate security that had been in an unrealized loss position for more than 12 months.  The bond was called at par during the third quarter of 2012 and is no longer owned by the Company.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 2.                                 Securities (Continued)

The amortized cost and fair value at September 30, 2012, by contractual maturity, is shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Other securities have no stated maturity.  Therefore, stated maturities are not disclosed for these two categories.

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$11,285,318	$11,411,850
Due after one year through five years	12,497,377	12,894,983
Due after five years through ten years	8,624,282	9,181,316
Due after ten years	16,240,566	17,029,238
Mortgage-backed: residential	27,908,945	28,427,354
Other securities	3,501	3,501

	$76,559,989	$78,948,242

Securities with a carrying amount of approximately $69,630,000 and $76,501,000 were pledged to secure deposits as required or permitted by law at September 30, 2012 and December 31, 2011, respectively.

Note 3.                                 Loans

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At September 30,		At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$110,992,194	27.9%	$115,540,320	29.1%
Multi-family	35,106,027	8.8	39,481,726	9.9
Commercial	135,025,633	34.0	128,656,804	32.4
Construction and land	35,945,619	9.1	44,192,020	11.1
	317,069,473	79.8	327,870,870	82.5

Commercial business	66,228,492	16.7	48,676,963	12.3

Consumer:
Home equity	12,630,466	3.2	19,139,850	4.8
Automobile and other	1,356,448	0.3	1,414,711	0.4
	13,986,914	3.5	20,554,561	5.2

Total gross loans	397,284,879	100.0%	397,102,394	100.0%
Undisbursed portion of construction loans	(3,987,904)		(1,725,311)
Deferred loan origination costs (fees), net	(21,835)		46,825
Allowance for loan losses	(5,669,422)		(7,789,262)

Loans, net	$387,605,718		$387,634,646

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

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

The loan portfolio includes a concentration of loans in commercial real estate amounting to approximately $135,026,000 and $128,657,000 as of September 30, 2012 and December 31, 2011, respectively.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.  The concentration of credit within commercial real estate is taken into consideration by management in determining the allowance for loan losses.  The Company’s opinion as to the ultimate collectibility of these loans is subject to estimates regarding future cash flows from operations and the value of the property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

On occasion, the Company originates loans secured by single-family dwellings with loan to value ratios exceeding 90%.  The Company does not consider the level of such loans to be a significant concentration of credit as of September 30, 2012 or December 31, 2011.

The recorded investment in loans does not include accrued interest or loan origination fees due to immateriality.

The following tables present our past-due loans, segregated by class, as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$415,745	$1,145,227	$932,855	$2,493,827	$108,498,367	$110,992,194	$—
Multi-family	220,535	—	—	220,535	34,885,492	35,106,027	—
Commercial	62,246	—	537,904	600,150	134,425,483	135,025,633	—
Construction and land	—	—	374,668	374,668	35,570,951	35,945,619	—
	698,526	1,145,227	1,845,427	3,689,180	313,380,293	317,069,473	—

Commercial business	2,664	96,185	386,064	484,913	65,743,579	66,228,492	26,817

Consumer:
Home equity	65,407	—	178,150	243,557	12,386,909	12,630,466	—
Automobile and other	3,779	4,054	8,868	16,701	1,339,747	1,356,448	—
	69,186	4,054	187,018	260,258	13,726,656	13,986,914	—

Total	$770,376	$1,245,466	$2,418,509	$4,434,351	$392,850,528	$397,284,879	$26,817

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 3.                                 Loans (Continued)

	December 31, 2011
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days PastDue	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$679,214	$49,977	$946,915	$1,676,106	$113,864,214	$115,540,320	$404,984
Multi-family	—	—	235,837	235,837	39,245,889	39,481,726	—
Commercial	—	1,745,863	762,168	2,508,031	126,148,773	128,656,804	—
Construction and land	155,125	229,500	7,130,658	7,515,283	36,676,737	44,192,020	—
	834,339	2,025,340	9,075,578	11,935,257	315,935,613	327,870,870	404,984

Commercial business	202,874	126,674	193,697	523,245	48,153,718	48,676,963	—

Consumer:
Home equity	109,795	123,527	141,777	375,099	18,764,751	19,139,850	—
Automobile and other	—	—	—	—	1,414,711	1,414,711	—
	109,795	123,527	141,777	375,099	20,179,462	20,554,561	—
	$1,147,008	$2,275,541	$9,411,052	$12,833,601	$384,268,793	$397,102,394	$404,984

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

Non-accrual loans, segregated by class, are as follows:

	September 30,	December 31,
	2012	2011
Real estate loans:
One-to-four family	$1,301,273	$1,203,351
Multi-family	3,029,933	1,119,696
Commercial	3,522,232	762,168
Construction and land	2,554,531	7,690,156
	10,407,969	10,775,371

Commercial business	359,248	249,695

Consumer:
Home equity	192,556	141,777
Automobile and other	8,868	—
	201,424	141,777

Total non-accrual loans	$10,968,641	$11,166,843

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three months ended September 30, 2012
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$629,183	$(54,664)	$504	$84,682	$659,705
Multi-family	690,986	—	—	(131,373)	559,613
Commercial	1,117,029	(178,781)	4,946	61,992	1,005,186
Construction and land	2,254,932	—	6,169	(180,527)	2,080,574
	4,692,130	(233,445)	11,619	(165,226)	4,305,078

Commercial business	968,829	(383,575)	9,801	595,069	1,190,124

Consumer:
Home equity	189,091	—	—	(20,671)	168,420
Automobile and other	14,972	—	—	(9,172)	5,800
	204,063	—	—	(29,843)	174,220

Total	$5,865,022	$(617,020)	$21,420	$400,000	$5,669,422

	Three months ended September 30, 2011
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$619,443	$(171,660)	$4,791	$(67,523)	$385,051
Multi-family	560,523	—	—	(202,091)	358,432
Commercial	959,582	—	2,509	363,962	1,326,053
Construction and land	1,904,460	(662,788)	13,345	58,734	1,313,751
	4,044,008	(834,448)	20,645	153,082	3,383,287

Commercial business	687,908	—	—	492,007	1,179,915

Consumer:
Home equity	66,008	—	—	243,045	309,053
Automobile and other	21,948	—	—	2,866	24,814
	87,956	—	—	245,911	333,867

Total	$4,819,872	$(834,448)	$20,645	$891,000	$4,897,069

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

	Nine months ended September 30, 2012
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$777,470	$(263,026)	$1,172	$144,089	$659,705
Multi-family	779,680	—	34,312	(254,379)	559,613
Commercial	1,157,114	(576,046)	221,287	202,831	1,005,186
Construction and land	3,934,573	(2,123,047)	15,316	253,732	2,080,574
	6,648,837	(2,962,119)	272,087	346,273	4,305,078

Commercial business	969,669	(549,749)	11,997	758,207	1,190,124

Consumer:
Home equity	133,234	(92,056)	—	127,242	168,420
Automobile and other	37,522	—	—	(31,722)	5,800
	170,756	(92,056)	—	95,520	174,220

Total	$7,789,262	$(3,603,924)	$284,084	$1,200,000	$5,669,422

	Nine months ended September 30, 2011
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,161,865	$(411,864)	$27,728	(392,678)	$385,051
Multi-family	299,964	(171,878)	—	230,346	358,432
Commercial	1,043,023	(275,405)	6,939	551,496	1,326,053
Construction and land	2,151,810	(1,753,982)	70,589	845,334	1,313,751
	4,656,662	(2,613,129)	105,256	1,234,498	3,383,287

Commercial business	868,572	—	10,547	300,796	1,179,915

Consumer:
Home equity	193,756	—	—	115,297	309,053
Automobile and other	9,405	—	—	15,409	24,814
	203,161	—	—	130,706	333,867

Total	$5,728,395	$(2,613,129)	$115,803	$1,666,000	$4,897,069

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of September 30, 2012, and December 31, 2011.

	September 30, 2012
	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$35,363	$624,342	$659,705	$1,301,273	$109,690,921	$110,992,194
Multi-family	405,026	154,587	559,613	3,029,933	32,076,094	35,106,027
Commercial	128,048	877,138	1,005,186	3,288,577	131,737,056	135,025,633
Construction and land	—	2,080,574	2,080,574	2,554,531	33,391,088	35,945,619
	568,437	3,736,641	4,305,078	10,174,314	306,895,159	317,069,473

Commercial business	141,291	1,048,833	1,190,124	467,019	65,761,473	66,228,492

Consumer:
Home equity	12,848	155,572	168,420	192,556	12,437,910	12,630,466
Automobile and other	139	5,661	5,800	8,868	1,347,580	1,356,448
	12,987	161,233	174,220	201,424	13,785,490	13,986,914

Total	$722,715	$4,946,707	$5,669,422	$10,842,757	$386,442,122	$397,284,879

	December 31, 2011
	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$383,825	$393,645	$777,470	$2,531,092	$113,009,228	$115,540,320
Multi-family	356,260	423,420	779,680	3,640,570	35,841,156	39,481,726
Commercial	98,754	1,058,360	1,157,114	3,357,048	125,299,756	128,656,804
Construction and land	2,080,706	1,853,867	3,934,573	7,845,281	36,346,739	44,192,020
	2,919,545	3,729,292	6,648,837	17,373,991	310,496,879	327,870,870

Commercial business	161,786	807,883	969,669	1,563,746	47,113,217	48,676,963

Consumer:
Home equity	13,814	119,420	133,234	651,248	18,488,602	19,139,850
Automobile and other	—	37,522	37,522	—	1,414,711	1,414,711
	13,814	156,942	170,756	651,248	19,903,313	20,554,561

Total	$3,095,145	$4,694,117	$7,789,262	$19,588,985	$377,513,409	$397,102,394

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

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

Loss — An asset, or portion thereof, classified as loss is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted.  This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur.  As such, it is not practical or desirable to defer the write-off.  Therefore, there is no balance to report at September 30, 2012 or December 31, 2011.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

The following tables present our credit quality indicators, segregated by class, as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$108,469,402	$1,200,469	$701,455	$620,868	$110,992,194
Multi-family	31,744,874	331,220	3,029,933	—	35,106,027
Commercial	122,043,456	5,333,234	7,648,943	—	135,025,633
Construction and land	19,587,885	6,368,612	9,614,454	374,668	35,945,619
	281,845,617	13,233,535	20,994,785	995,536	317,069,473

Commercial business	64,085,010	463,190	1,577,730	102,562	66,228,492

Consumer:
Home equity	12,400,947	36,963	192,556	—	12,630,466
Automobile and other	1,347,580	—	—	8,868	1,356,448
	13,748,527	36,963	192,556	8,868	13,986,914

Total	$359,679,154	$13,733,688	$22,765,071	$1,106,966	$397,284,879

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$111,752,817	$1,245,332	$2,126,651	$415,520	$115,540,320
Multi-family	35,841,156	—	3,640,570	—	39,481,726
Commercial	117,634,711	3,856,453	7,061,405	104,235	128,656,804
Construction and land	25,903,980	950,000	17,338,040	—	44,192,020
	291,132,664	6,051,785	30,166,666	519,755	327,870,870

Commercial business	44,805,581	474,961	3,396,421	—	48,676,963

Consumer:
Home equity	17,980,458	471,386	688,006	—	19,139,850
Automobile and other	1,411,319	—	3,392	—	1,414,711
	19,391,777	471,386	691,398	—	20,554,561
Total	$355,330,022	$6,998,132	$34,254,485	$519,755	$397,102,394

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for the periods indicated.  The unpaid contractual balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of September 30, 2012			As of December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$936,169	$882,521	$—	$799,309	$799,309	$—
Multi-family	372,455	220,535	—	387,757	235,837	—
Commercial	3,063,355	2,750,673	—	1,954,587	1,954,587	—
Construction and land	4,578,765	2,554,531	—	2,227,340	1,976,340	—
	8,950,744	6,408,260	—	5,368,993	4,966,073	—

Commercial business	107,771	107,771	—	270,304	270,304	—

Consumer:
Home equity	178,150	178,150	—	637,433	637,434	—
Automobile and other	3,442	3,442	—	—	—	—
	181,592	181,592	—	637,433	637,434	—
Subtotal	$9,240,107	$6,697,623	$—	$6,276,730	$5,873,811	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$418,752	$418,752	$35,363	$1,731,783	$1,731,783	$383,825
Multi-family	2,809,398	2,809,398	405,026	3,404,733	3,404,733	356,260
Commercial	537,904	537,904	128,048	1,402,461	1,402,461	98,754
Construction and land	—	—	—	6,799,046	5,868,941	2,080,706
	3,766,054	3,766,054	568,437	13,338,023	12,407,918	2,919,545

Commercial business	742,822	359,248	141,291	1,293,442	1,293,442	161,786

Consumer:
Home equity	14,406	14,406	12,848	13,814	13,814	13,814
Automobile and other	5,426	5,426	139	—	—	—
	19,832	19,832	12,987	13,814	13,814	13,814
Subtotal	$4,528,708	$4,145,134	$722,715	$14,645,279	$13,715,174	$3,095,145
Total	$13,768,815	$10,842,757	$722,715	$20,922,009	$19,588,985	$3,095,145

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

	For the three months ended September 30, 2012			For the three months ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$883,460	$—	$—	$1,448,969	$12,456	$—
Multi-family	110,267	—	—	4,407,617	35,366	—
Commercial	2,774,179	—	—	3,228,972	82,087	—
Construction and land	2,007,976	5,900	—	6,029,662	—	—
	5,775,882	5,900	—	15,115,220	129,909	—

Commercial business	137,408	569	—	696,676	13,291	—

Consumer:
Home equity	141,763	—	—	597,265	8,412	—
Automobile and other	1,721	—	—	—	—	—
	143,484	—	—	597,265	8,412	—
Subtotal	$6,056,774	$6,469	$—	$16,409,161	$151,612	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$601,068	$—	$—	$1,079,421	$—	$—
Multi-family	3,206,090	—	—	63,221	—	—
Commercial	541,666	—	—	689,505	20,062	—
Construction and land	1,077,650	—	—	1,242,926	—	—
	5,426,474	—	—	3,075,073	20,062	—

Commercial business	556,251	—	—	605,135	—	—

Consumer:
Home equity	51,578	—	—	52,721	—	—
Automobile and other	2,713	—	—	—	—	—
	54,291	—	—	52,721	—	—
Subtotal	6,037,016	—	—	3,732,929	20,062	—
Total	$12,093,790	$6,469	$—	$20,142,090	$171,674	$—

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$908,408	$8,634	$—	$1,745,835	$24,704	$—
Multi-family	171,665	—	—	2,678,580	88,194	3,995
Commercial	1,880,889	—	—	3,544,854	160,929	2,012
Construction and land	2,100,065	10,322	—	4,302,687	3,876	—
	5,061,027	18,956	—	12,271,956	277,703	6,007

Commercial business	179,918	925	—	508,513	13,420	—

Consumer:
Home equity	262,230	—	—	570,367	14,707	—
Automobile and other	860	—	—	—	—	—
	263,090	—	—	570,367	14,707	—
Subtotal	$5,504,035	$19,881	$—	$13,350,836	$305,830	$6,007

With an allowance recorded:
Real estate loans:
One-to-four family	$842,127	$604	$—	$959,930	$—	$—
Multi-family	3,304,568	27,971	—	1,387,083	—	—
Commercial	1,622,268	8,000	—	423,435	20,062	4,827
Construction and land	2,932,441	3,746	—	2,287,224	—	—
	8,701,404	40,321	—	5,057,672	20,062	4,827

Commercial business	677,244	1,132	—	480,377	12,287	—

Consumer:
Home equity	65,126	—	—	26,360	—	—
Automobile and other	1,357	—	—	2,960	—	—
	66,483	—	—	29,320	—	—
Subtotal	$9,445,131	$41,453	$—	$5,567,369	$32,349	$4,827
Total	$14,949,166	$61,334	$—	$18,918,205	$338,179	$10,834

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

Troubled Debt Restructurings:

The Company has allocated $405,026 of specific reserves on $7,964,563 of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012.  The Company had $1,275,718 of allocations of specific reserves on $9,349,510 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2011.  The Company had no commitments to lend additional amounts as of September 30, 2012 or December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended September 30, 2012, no loans were modified as troubled debt restructurings.  During the nine months ended September 30, 2012, six loans totaling $4.2 million were modified as troubled debt restructurings.  The one-to-four family loan modification was classified as a TDR due to a reduction of the stated interest rate of the loan.  The multi-family loan modification was classified as a TDR due to payment and maturity changes not available in the market.  The commercial real estate loan modifications were classified as TDRs due to forbearance agreements, and the construction and land loan modification was due to a reduction of the stated interest rate of the loan.

The following tables present loans, by class, that were modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2011 and the nine months ended September 30, 2012:

	Three months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	1	$495,174	$485,983

Commercial business	1	55,998	55,998

Consumer:
Home equity	1	128,743	127,962

Total	3	$679,915	$669,943

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

	Nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	1	$306,794	$303,503
Multi-family	1	449,055	220,535
Commercial	3	2,978,384	2,750,673
Construction and land	1	499,175	—

Total	6	$4,233,408	$3,274,711

	Nine months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	2	$1,025,174	$1,010,652
Multi-family	2	5,894,771	3,470,700
Construction and land	2	3,413,137	2,851,388
	6	10,333,082	7,332,740

Commercial business	1	55,998	55,998

Consumer:
Home equity	2	338,737	333,518

Total	9	$10,727,817	$7,722,256

The troubled debt restructurings described above resulted in a net decrease of $42,000 in the allowance for loan losses and charge-offs of $313,000 during the nine months ended September 30, 2012.

The following table presents the troubled debt restructurings for which there was a payment default (past due 60 days or more) within twelve months following the modification during the three and nine months ended September 30, 2012.

	Three and nine months ended September 30, 2012
	Number of Contracts	Recorded Investment (as of period end)
Real estate loans:
One-to-four family	1	$303,503

Total	1	$303,503

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 3.           Loans (Continued)

The troubled debt restructurings for which there was a payment default described above resulted in no net increases in the allowance for loan losses and no charge-offs during the three or nine months ended September 30, 2012.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2011.

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

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future, and we may be required to record additional goodwill impairment losses in future periods.  It is not possible at this time to determine if any such future impairment loss would result or, it if does, whether such charge would be material.  However, any such future impairment loss would be limited to the remaining goodwill balance of $11,385,323 at September 30, 2012.  Subsequent reversal of goodwill impairment losses is not permitted.  At our annual impairment assessment date of September 30, 2012, our analysis indicated that no further impairment existed.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 5.           Earnings per Share

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$1,314,440	$854,174	$3,025,481	$2,773,315
Basic potential common shares:
Weighted average shares outstanding	7,635,819	7,849,980	7,673,272	7,868,832
Weighted average unallocated Employee Stock Ownership Plan shares	—	(106,272)	—	(108,382)
Basic weighted average shares outstanding	7,635,819	7,743,708	7,673,272	7,760,450

Dilutive potential common shares	—	—	—	—

Diluted weighted average shares outstanding	7,635,819	7,743,708	7,673,272	7,760,450

Basic and diluted earnings per share	$0.17	$0.11	$0.39	$0.36

Note 6.           Employee Stock Ownership Plan

The Company had an employee stock ownership plan (ESOP) that covered substantially all employees who had attained the age of 21 and completed one year of service.  The Company terminated the ESOP effective December 31, 2011.  The Company loaned funds to the ESOP for the purchase of its common stock.  The loan was being repaid based on a variable interest rate over 20 years beginning December 31, 2004.  All shares were held in a suspense account for allocation among the participants as the loan was repaid. Shares were released for allocation to participants’ accounts based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the remaining life of the note. Shares released from the suspense account were allocated among the participants’ accounts based upon their pro rata annual compensation.  The purchase of shares by the ESOP was recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares were committed to be released to compensate employees, the contra equity account was reduced and the Company recognized compensation expense equal to the average fair market value of the shares committed to be released.  Compensation expense of $14,043 and $44,186 was incurred for the three and nine months ended September 30, 2011.  There was no compensation expense incurred for the three or nine months ended September 30, 2012 due to the ESOP’s termination.

Dividends on unallocated ESOP shares, together with Company contributions, were used by the ESOP in 2011 to repay principal and interest on the outstanding note.

In conjunction with the termination of the ESOP, 100,453 shares with a value of $6.10 per share were cancelled and applied as repayment of the ESOP loan.  The remaining 1,591 unallocated shares were then allocated to the participants based on their pro-rata share.  As of September 30, 2012 and December 31, 2011 there were 74,866 allocated shares held by the ESOP.  These allocated shares will be distributed to the participants prior to December 31, 2012.  In July, 2012 the Company received a favorable IRS determination letter and is proceeding with the final distribution.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

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

Available-for-sale securities:  The fair value of available-for-sale securities is determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1.  The Company has no securities classified within Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.  They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios.  In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month.  Because they are not price quote valuations, the pricing methods are considered Level 2 inputs.  At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company currently has no securities classified within Level 3.  During the nine months ended September 30, 2012, there were no transfers between Level 1 and Level 2.  The valuation methodology was consistent for the nine months ended September 30, 2012 and the year ended December 31, 2011.  At least annually, a third party is engaged to validate the discounted cash flows and resulting fair value.

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

September 30, 2012 and December 31, 2011

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

September 30, 2012 and December 31, 2011

Note 7.           Fair Value Measurements (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level as of September 30, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at September 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$19,985,238	$—	$19,985,238
State and municipal securities	—	30,532,149	—	30,532,149
Other securities	—	3,501	—	3,501
Mortgage-backed: residential	—	28,427,354	—	28,427,354
Total securities available for sale	$—	$78,948,242	$—	$78,948,242

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$31,743,989	$—	$31,743,989
Corporate bonds	—	1,838,324	—	1,838,324
State and municipal securities	—	26,376,118	—	26,376,118
Other securities	—	3,501	—	3,501
Mortgage-backed: residential	—	25,613,419	—	25,613,419
Total securities available for sale	$—	$85,575,351	$—	$85,575,351

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 7.           Fair Value Measurements (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level as of September 30, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at September 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate loans:
Commercial	$—	$—	$755,000	$755,000
Construction and land	—	—	2,966,282	2,966,282

Total foreclosed assets	$—	$—	$3,721,282	$3,721,282

Impaired loans:
Real estate loans:
One-to-four family	$—	$—	$383,389	$383,389
Multi-family	—	—	2,404,372	2,404,372
Commercial	—	—	409,856	409,856
	—	—	3,197,617	3,197,617

Commercial business	—	—	217,957	217,957

Consumer:
Home equity	—	—	1,558	1,558
Automobile and other	—	—	5,287	5,287
	—	—	6,845	6,845

Total impaired loans	$—	$—	$3,422,419	$3,422,419

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

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

Foreclosed assets are collateral dependent and are recorded at the lesser of the recorded investment in the receivable or the appraised value less costs to sell and may be revalued on a nonrecurring basis.  Foreclosed assets measured at fair value less costs to sell on a nonrecurring basis as of September 30, 2012, had a net carrying amount of $3,721,282, which is made up of the outstanding balance of $4,382,282, net of cumulative write-downs of $661,000 which includes $350,000 that occurred during the nine months ended September 30, 2012.  At December 31, 2011, foreclosed assets measured at fair value less costs to sell on a nonrecurring basis had a net carrying amount of $1,386,253, which was made up of the outstanding balance of $1,835,527, net of write-downs of $449,274.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4,145,133, with a valuation allowance of $722,715 at September 30, 2012.  Provisions for loan losses on impaired loans during the three and nine months ended September 30, 2012 decreased $323,000 and increased $614,000, respectively.  At December 31, 2011, impaired loans had a principal balance of $13,715,174, with a valuation allowance of $3,095,145, resulting in a net increase in provision for loan losses of $967,420 for the year ended December 31, 2011.

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

Note 7.           Fair Value Measurements (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate loans:
Commercial	$755,000	Sales Comparison	Adjustment for difference between comparable sales	1-24%	10.5%
Construction and land	2,966,282	Sales Comparison	Adjustment for difference between comparable sales	0-47%	19.3%

Impaired loans:
Real estate loans:
One-to-four family	383,389	Sales Comparison	Adjustment for difference between comparable sales	0-12%	5.7%
Multi-family	2,404,372	Sales Comparison	Adjustment for difference between comparable sales	1-18%	10.0%
Commercial	409,856	Sales Comparison	Adjustment for difference between comparable sales	5-17%	12.3%
Commercial business	217,957	Sales Comparison	Adjustment for difference between comparable sales	4-50%	22.8%
Home equity	1,558	Sales Comparison	Adjustment for estimated priority liens	0-12%	0.0%
Automobile and other	5,287	Sales Comparison	Adjustment for unknown condition of the vehicle	0-50%	50.0%

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

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

September 30, 2012 and December 31, 2011

Note 8.           Fair Value of Financial Instruments (Continued)

Accrued Interest Payable:  The carrying amount of accrued interest payable approximates its fair value.  Accrued interest payable related to interest-bearing money market and savings accounts is classified as Level 1.  All other accrued interest payable is classified as Level 2.

The following information presents estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 that have not been presented in prior tables.

		Fair Value Measurements at September 30, 2012 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial assets:
Cash and cash equivalents	$38,764,940	$38,764,940	$—	$—	$38,764,940
Interest-earning time deposits	1,745,769	—	1,745,769	—	1,745,769
Federal Home Loan Bank stock	3,077,201	—	—	—	N/A
Loans, net (excluding impaired loans with a reserve allocation)	384,183,300	—	—	394,294,421	394,294,421
Accrued interest receivable	1,728,355	—	496,400	1,231,955	1,728,355

Financial liabilities:
Non-interest bearing deposits	49,509,033	49,509,033	—	—	49,509,033
Interest-bearing deposits	370,806,479	214,850,624	156,785,770	—	371,636,394
Federal Home Loan Bank advances	26,963,000	—	27,208,980	—	27,208,980
Securities sold under agreement to repurchase	19,562,647	—	19,562,647	—	19,562,647
Subordinated debentures	4,000,000	—	4,000,000	—	4,000,000
Accrued interest payable	316,685	25,553	291,132	—	316,685

FIRST CLOVER LEAF FINANCIAL CORP.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

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

Note 9.           Subsequent Events

Events occurring subsequent to September 30, 2012, have been evaluated as to their potential impact to the financial statements through the date of issuance of this report.

On October 23, 2012, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended September 30, 2012.  The dividend will be payable to stockholders of record as of November 9, 2012 and will be paid on November 16, 2012.

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

First Clover Leaf utilizes a two step valuation approach to test for goodwill impairment under the guidance of ASU 2011-08, Topic 350.  This guidance also allows for a qualitative assessment of the reporting unit.  A qualitative assessment may be performed if in the prior period two-step impairment test the fair value was greater than the carrying value by a substantial margin.  If in the prior period two-step test goodwill was impaired or fair value was not greater than the carrying amount by a substantial margin, First Clover Leaf would go straight to the two-step impairment test.  In step one, we estimate the fair value of our single reporting unit as of the measurement date utilizing two valuation methodologies including the comparable transactions approach, and the control premium approach which utilizes the Company’s stock price.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  During 2012, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed.  Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations.  In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.  See Item 1, Note 4 for additional information on goodwill impairment.

Overview

First Clover Leaf had net income of $1.3 million for the three months ended September 30, 2012 compared to net income of $854,000 for the same period in 2011.  The increase was primarily due to a reduction in provision for loan losses and an increase in gain on sale of loans offset by a reduction in gain on sale of securities and increases in non-interest expense and taxes.  Basic and diluted earnings per share was $0.17 for the three-month period ended September 30, 2012 and $0.11 for the comparable period in 2011.

Net income for the nine months ended September 30, 2012 was $3.0 million compared to $2.8 million for the same period in 2011.  The increase was primarily due to an increase in gain on sale of loans and a reduction in provision for loan losses offset by an increase in non-interest expenses and a reduction in gain on sale of securities.  Basic and diluted earnings per share was $0.39 for the nine months ended September 30, 2012 and $0.36 for the same period in 2011.

Financial Condition

Total Assets.  Total assets decreased to $552.2 million at September 30, 2012 from $562.7 million at December 31, 2011.  Total cash and cash equivalents decreased $596,000 to $38.8 million at September 30, 2012 from $39.4 million at December 31, 2011.

Securities available for sale decreased to $78.9 million at September 30, 2012 from $85.6 million at December 31, 2011.  The decrease was due primarily to calls, maturities and pay-downs of $37.9 million and sales of $4.3 million partially offset by purchases of $34.6 million.

Federal Home Loan Bank stock decreased to $3.1 million at September 30, 2012 from $6.3 million at December 31, 2011.  Prior to the first quarter of 2012 the Federal Home Loan Bank of Chicago was prohibited from redeeming excess voluntary stock.  However, it has since started a program to redeem the stock in increments.  The Company elected to have $3.2 million of excess voluntary stock redeemed during the nine months ended September 30, 2012.  The Company is currently required to hold $2.0 million in Federal Home Loan Bank of Chicago stock in order to be a member bank.  This amount is based annually on the greater of 1% of mortgage-related assets or 5% of outstanding Federal Home Loan Bank of Chicago advances.

Net loans remained at $387.6 million as of September 30, 2012 and December 31, 2011.  This was primarily due to new loan originations exceeding loan paydowns and maturities by $3.4 million offset by $2.5 million in loan transfers to other real estate and provision expense of $1.2 million.

Foreclosed assets increased to $6.5 million at September 30, 2012 from $5.8 million at December 31, 2011.  During the three months ended September 30, 2012, we transferred two loans totaling $316,000 into foreclosed assets and incurred a write-off of $40,000.  We transferred seven loans into foreclosed assets during the nine months ended September 30, 2012.  During the same time period we incurred write-offs of $370,000 and received proceeds of $1.3 million from the sale of 10 properties that had been classified as foreclosed assets.

Total Liabilities.  Total liabilities decreased to $473.4 million at September 30, 2012 from $485.0 million at December 31, 2011.  Deposits increased to $420.3 million at September 30, 2012 from $414.8 million at December 31, 2011.  Non-interest bearing deposits increased $10.3 million to $49.5 million at September 30, 2012 from $39.3 million at December 31, 2011 due to normal fluctuations in business deposit accounts.  Interest bearing deposits decreased $4.7 million, totaling $370.8 million at September 30, 2012 compared to $375.5 million at December 31, 2011.  This decrease was primarily due to a decrease of $7.6 million in brokered deposits as we were able to reduce our reliance on higher rate deposits due to reduced loan demand.  Securities sold under agreements to repurchase decreased $17.3 million to $19.6 million at September 30, 2012 from $36.9 million at December 31, 2011.  This decrease was due primarily to normal fluctuations in one customer’s account.  Due to the nature of this customer’s business, large fluctuations in its accounts are a normal occurrence.

Stockholders’ Equity.  Stockholders’ equity increased to $78.8 million at September 30, 2012 from $77.7 million at December 31, 2011, principally as a result of $3.0 million in net income partially offset by the payment of cash dividends of $1.4 million and repurchases of common stock of $761,000 during the nine months ended September 30, 2012.

Asset Quality

The following tables set forth information with respect to the Company’s non-performing and impaired loans at the dates indicated:

	September 30,	December 31,
	2012	2011

Loans 90 days or more past due and still accruing	$26,817	$404,984
Non-accrual loans(1)	10,968,641	11,166,843
Other impaired loans	107,772	8,017,158
Total non-performing loans	11,103,230	19,588,985
Foreclosed assets	6,471,334	5,822,864
Total non-performing assets	$17,574,564	$25,411,849

(1)	Non-accrual loans includes $10,734,985 and $11,166,843 classified as impaired as of September 30, 2012 and December 31, 2011, respectively.

	September 30,	December 31,
	2012	2011
Non-performing assets to total assets	3.18%	4.52%
Non-performing loans to total loans	2.86	5.05
Allowance for loan losses to non-performing loans	51.06	39.76
Allowance for loan losses to total loans	1.46	2.01

Non-Performing, Impaired Loans and Non-Performing Assets.  As of September 30, 2012, our total non-performing and impaired loans and non-performing assets were $17.6 million compared to $25.4 million at December 31, 2011.

At September 30, 2012, the Company’s non-accrual loans decreased $200,000 to $11.0 million from $11.2 million at December 31, 2011.  At September 30, 2012, First Clover Leaf Bank had five relationships classified as non-accrual with balances in excess of $1.0 million.  The largest non-accrual relationship is a $2.8 million credit to a real estate investor.  This credit was placed in non-accrual status during the three months ended June 30, 2012.  The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs.   A $600,000 payment was received on this loan during the third quarter of 2012. A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.  The second relationship is a $1.7 million commercial credit secured by a retail strip center.  The investor was experiencing cash flow difficulties due to high vacancy rates as the center recently experienced a great deal of tenant turnover.  The building is currently fully leased.  A restructuring of the loan was completed during the third quarter, and the borrowers are paying as agreed.

The loan will be considered for upgrade after an acceptable period of payment performance in accordance with our loan policy.  A deficiency note was signed for the remaining balance.  The third credit is a $1.1 million credit secured by a subdivision development.  The credit was placed on non-accrual status during the three-months ended September 30, 2012.  The development was experiencing very limited lot sales, and the cash flow was not sufficient to cover the principal and interest payments.  The Company is working with the developer on a plan to increase lot sales.  Currently the collateral is sufficient to cover the outstanding loan balance.  The fourth credit is a $1.0 million credit to a real estate investor.  The collateral for this credit is primarily a mobile home park along with several small commercial buildings.  Currently the mobile home park is struggling with vacancies and cash flow is limited.  The Company has recently restructured this loan into a two-note structure with the requirement that all rents from the mobile home park are deposited directly into an account at the Company.  The two commercial buildings making up the remainder of the collateral are currently listed for sale.  The fifth credit is a $1.0 million development credit for a subdivision with excess inventory that is selling slowly due to the economic slowdown.  A charge-off of $843,000 of specific reserves was recorded on this relationship during the first quarter of 2012.  A $630,000 pay-down was received during the third quarter of 2012 from the sale of excess acreage associated with this project.  The borrower recently signed a forbearance agreement on this credit.  Currently the collateral is sufficient to cover the outstanding loan balance.

In addition to the non-accrual loans in the previous paragraph, we have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration that we believe in the future may impact our ability to collect all principal and interest according to the current contractual terms.  We have elected to downgrade these loans to impaired status and will individually evaluate them for our allowance for loan losses.  At September 30, 2012, our total other impaired loans amounted to $108,000 compared to $8.0 million at December 31, 2011.  The decrease in other impaired loans is primarily due to $4.5 million in credits moving to non-accrual status and $2.5 million in credits with an improved status which are no longer considered impaired. The credit in excess of $500,000 with the pending contract at the quarter ended June 30, 2012, sold during the third quarter of 2012.  There are no credits in this category with an outstanding balance greater than $500,000.

Overall, total non-performing loans have decreased since December 31, 2011.  The largest changes have occurred in the construction and land portfolio.  As of September 30, 2012 the total of substandard and doubtful loans in the construction and land portfolio was $10.0 million, or 28% of the portfolio.  As of December 31, 2011 the total of substandard and doubtful loans in the construction and land portfolio was $17.3 million or 39% of the portfolio.  The decrease in substandard loans was due in-part to sales of $1.5 million, charge-offs of $3.4 million and $1.8 million in credits moving to foreclosed property.

Another event impacting the construction and land portfolio at September 30, 2012 was the downgrade of a $6.3 million credit to special mention from being categorized as a pass credit at December 31, 2011.  This credit is categorized as special mention while it is being restructured to include additional collateral.  The Company expects the credit to return to pass status before year end.  The overall total of the construction and land portfolio has declined to $35.9 million at September 30, 2012, compared to $44.2 million at December 31, 2011 as a result of the above mentioned sales, charge-offs and increases to foreclosed property.  In addition, the related provision expense for the construction and land portfolio has also decreased for the above mentioned reasons.

Another portfolio with a decrease in provision expense for the three and nine months ended September 30, 2012 is the multi-family portfolio.  The reduced expense is primarily due to an overall decline in the portfolio balance as well as a decline in the loss factor applied to this portfolio.

The allowance for loan losses to non-performing loans increased to 51.06% at September 30, 2012 compared to 39.76% at December 31, 2011.  The increase in this ratio is primarily the result of a decline of $8.5 million of non-performing loans to $11.1 million at September 30, 2012 compared to $19.6 million at December 31, 2011.  The allowance for loan losses to total loans decreased to 1.46% at

September 30, 2012 compared to 2.01% at December 31, 2011. The primary reason for the decline in this percentage was a directive by the Office of the Comptroller of the Currency which required all specific valuation allowances on collateral-dependent loans (valuation allowances established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged-off by March 31, 2012.  The Company adopted this methodology effective for the quarter ended March 31, 2012.  As a result, reported loan charge-offs of $2.7 million for the quarter ended March 31, 2012 were impacted by the charge-off of specific valuation allowances of $2.4 million on these collateral-dependent loans.  This one time charge-off has decreased the amount of our specific reserves which totaled $723,000 at September 30, 2012, compared to $3.1 million at December 31, 2011.  The general allocation was not materially impacted by the charge-offs and totaled $4.9 million at September 30, 2012 compared to $4.7 million at December 31, 2011.  These charge-offs resulted in the decline in the allowance for loan losses to total loans at September 30, 2012.

At September 30, 2012, First Clover Leaf Bank had 15 properties classified as foreclosed assets with a value of $6.5 million. The collateral on these properties consisted of a commercial mobile-home site, a commercial development site, farmland, three residential lot developments, and nine single-family residences.  All of these properties were transferred into foreclosed assets at the property’s fair value, less estimated costs of disposal, at the date of foreclosure.

Results of Operations

General.  Net income increased to $1.3 million for the three months ended September 30, 2012 from $854,000 for the same period in 2011.  Net income for the nine months ended September 30, 2012 was $3.0 million compared to $2.8 million for the same period in 2011.  The increase was primarily due to an increase in gain on sale of loans and a reduction in provision for loan losses offset by an increase in non-interest expenses and a reduction in gain on sale of securities.  Basic and diluted earnings per share was $0.39 for the nine months ended September 30, 2012 and $0.36 for the same period in 2011.

The overall net interest rate spread and net interest margin increased to 3.26% from 3.06% and to 3.44% from 3.27%, respectively for the nine months ended September 30, 2012 compared to the same period in 2011.  Yields on loans and securities continued to decline for the nine months ended September 30, 2012 compared to the same period in 2011. The increase in the interest rate spread was attributable to the cost of funds declining faster than the yield on interest-earning assets.  However, our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate re-pricing as rates fluctuate.

Net interest income.  Net interest income remained at $4.3 million for the three months ended September 30, 2012 and 2011.  Net interest income increased to $13.0 million for the nine months ended September 30, 2012 from $12.9 million for the same period last year.  Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $81.0 million for the nine months ended September 30, 2012, compared to $72.2 million for the same period in 2011.  The ratio of interest-earning assets to interest-bearing liabilities increased to 119.12% for the nine months ended September 30, 2012 from 115.87% for the same period in 2011.  The net interest rate spread increased to 3.26% for the nine months ended September 30, 2012, compared to 3.06% for the comparable period in 2011.  The average rate earned on interest-earning assets decreased by 19 basis points for the nine months ended September 30, 2012 to 4.35% from 4.54% for the same period in 2011, while the average rate paid on interest-bearing liabilities decreased by 39 basis points during these periods to 1.09% from 1.48%.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$396,573	$4,891	4.91%	$389,885	$5,246	5.34%
Securities	79,683	469	2.34	87,059	608	2.77
Federal Home Loan Bank stock	3,367	3	0.35	6,306	2	0.13
Interest-earning balances from depository institutions	24,107	13	0.21	40,491	26	0.25
Total interest-earning assets	503,730	5,376	4.25	523,741	5,882	4.46
Non-interest-earning assets	46,232			45,638
Total assets	$549,962			$569,379

Interest-bearing liabilities:
Interest-bearing transaction	$188,264	298	0.63	$202,360	455	0.89
Savings deposits	25,156	29	0.46	21,403	40	0.74
Time deposits	151,269	601	1.58	175,627	925	2.09
Securities sold under agreements to repurchase	26,367	6	0.09	24,924	1	0.02
Federal Home Loan Bank advances	26,902	133	1.97	22,044	130	2.34
Subordinated debentures	4,000	25	2.49	4,000	22	2.18
Total interest-bearing liabilities	421,958	1,092	1.03	450,358	1,573	1.39
Non-interest-bearing liabilities	49,257			39,657
Total liabilities	471,215			490,015
Stockholders’ equity	78,746			79,364
Total liabilities and stockholders’ equity	$549,961			$569,379

Net interest income		$4,284			$4,309
Net interest rate spread (1)			3.22%			3.07%
Net interest-earning assets (2)	$81,772			$73,383
Net interest margin (3)			3.38%			3.26%
Ratio of interest-earning assets to interest-bearing liabilities			119.38%			116.29%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Interest on loans includes loan fees collected in the amount of $54,591 and $45,221 for the three months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$398,565	$14,850	4.98%	$392,936	$15,970	5.43%
Securities	81,829	1,523	2.49	83,632	1,841	2.94
Federal Home Loan Bank stock	4,198	6	0.19	6,306	5	0.11
Interest-earning balances from depository institutions	20,057	44	0.29	44,264	80	0.24
Total interest-earning assets	504,649	16,423	4.35	527,138	17,896	4.54
Non-interest-earning assets	44,891			43,230
Total assets	$549,540			$570,368

Interest-bearing liabilities:
Interest-bearing transaction	$193,251	913	0.63	$202,992	1,435	0.95
Savings deposits	23,799	91	0.51	21,312	117	0.73
Time deposits	149,465	1,956	1.75	182,716	2,983	2.18
Securities sold under agreements to repurchase	26,205	13	0.07	21,965	9	0.05
Federal Home Loan Bank advances	26,934	394	1.95	21,967	383	2.33
Subordinated debentures	4,000	75	2.50	3,993	93	3.11
Total interest-bearing liabilities	423,654	3,442	1.09	454,945	5,020	1.48
Non-interest-bearing liabilities	47,352			36,862
Total liabilities	471,006			491,807
Stockholders’ equity	78,534			78,561
Total liabilities and stockholders’ equity	$549,540			$570,368

Net interest income		$12,981			$12,876
Net interest rate spread (1)			3.26%			3.06%
Net interest-earning assets (2)	$80,995			$72,193
Net interest margin (3)			3.44%			3.27%
Ratio of interest-earning assets to interest-bearing liabilities			119.12%			115.87%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Interest on loans includes loan fees collected in the amount of $134,118 and $153,996 for the nine months ended September 30, 2012 and 2011, respectively.

Interest and fee income.  Interest and fee income on loans decreased to $4.9 million for the three months ended September 30, 2012 from $5.2 million for the comparable period in 2011 primarily as a result of a lower average yield in the 2012 period offsetting a higher average balance.  Interest and fee income on loans decreased to $14.9 million for the nine months ended September 30, 2012 from $16.0 million for the comparable period in 2011 primarily as a result of a lower average yield in the 2012 period offsetting a higher average balance. The average balance of loans was $398.6 million and $392.9 million for the nine months ended September 30, 2012 and 2011, respectively.  The average yield on loans decreased to 4.98% for the nine months ended September 30, 2012 from 5.43% for the comparable period in 2011.

Interest income on securities decreased to $469,000 for the three months ended September 30, 2012 compared to $608,000 for the same period in 2011.  The decrease was due primarily to a lower average yield in addition to a lower average balance.  Interest income on securities decreased to $1.5 million for the nine months ended September 30, 2012 from $1.8 million for the comparable period in 2011.  The decrease was due primarily to a decline in yield.  The average balance of securities was $81.8 million and $83.6 million for the nine months ended September 30, 2012 and 2011, respectively.  The average yield on securities decreased to 2.49% from 2.94% for the nine months ended September 30, 2012 and 2011, respectively.

Interest on other interest-earning deposits decreased to $13,000 for the three months ended September 30, 2012 from $26,000 for the comparable period in 2011.  The decrease was due primarily to a lower average balance.  Interest on other interest-earning deposits increased to $44,000 for the nine months ended September 30, 2012 from $80,000 for the comparable period in 2011.  The decrease was primarily due to a lower average balance.  The average balance of other interest-earning deposits decreased to $20.0 million from $44.3 million for the nine months ended September 30, 2012 and 2011, respectively. The average yield on other interest-earning deposits increased to 0.29% for the nine months ended September 30, 2012 from 0.24% for the comparable period in 2011.

Interest expense.  Interest expense on deposits decreased to $928,000 for the three months ended September 30, 2012 from $1.4 million for the comparable period in 2011.  The decrease was due primarily to a decline in rate and lower average balances in time deposits and in interest-bearing transaction accounts.  Interest expense on deposits decreased to $3.0 million for the nine months ended September 30, 2012 from $4.5 million for the comparable period in 2011.  The decrease was due primarily to a decline in rate and lower average balances in time deposits and in interest-bearing transaction accounts.  The average balance of interest-bearing deposits, comprised of interest-bearing transaction, savings deposits, and time deposits, was $366.5 million and $407.0 million for the nine months ended September 30, 2012 and 2011, respectively.  Reduced loan demand has led to a reduced need for cash; therefore, we were able to reduce our reliance on higher yielding time deposits.  The rate for time deposits decreased to 1.75% from 2.18% for the nine months ended September 30, 2012 and 2011, respectively.  The rate for interest-bearing transaction accounts decreased to 0.63% from 0.95% for the nine months ended September 30, 2012 and 2011, respectively.  The rate for savings deposits decreased to 0.51% from 0.73% for the nine months ended September 30, 2012 and 2011, respectively.

Interest expense on Federal Home Loan Bank advances increased to $133,000 from $130,000 for the three months ended September 30, 2012 and 2011, respectively, due primarily to a higher average balance partially offset by a decline in rate.  Interest expense on Federal Home Loan Bank advances increased to $394,000 from $383,000 for the nine months ended September 30, 2012 and 2011, respectively, due primarily to a higher average balance partially offset by a decline in rate.  The average balance of Federal Home Loan Bank advances was $26.9 million and $22.0 million for the nine months ended September 30, 2012 and 2011, respectively.  The average rate on Federal Home Loan Bank advances decreased to 1.95% for the nine months ended September 30, 2012 compared to 2.33% for the comparable period in 2011.

Interest expense on subordinated debentures increased to $25,000 from $22,000 for the three months ended September 30, 2012 and 2011, respectively.  Interest expense on subordinated debentures decreased to $75,000 from $93,000 for the nine months ended September 30, 2012 and 2011, respectively, due to a decline in rate.  The average rate on subordinated debentures declined to 2.50% for the nine months ended September 30, 2012 compared to 3.11% for the comparable period in 2011.

Provision for loan losses.  Provision for loan losses decreased for the three-month period ended September 30, 2012 to $400,000 from $891,000 for the comparable period in 2011.  Provision for loan losses decreased for the nine-month period ended September 30, 2012 to $1.2 million from $1.7 million for the comparable period in 2011.

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

Non-interest income.  Non-interest income increased to $1.2 million for the three months ended September 30, 2012 from $812,000 for the comparable period in 2011 primarily due to a $457,000 increase in gain on sale of loans and a $102,000 increase in other income, partially offset by a $181,000 decrease in gain on sale of securities for the three months ended September 30, 2012 compared to the comparable period in 2011.  During the three months ended September 30, 2012, we sold $19.6 million of loans compared to $5.9 million of loan sales for the comparable period in 2011.  Other income increased for the three months ended September 30, 2012 primarily due to gain on sale of foreclosed assets totaling $125,000 compared to a loss of $28,000 for the same period in 2011.  This increase was partially offset by no gain on sale of assets for the three months ended September 30, 2012 compared to a gain of $79,000 for the same period in 2011.

Non-interest income increased to $2.2 million for the nine months ended September 30, 2012 from $1.6 million for the comparable period in 2011 primarily due to a $776,000 increase in gain on sale of loans and a $123,000 increase in other income for the nine months ended September 30, 2012.  These increases were partially offset by a $287,000 decrease in gain on sale of securities.  Other income increased for the nine months ended September 30, 2012 primarily due to  a $113,000 increase in income from bank-owned life insurance which was purchased in August 2011 and a gain on sale of foreclosed assets of $26,000 compared to a loss of $63,000 for the same period in 2011.  These increases were partially offset by no gain on sale of assets for the nine months ended September 30, 2012 compared to a gain of $79,000 for the same period in 2011.

Non-interest expense.  Non-interest expense increased to $3.1 million for the three months ended September 30, 2012 from $2.9 million for the same period in 2011.  Non-interest expense increased to $9.4 million for the nine months ended September 30, 2012 from $8.5 million for the same period in 2011.  The increase was due primarily to an increase in compensation and employee benefits, and amortization of mortgage servicing rights, partially offset by decreases in FDIC insurance premiums and in foreclosed asset related expenses.

Compensation and employee benefits increased to $1.4 million for the three months ended September 30, 2012 from $1.2 million for the same period in 2011, and increased to $4.4 million for the nine months ended September 30, 2012 from $3.7 million for the same period in 2011. The increases were due to standard merit increases as well as an increased staffing level over the prior year.

Amortization of mortgage servicing rights increased to $88,000 for the three months ended September 30, 2012 from $51,000 for the same period in 2011, and increased to $194,000 for the nine months ended September 30, 2012 from $114,000 for the same period in 2011.  The increases were due to increased refinancing activity in 2012.

FDIC premiums decreased to $121,000 for the three months ended September 30, 2012 compared to $182,000 for the comparable period in 2011, and decreased to $366,000 for the nine months ended September 30, 2012 compared to $544,000 for the comparable period in 2011.  The decreases were due to a decline in the volume of the base used for the calculation.  The FDIC also changed the base that is used for this calculation.  For the nine months ended September 30, 2012 the base was total assets.  The prior period calculation was based on total deposits.  Both the total assets and total deposits of the Bank declined at September 30, 2012 compared to the comparable period in 2011.

Foreclosed asset related expenses decreased to $138,000 for the three months ended September 30, 2012 compared to $277,000 for the comparable period in 2011.  The decrease was due to less write-downs occurring during three months ended September 30, 2012 compared to the same period in 2011.  Foreclosed asset related expenses were more consistent for the nine months ended September 30, 2012 totaling $583,000 compared to $603,000 for the same period in 2011.

Income taxes.  Income taxes increased to $709,000 for the three months ended September 30, 2012 from $459,000 for the comparable period in 2011.  Income tax expense remained at $1.5 million for the nine months ended September 30, 2012 and 2011.  The nine months ended September 30, 2012 had a higher level of pre-tax income which was offset by an increased level of tax exempt income for the 2012 period than the comparable period in 2011.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2012 and December 31, 2011, $38.8 million and $39.4 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  Loan originations exceeded principal collections on loans by $3.4 million for the nine months ended September 30, 2012 and loan principal collections exceeded loan originations by $3,000 for the nine months ended September 30, 2011.  Cash received from calls, maturities, and paydowns of available-for-sale investment securities totaled $37.9 million and $58.8 million for the nine months ended September 30, 2012 and 2011, respectively.  We purchased $34.6 million and $76.0 million in available-for-sale investment securities during the nine months ended September 30, 2012 and 2011, respectively. We received proceeds of $4.3 million and $8.3 million from the sale of available-for-sale investment securities for the nine months ended September 30, 2012 and 2011, respectively.  We received proceeds of $1.3 million and $2.3 million from the sale of foreclosed assets for the nine months ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012, the Federal Home Loan Bank of Chicago redeemed $3.2 million of excess voluntary stock.  There were no redemptions of Federal Home Loan Bank of Chicago stock for the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, we purchased $5.0 million of bank-owned life insurance.  There were no purchases of bank-owned life insurance for the nine months ended September 30, 2012.

Deposit flows are generally affected by market interest rates, the products offered by local competitors, and other factors.  Net deposits increased by $5.6 million for the nine months ended September 30, 2012 and decreased $12.2 million for the comparable period in 2011.  Securities sold under agreements to repurchase had a net decrease of $17.3 million for the nine months ended September 30, 2012 and a net increase of $3.8 million for the nine months ended September 30, 2011, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At September 30, 2012, we had $27.0 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $23.9 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at September 30, 2012.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual capital amounts and ratios are presented in the following table.

	As of September 30, 2012
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible Capital to Tangible Assets	$66,070	12.29%	$8,065	1.50%	N/A	N/A

Tier I Capital to Adjusted Total Assets	66,070	12.29%	21,508	4.00%	$26,885	5.00%

Tier I Capital to Risk Weighted Assets	66,070	18.01%	14,676	4.00%	22,014	6.00%

Total Capital to Risk Weighted Assets	69,063	18.82%	29,352	8.00%	36,689	10.00%

The Company’s actual capital amounts and ratios are presented in the following table:

	As of September 30, 2012
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible Capital to Tangible Assets	$65,238	11.59%	$8,441	1.50%	N/A	N/A

Tier I Capital to Adjusted Total Assets	65,238	11.59%	22,510	4.00%	N/A	N/A

Tier I Capital to Risk Weighted Assets	65,238	17.73%	14,720	4.00%	N/A	N/A

Total Capital to Risk Weighted Assets	72,231	19.63%	29,441	8.00%	N/A	N/A

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient

Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules are expected to become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at September 30, 2012 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments
	(Dollars in thousands)

Commitments to extend credit	$25,373	$20,020	$45,393	1.85% - 18.00%
Standby letters of credit	$1,208	$2,493	$3,701	3.50% - 9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program are sold with recourse.  The Bank has an agreement to sell residential loans of up to $81.0 million to the FHLB of Chicago.  Approximately $72.2 million have been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.6 million at September 30, 2012.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.

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

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of June 30, 2012.  The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value (“NPV”).  The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 300 basis points or decreases of 100 points in 100 basis point increments.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest” column.

The tables below set forth, as of June 30, 2012 and December 31, 2011, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		June 30, 2012
		NPV			Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates		NPV	Amount	Percent	NPV Ratio	Change

+300	bp	$64,766	$(16,885)	(21)%	12.75%	(231	)bp
+200	bp	71,596	(10,055)	(12)	13.76	(130	)bp
+100	bp	77,774	(3,877)	(5)	14.62	(44	)bp
0	bp	81,651	—	—	15.06	0	bp
-100	bp	84,548	2,897	4	15.37	31	bp

		December 31, 2011
		NPV			Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates		NPV	Amount	Percent	NPV Ratio	Change

+300	bp	$60,442	$(17,906)	(23)%	11.37%	(247	)bp
+200	bp	67,778	(10,570)	(13)	12.45	(139	)bp
+100	bp	74,290	(4,058)	(5)	13.36	(48	)bp
0	bp	78,348	—	—	13.84	0	bp
-100	bp	81,292	2,944	4	14.17	33	bp

The 2012 table above indicates that at June 30, 2012 in the event of a 100 basis point decrease in interest rates, we would experience a 4% increase in the net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 21% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at September 30, 2012, and how those exposures were managed during the three months ended September 30, 2012 have changed materially when compared to the immediately preceding quarter ended June 30, 2012.  However, the Company’s primary market risk exposure has not yet been quantified at September 30, 2012 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

July 1 - 31, 2012	25,288	$6.05	25,288	47,864
August 1 - 31, 2012	500	$6.15	500	47,364
September 1 - 30, 2012	29,067	$6.80	29,067	118,297
Total	54,855		54,855

(1)

The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock. On December 11, 2008, the Board increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares. On April 27, 2010, August 24, 2010, November 23, 2010, and June 28, 2011 the Board authorized additional increases to that plan of 25,000 shares each, on August 23, 2011 the Board authorized an additional increase to that plan of 150,000 shares, and on September 24, 2012 the Board authorized an additional increase to that plan of 100,000 shares. The plan has no expiration date.

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

(a)     Exhibits.

31.1:            Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:            Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32:                     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:               The following financial statements for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE:	November 14, 2012	BY:	/s/ Dennis M. Terry
Dennis M. Terry,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald
Darlene F. McDonald,
Senior Vice-President and Chief Financial Officer