Form 10-K
period 2012-12-31
First Clover Leaf Financial Corp.
filed 2013-03-29
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of June 30, 2012 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2012 ($6.11 per share) was $39.3 million.

As of March 15, 2013, there were approximately 7,347,000 shares issued and outstanding of the Registrant’s Common Stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

1.                                      Proxy Statement for the 2013 Annual Meeting of Stockholders (Parts II and III).

2.                                      Annual Report to Stockholders for the year ended December 31, 2012 (Part II).

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

General

First Clover Leaf Financial Corp. (“First Clover Leaf”) is a Maryland corporation that was incorporated in March 2006 and was formed by our predecessor company, First Federal Financial Services, Inc., in connection with the “second-step” conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank, a former Illinois state bank headquartered in Edwardsville, Illinois. The second-step conversion, stock offering and acquisition of Clover Leaf Financial Corp. were consummated in July 2006. As a result of these transactions, Clover Leaf Financial Corp. was merged with and into First Clover Leaf and Clover Leaf Bank was merged with and into our wholly owned subsidiary, First Federal Savings and Loan Association of Edwardsville, which was renamed First Clover Leaf Bank.

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

At December 31, 2012, we had total consolidated assets of $600.8 million, net loans of $394.9 million, total deposits of $460.4 million and stockholders’ equity of $78.3 million.  We had net income of $4.1 million for the year ended December 31, 2012.

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

First Clover Leaf Bank

General

We conduct our business through our four branch offices located in Edwardsville and Wood River, Illinois. In June 2011 we opened a Loan Production Office in Highland, Illinois.  Our principal business consists of attracting retail deposits from the general public in the areas surrounding our office locations and investing those deposits, together with funds generated from operations, primarily in one-to-four family residential real estate loans, multi-family real estate loans, commercial real estate loans, construction and land loans, commercial business loans and consumer loans, and in investment securities.  Our revenues are derived principally from interest on loans and securities.  Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Competition

We face intense competition within our market area both in making loans and attracting deposits.  The City of Edwardsville and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions.  We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.  Some of our competitors offer products and services that we currently do not offer, such as trust services.  Based on Federal Deposit Insurance Corporation data as of June 30, 2012 (the latest date for which information is available), our market share of deposits was 9.0% of all FDIC-insured deposits in Madison County making us the fifth largest institution out of 26 institutions located in Madison County as of that date.  Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

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

Lending Activities

Our principal lending activity includes the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential property, the origination of multi-family and commercial real estate loans, construction and land loans, commercial business loans, and home equity loans.

One-to-four family residential real estate mortgage loans represented $112.4 million, or 27.5%, of our loan portfolio at December 31, 2012, and multi-family loans represented $42.2 million, or 10.3% of our loan portfolio at December 31, 2012.  Commercial real estate loans represented $138.8 million, or 34.0% of our loan portfolio at December 31, 2012.  We also offer construction and land loans secured by single-family properties and residential subdivisions.  Construction and land loans represented $30.1 million, or 7.4%, of our loan portfolio at December 31, 2012. We offer commercial business loans, and these loans represented $71.3 million, or 17.4% of our loan portfolio, at December 31, 2012. We originate consumer loans, including home equity loans and automobile loans, which totaled $13.5 million, or 3.4% of our loan portfolio at December 31, 2012.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by class of loan at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family(1)	$112,351	27.5%	$115,540	29.1%	$120,609	29.9%	$98,080	23.4%	$110,925	25.3%
Multi-family	42,203	10.3	39,482	9.9	25,321	6.3	20,947	5.0	18,150	4.2
Commercial real estate	138,767	34.0	128,657	32.4	130,031	32.3	179,923	42.8	168,432	38.4
Construction and land	30,144	7.4	44,192	11.1	52,505	13.0	45,448	10.8	52,338	11.9
Total real estate loans	323,465	79.2	327,871	82.5	328,466	81.5	344,398	82.0	349,845	79.8

Commercial business	71,251	17.4	48,677	12.3	51,750	12.9	63,135	15.0	78,160	17.8

Consumer Loans:
Home equity	12,062	3.0	19,140	4.8	20,958	5.2	9,871	2.4	7,145	1.7
Automobile and other	1,463	0.4	1,414	0.4	1,655	0.4	2,606	0.6	3,125	0.7
Total consumer loans	13,525	3.4	20,554	5.2	22,613	5.6	12,477	3.0	10,270	2.4

Total loans	408,241	100.0%	397,102	100.0%	402,829	100.0%	420,010	100.00%	438,275	100.0%
Less:
Undisursed portion of construction loans	7,377		1,725		9,590		1,773		3,402
Deferred loan origination costs (fees), net	50		(47)		(57)		21		59
Allowance for loan losses	5,945		7,789		5,728		6,317		3,895

Total loans, net	$394,869		$387,635		$387,568		$411,899		$430,919

(1) The totals at December 31, 2009 and 2008 include loans held for sale of $1.8 million and $240,000, respectively.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2012.

	One-to-Four Family		Multi-Family		Commercial Real Estate		Construction and Land(2)
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2013(1)	$17,888	5.35%	$6,525	5.46%	$36,963	5.69%	$15,259	4.13%
2014 to 2017	28,174	5.09	35,377	4.66	93,344	4.85	14,124	2.13
2018 and beyond	66,289	4.42	301	4.31	8,460	4.94	761	4.12

Total	$112,351	4.74%	$42,203	4.78%	$138,767	5.08%	$30,144	3.19%

	Commercial Business		Home Equity		Other Consumer		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2013(1)	$35,757	4.79%	$2,355	4.67%	$316	6.46%	$115,063	5.12%
2014 to 2017	27,393	4.57	8,074	4.53	1,101	5.01	207,587	4.62
2018 and beyond	8,101	3.23	1,633	6.09	46	4.89	85,591	4.39

Total	$71,251	4.53%	$12,062	4.77%	$1,463	5.32%	$408,241	4.71%

(1)         Includes demand loans, loans having no stated repayment schedule or maturity, overdraft loans and loans in process of renewal.

(2)         Includes land acquisition loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$90,182	$4,281	$94,463
Multi-family	31,056	4,622	35,678
Commercial real estate	86,582	15,222	101,804
Construction and land	13,262	1,623	14,885
Total real estate loans	221,082	25,748	246,830

Commercial business	31,747	3,747	35,494

Consumer Loans:
Home equity	2,562	7,145	9,707
Automobile and other	1,137	10	1,147
Total consumer loans	3,699	7,155	10,854

Total loans	$256,528	$36,650	$293,178

One-to-Four Family Real Estate Loans.  As of December 31, 2012, one-to-four family residential loans totaled $112.4 million, or 27.5% of our total loan portfolio.  These loans are predominately collateralized by properties located in our market area.  Virtually all of our residential real estate loans have fixed rates of interest primarily because our customers prefer fixed-rate mortgage loans in the low interest rate environment that currently exists.  We generally sell most of the conforming, fixed-rate loans that we originate, but we generally retain the servicing rights on these loans.   At December 31, 2012, we were servicing $101.5 million in loans for others.

We currently offer one-to-four family residential mortgage loans with terms of five, 10, 15, 20, 30 and 40 years.  Our five-year loans provide for principal and interest amortization of up to 30 years with a balloon payment at the end of the five-year term.  All of our loans with terms of 10 years or greater amortize over the term of the loan.

For one-to-four family residential real estate loans, we may lend up to 80% of the property’s appraised value, or up to 100% of the property’s appraised value if the borrower obtains private mortgage insurance.  We require title insurance on all of our one-to-four family mortgage loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to at least the lesser of the loan balance or the replacement cost of the improvements on the property.  We require a property appraisal for all mortgage loans that are underwritten to comply with secondary market standards.  Appraisals are conducted by independent appraisers from a list approved by our board of directors.  Our residential real estate loans include “due-on-sale” clauses.

As a result of our conservative underwriting standards, we do not originate, sell, or place any loans in our loan portfolio that are considered sub-prime or Alt-A.

Multi-Family Real Estate Loans.  Loans secured by multi-family real estate totaled $42.2 million, or 10.3%, of our total loan portfolio at December 31, 2012.  Multi-family real estate loans generally are secured by apartment buildings and rental properties. All of our multi-family real estate loans are secured by properties located within our lending area.  At December 31, 2012, our largest multi-family real estate loan had a principal balance of $5.4 million and was secured by apartment buildings.  At December 31, 2012 the loan was performing in accordance with its repayment terms.  Multi-family real estate loans generally are offered with interest rates that adjust after one, three or five years.  The majority of these loans either float with the prime rate or they are fixed balloon loans priced by the Treasury Bill Index.

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

Commercial Real Estate Loans.  Loans secured by commercial real estate totaled $138.8 million, or 34.0% of our total loan portfolio as of December 31, 2012. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties, and more specialized properties such as churches.  We originate commercial real estate loans with a typical term of five years with balloon payments. These loans generally amortize over 15 to 20 years.  We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate.  Our largest commercial real estate loan at December 31, 2012 had a principal balance of $5.3 million and was secured by an owner/investor occupied office building.  This loan was performing in accordance with its repayment terms as of December 31, 2012.

Commercial real estate loans generally have higher interest rates than the interest rates on residential mortgage loans, and are more sensitive to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently.  Commercial real estate loans often have significant additional risk compared to one-to-four family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the repayment of commercial real estate loans typically depends on the successful operation of the related real estate project, and thus may be subject to a greater extent than residential mortgage loans to adverse conditions in the real estate market or in the economy generally.

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

Construction and Land Loans.  As of December 31, 2012, construction and land loans totaled $30.1 million, or 7.4%, of our total loan portfolio.  This portfolio consists of construction/speculative loans and construction/permanent loans.

Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either First Clover Leaf Bank or another lender.  The homebuyer may enter into a purchase contract either during or after the construction period.  These loans have the risk that the builder will have to make interest and principal payments on the loan, and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction.  Funds are disbursed in phases as construction is completed.  All construction/speculative loans typically require that the builder-borrower personally guarantee the full repayment of the principal and interest on the loan and make interest payments during the construction phase.  These loans are generally originated for a term of 12 months, with interest rates that are tied to the prime lending rate.  First Clover Leaf Bank recognizes the relative increased risk element for these types of loans, particularly in the current real estate market, and therefore generally observes a loan-to-value ratio of no more than 75% of the lower of cost or the estimated value of the completed property.  In addition, we generally limit our construction/speculative loans to one property per borrower at any given time, and the largest number of construction/speculative loans we have originated to a single borrower at any given time was for four properties.  At December 31, 2012, the largest outstanding concentration of credit to one builder consisted of lots and undeveloped land for future development phases.  The loan had an aggregate balance of $6.7 million and in addition to the land was also secured by receivables and a commercial property.  The loan was performing in accordance with its repayment terms at that date.

Construction/permanent loans are made to either a homebuilder or a homeowner who, at the time of construction, has a signed contract together with a commitment for permanent financing from First Clover Leaf Bank or another lender for the finished home.  The construction phase of a loan generally lasts up to six months, and the interest rate charged generally corresponds to the rate of the committed permanent loan, with loan-to-value ratios of up to 80% (or up to 100% if the borrower obtains private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less.  Following the initial six-month period, construction/permanent loans convert to permanent loans, regardless of whether the construction phase has been completed.  At December 31, 2012 the largest single outstanding construction loan of this type had an available line of credit of $1.6 million with an outstanding balance of approximately $640,000.   At December 31, 2012, the loan was performing in accordance with its repayment terms.

Construction lending generally involves a greater degree of risk than our other one-to-four family mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the home construction.  Construction delays or the financial impairment of the builder may further impair the borrower’s ability to repay the loan.

Our procedures for underwriting construction/speculative loans include an assessment of the borrower’s credit history and the borrower’s ability to meet other existing debt obligations, as well as payment of principal and interest on the proposed loan.  We use the same underwriting standards and procedures for construction/permanent lending as we do for one-to-four family residential real estate lending.

We also originate land development loans to area homebuilders that are secured by individual unimproved or improved residential building lots.  Land loans are generally offered with variable prime-based interest rates with terms of up to two years.  The general loan-to-value ratio is 75% of the lower of cost or appraised value of the property.

Commercial Business Loans.  We offer commercial business loans to existing and new customers in our market area.  Some of these loans are secured in part by additional real estate collateral.  We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes.  The terms of these loans are generally for less than five years.  Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually.  The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate.  At December 31, 2012, we had commercial business loans outstanding with an aggregate balance of $71.3 million, or 17.4%, of the total loan portfolio.  As of December 31, 2012, our largest commercial business loan relationship consisted of an $8.5 million line of credit, with an outstanding balance of $1.1 million at year end, secured primarily by accounts receivable, real estate, and corporate assets and was performing in accordance with its terms.

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

Consumer Loans.  Our consumer loans consist primarily of home equity lines of credit, automobile loans and overdraft loans, loans secured by deposits and securities, and unsecured personal loans.  As of December 31, 2012, consumer loans totaled $13.6 million, or 3.4%, of our total loan portfolio.

At December 31, 2012, home equity lines of credit totaled $12.1 million, or 3.0%, of total loans.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residential properties.  We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 90% (including senior liens on the subject property).  We currently offer these loans for terms of up to five years and with adjustable rates that are tied to the prime lending rate.  Clover Leaf Bank previously offered these products with a maximum loan to appraised value of 85% with terms of up to 10 years, and we still retain some of these longer-term loans.  To date, we are seeing minimal stress in our home equity portfolio or signs of material default risks.  We do review reports periodically of the higher advanced credit lines and look at payment patterns and advance patterns in an effort to detect potential problems.

Automobile loans are generally offered with maturities of up to 60 months for new automobiles, while loans secured by used automobiles have maximum terms that vary depending on the age of the automobile.  We require all borrowers to maintain collision insurance on automobiles securing loans in excess of $1,000, with First Clover Leaf Bank listed as loss payee.  In those instances where the borrower fails to maintain adequate insurance coverage, we are further protected against loss through a third-party policy insurance coverage.  Our automobile loan portfolio totaled $1.5 million, or 0.4%, of total loans at December 31, 2012.

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

Loan Originations, Purchases, Sales and Servicing.  Although we originate fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, and the interest rates offered on each type of loan by competing lenders in our market area.  This includes banks, savings institutions, credit unions, mortgage banking companies, and life insurance companies.  Loan originations are derived from a number of sources, including existing or prior customers and walk-in customers.

Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand.  Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period.  One-to-four family residential mortgage loans are generally underwritten to conform to Fannie Mae and Freddie Mac seller/servicer guidelines, and are currently originated on a fixed interest rate basis only.  We generally sell most of our conforming, fixed-rate, one-to-four family loans but retain the servicing rights on loans that we originate, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary.  We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $101.5 million of loans for others.  In 2012, we originated $56.3 million in one-to-four family residential mortgage loans and received proceeds from sales of such loans to Fannie Mae of $57.8 million.

Loan Approval Procedures and Authority.  Our lending activities are subject to written underwriting standards and loan origination procedures adopted by management and the board of directors.  For single family, owner-occupied real estate loans, the President of First Clover Leaf Bank and the Senior Vice President — Chief Lending Officer are authorized to approve loans up to $500,000.   For secured commercial real estate loans and construction and land loans, these officers are authorized to approve loans up to $750,000; for secured consumer loans, these officers may approve loans up to $250,000; and for overdrafts and unsecured credits, these officers may approve loans up to $100,000.  They may approve renewals of commercial business and commercial real estate loans by a total of their combined lending limits where there has been no deterioration in either the payment pattern or financial strength of the borrower.  However, the entire board of directors must approve all loans in excess of $4.0 million.  In addition, a list of all preauthorized loans is presented to the board of directors’ loan committee on a monthly basis.

Loans to One Borrower.  At December 31, 2012, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $10.3 million.  At that date, the largest lending relationship with First Clover Leaf Bank totaled $9.8 million and consisted of a floor plan for new and used vehicles, a real estate loan for a commercial building, a separate commercial loan and a residential mortgage.  This borrower was performing in accordance with the repayment terms as of December 31, 2012.

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

The Company experienced a decline in our non-performing and impaired loans, and a slight increase in our foreclosed assets.  Detailed information concerning the Company’s non-performing and impaired loans is described in the paragraphs that follow.  Overall, the loans that would be classified as high risk loans by the Company are very limited in number and in value.  The Company does not originate subprime loans and holds a very small number and dollar value of ARM products.  The Company does hold some junior lien mortgages and high loan-to-value ratio mortgages; however, they total an immaterial portion of our loan portfolio.  The Company is reviewing these loans regularly and has not seen any increase in the delinquency trends for these loans.  As commercial loans mature and requests for renewals are processed, either a new appraisal is obtained or the Company performs an internal valuation of the collateral based on comparable sales.  Additionally, the original appraisal is discounted if the Company believes it is warranted.

Non-Accrual Loan Procedures.  All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual.  Generally, we place all loans 90 days or more past due on non-accrual status.  However, exceptions may occur when a loan is in process of renewal, but it has not yet been completed.  In addition, we may place any loan on non-accrual status if any part of it is classified as loss or if any part has been charged-off.  When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.  Loans are charged-off no later than 120 days following their delinquency, unless the loans are well-collateralized or in the process of collection.

Non-Performing and Impaired Loans and Non-Performing Assets.  At December 31, 2012, our total non-performing and impaired loans and non-performing assets were $18.2 million compared to $25.4 million at December 31, 2011.  At December 31, 2012, the Company’s non-accrual loans increased $340,000 to $11.5 million from $11.2 million at December 31, 2011.

At December 31, 2012, First Clover Leaf Bank had four relationships classified as non-accrual with balances in excess of $1.0 million.  The largest non-accrual relationship is a $2.8 million credit to a real estate investor.  This credit was placed in non-accrual status during the three months ended June 30, 2012.  The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs.  A $600,000 payment was received on this loan during the third quarter of 2012.  A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale.  The Company is in the process of developing a forbearance agreement to aid in selling some of the properties and debt reduction.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.  The second relationship is a $1.7 million commercial credit secured by a retail strip center.  The investor was experiencing cash flow difficulties due to high vacancy rates as the center recently experienced a great deal of tenant turnover.  The building is currently fully leased.  A restructuring of the loan was completed during the third quarter of 2012, and the borrowers are paying as agreed.  The loan will be considered for upgrade after an acceptable period of payment performance in accordance with our loan policy.   A deficiency note was signed for the remaining balance.  The third credit is a $1.1 million credit secured by a subdivision development.  The credit was placed on non-accrual status during the three months ended September 30, 2012.  The development was experiencing very limited lot sales, and the cash flow was not sufficient to cover the principal and interest payments.  The Company is working with the developer on a plan to increase lot sales.  Currently the collateral is sufficient to cover the outstanding loan balance.  The fourth credit is a $1.0 million credit to a real estate investor.  The collateral for this credit is primarily a mobile home park along with several small commercial buildings.  Currently the mobile home park is struggling with vacancies and cash flow is limited.  The Company has recently restructured this loan into a two-note structure with the requirement that all rents from the mobile home park are deposited directly into an account at the Company.  The two commercial buildings making up the remainder of the collateral are currently listed for sale.

In addition to the non-accrual loans discussed above, we may have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration that we believe in the future may impact our ability to collect all principal and interest according to the current contractual terms.  We have elected to downgrade these loans to impaired status and will individually evaluate them for our allowance for loan losses.  At December 31, 2012, we had no loans that met this classification.  We did have loans of $8.0 million still accruing interest that were categorized as impaired at December 31, 2011.  The significant decrease in other impaired loans is primarily due to $4.5 million in credits moving to non-accrual status and $2.5 million in credits with an improved status which are no longer considered impaired.  One credit with a $500,000 balance was sold during the third quarter of 2012.

Overall, total non-performing and impaired loans have decreased since December 31, 2011.  The largest changes have occurred in the construction and land portfolio.  As of December 31, 2012 the total of substandard and doubtful loans in the construction and land portfolio was $3.2 million or 10.7% of the portfolio.  As of December 31, 2011 the total of substandard and doubtful loans in the construction and land portfolio was $17.3 million or 39% of the portfolio.  The decrease in substandard loans was due in part to a $9.5 million loan upgraded to pass,  sales of $1.5 million, $1.8 million in credits moving to foreclosed property, and charge-offs of $2.1 million.  The charge-offs of $2.1 million correspond to the specific valuation allowances on collateral-dependent loans at December 31, 2011.

The overall total of the construction and land portfolio has declined to $30.1 million at December 31, 2012, compared to $44.2 million at December 31, 2011 as a result of the above mentioned sales, charge-offs and increases to foreclosed property.  In addition, the related provision expense for the construction and land portfolio has also decreased for the above mentioned reasons.

The allowance for loan losses to non-performing and impaired loans increased to 50.89% at December 31, 2012 compared to 39.76% at December 31, 2011.  The increase in this ratio is primarily the result of a decline of $8.4 million of non-performing loans to $11.2 million at December 31, 2012 compared to $19.6 million at December 31, 2011.  The allowance for loan losses to total loans decreased to 1.51% at December 31, 2012 compared to 2.01% at December 31, 2011.  The primary reason for the decline in this percentage was a directive by the Office of the Comptroller of the Currency which required all specific valuation allowances on collateral-dependent loans (valuation allowances established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged-off by March 31, 2012.  The Company adopted this methodology effective for the quarter ended March 31, 2012.  As a result, reported loan charge-offs of $2.7 million for the quarter ended March 31, 2012 were impacted by the charge-off of specific valuation allowances of $2.4 million on these collateral-dependent loans.  This one time charge-off has decreased the amount of our specific reserves which totaled $832,000 at December 31, 2012, compared to $3.1 million at December 31, 2011.  The general allocation was not materially impacted by the charge-offs and totaled $5.1 million at December 31, 2012 compared to $4.7 million at December 31, 2011.

At December 31, 2012, First Clover Leaf Bank had 13 properties classified as foreclosed assets.  The collateral on these properties consisted of a commercial mobile home-site, farmland, three residential lot developments, one commercial development and seven single family residences.  All of these properties were transferred into foreclosed assets at cost or the property’s fair value, less estimated costs of disposal, at the date of foreclosure.

The table below sets forth the amount and categories of our non-performing and impaired loans and non-performing assets at the dates indicated.  At December 31, 2012, 2011 and 2010, we had loans of approximately $8.9 million, $9.3 million and $250,000, respectively, that were classified as troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) which are considered to be impaired loans.  At the previous periods presented, we had an immaterial amount of troubled debt restructurings.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
One-to-four family	$2,087	$1,203	$2,951	$2,260	$1,598
Multi-family	3,006	1,120	506	2,324	556
Commercial real estate	3,466	762	1,698	1,346	3,463
Construction and land	2,456	7,690	6,612	5,410	—
Commercial business	260	250	31	293	—
Consumer	196	142	451	100	1
Total non-accrual loans	11,471	11,167	12,249	11,733	5,618

Accruing loans delinquent 90 days or more:
One-to-four family	183	405	81	107	764
Construction and land	—	—	—	1,600	—
Commercial business	26	—	12	873	—
Consumer	—	—	—	—	—
Total accruing loans delinquent 90 days or more	209	405	93	2,580	764

Total non-performing loans	11,680	11,572	12,342	14,313	6,382

Other impaired loans:
One-to-four family	—	923	1,016	—	—
Multi-family	—	2,521	1,359	6,122	—
Commercial real estate	—	2,595	3,410	4,932	1,037
Construction and land	—	155	371	2,407	—
Commercial business	—	1,314	604	1,357	114
Consumer	—	509	519	—	—
Total other impaired loans	—	8,017	7,279	14,818	1,151

Total non-performing and impaired loans	11,680	19,589	19,621	29,131	7,533

Foreclosed assets:
One-to-four family	782	1,157	440	200	408
Commercial real estate	826	755	854	230	225
Construction and land	4,898	3,911	2,550	655	—
Total foreclosed assets	$6,506	$5,823	$3,844	$1,085	$633

Total non-performing and impaired assets	$18,186	$25,412	$23,465	$30,216	$8,166

Ratios:
Non-performing and impaired loans to total loans	2.96%	5.05%	5.06%	7.07%	1.75%
Non-performing and impaired assets to total assets	3.03%	4.52%	4.08%	5.16%	1.25%

For the year ended December 31, 2012, $525,469 of gross interest income would have been recorded had our non-accruing loans been current in accordance with their original terms. We recorded $128,072 of income on such loans for the year ended December 31, 2012.

For the year ended December 31, 2012, $374,505 of gross interest income would have been recorded had our troubled debt restructured loans been current in accordance with their original terms. We recorded $77,242 of income on such loans for the year ended December 31, 2012.

At December 31, 2012, we had no loans which were not currently classified as non-accrual, 90 days past due or impaired, but where known information about possible credit problems of the borrower caused management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or impaired.

Foreclosed Assets.  Foreclosed assets consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value.  Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses.  After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses.  Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.  At December 31, 2012, we held 13 properties as foreclosed assets with a total value of $6.5 million.

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

General allowances represent loss allowances that have been established to recognize the probable incurred risk associated with lending activities, but which have not been allocated to particular problem assets.  When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off the amount of the assets.  Our determination as to the classification of assets and the amount of valuation allowances is subject to review by regulatory agencies, which can order the establishment of additional loss allowances.  All loans classified as doubtful are also classified as impaired.  Loans classified as substandard may also be classified as impaired if it is probable the borrower will not be able to meet the contracted terms.  Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulatory guidelines and accounting principles generally accepted in the United States of America.

On the basis of management’s review of our assets, at December 31, 2012, we had classified $14.4 million of our assets as substandard, of which $14.2 million was also impaired, and $890,000 as doubtful.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2012
One-to-four family	7	$578	16	$1,811	23	$2,389
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	2	535	2	535
Construction and land	—	—	2	375	2	375
Commercial business	—	—	4	287	4	287
Consumer	3	39	3	55	6	94
Total	10	$617	27	$3,063	37	$3,680

At December 31, 2011
One-to-four family	1	$50	18	$947	19	$997
Multi-family	—	—	1	236	1	236
Commercial real estate	1	1,746	4	762	5	2,508
Construction and land	1	229	5	7,130	6	7,359
Commercial business	1	127	3	194	4	321
Consumer	3	124	2	142	5	266
Total	7	$2,276	33	$9,411	40	$11,687

At December 31, 2010
One-to-four family	4	$281	12	$1,567	16	$1,848
Multi-family	—	—	3	506	3	506
Commercial real estate	4	217	4	1,201	8	1,418
Construction and land	—	—	9	6,147	9	6,147
Commercial business	—	—	2	43	2	43
Consumer	2	56	3	367	5	423
Total	10	$554	33	$9,831	43	$10,385

At December 31, 2009
One-to-four family	3	$178	5	$734	8	$912
Multi-family	—	—	3	585	3	585
Commercial real estate	1	56	17	1,890	18	1,946
Construction and land	—	—	3	1,462	3	1,462
Commercial business	1	43	5	1,155	6	1,198
Consumer	1	12	1	100	2	112
Total	6	$289	34	$5,926	40	$6,215

At December 31, 2008
One-to-four family	8	$683	12	$1,267	20	$1,950
Multi-family	—	—	3	555	3	555
Commercial real estate	4	487	29	1,528	33	2,015
Construction and land	—	—	4	2,535	4	2,535
Commercial business	3	225	1	495	4	720
Consumer	4	67	1	1	5	68
Total(1)	19	$1,462	50	$6,381	69	$7,843

(1) The category of 90 Days or Over includes all non-accrual loans.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended
	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$7,789	$5,728	$6,317	$3,895	$1,898

Charge -offs:
One-to-four family	(263)	(421)	(268)	(244)	—
Multi-family	—	(228)	(429)	—	—
Commercial real estate	(576)	(379)	(870)	(832)	(56)
Construction and land	(2,123)	(1,754)	(637)	(1,644)	(124)
Commercial business	(650)	(483)	(1,020)	(414)	—
Consumer	(94)	(105)	(86)	—	(91)
Total charge-offs	(3,706)	(3,370)	(3,310)	(3,134)	(271)

Recoveries:
One-to-four family	2	37	—	—	—
Multi-family	34	—	—	—	—
Commercial real estate	235	8	148	—	—
Construction and land	22	72	—	—	—
Commercial business	18	22	—	2	—
Consumer	1	—	—	—	16
Total recoveries	312	139	148	2	16

Net (charge-offs)	(3,394)	(3,231)	(3,162)	(3,132)	(255)
Allowance acquired	—	—	—	—	1,476
Provision for loan losses	1,550	5,292	2,573	5,554	776

Balance at end of year	$5,945	$7,789	$5,728	$6,317	$3,895

Ratios:
Net charge-offs to average loans outstanding	0.85%	0.82%	0.78%	0.74%	0.07%
Allowance for loan losses to non-performing and impaired loans	50.89%	39.76%	29.19%	21.68%	51.71%
Allowance for loan losses to total loans	1.51%	2.01%	1.48%	1.53%	0.90%

The allowance for loan losses is a valuation account that reflects our evaluation of the probable incurred credit losses in our loan portfolio.  We maintain the allowance through provisions for loan losses that we charge against income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

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

	At December 31,
	2012			2011			2010
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$847	$112,351	27.5%	$777	$115,540	29.1%	$1,162	$120,609	29.9%
Multi-family	959	42,203	10.3	780	39,482	9.9	300	25,321	6.3
Commercial	1,268	138,767	34.0	1,157	128,657	32.4	1,043	130,031	32.3
Construction and land	1,413	30,144	7.4	3,934	44,192	11.1	2,152	52,505	13.0
Commercial business	1,296	71,251	17.4	970	48,677	12.3	868	51,750	12.9
Consumer	162	13,525	3.4	171	20,554	5.2	203	22,613	5.6
Total	$5,945	$408,241	100.0%	$7,789	$397,102	100.0%	$5,728	$402,829	100.0%

	At December 31,
	2009			2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$1,517	$98,080	23.4%	$758	$110,925	25.3%
Multi-family	745	20,947	5.0	479	18,150	4.2
Commercial	2,402	179,923	42.8	1,453	168,432	38.4
Construction and land	883	45,448	10.8	529	52,338	11.9
Commercial business	760	63,135	15.0	624	78,160	17.8
Consumer	10	12,477	3.0	52	10,270	2.4
Total	$6,317	$420,010	100.0%	$3,895	$438,275	100.0%

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

The Financial Accounting Standards Board’s guidance regarding the accounting for certain investments in debt and equity securities requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security.  We have classified all of our securities as available for sale at December 31, 2012.

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

Generally, our investment policy, as established by the board of directors, is to invest funds among various categories of investments and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability, and performance objectives.

Our investment policy does not permit engaging directly in hedging activities or purchasing high-risk mortgage derivative products.

Our debt securities are mainly composed of securities issued by the U.S. Government, government agencies and government-sponsored enterprises (primarily the Federal Home Loan Bank, Fannie Mae and Freddie Mac), state and local municipalities, although from time to time we make other investments as permitted by applicable laws and regulations.

First Clover Leaf Financial Corp. utilizes a third party vendor for investment portfolio accounting.  The vendor provides a monthly report indicating by individual bond the gain or loss position of the security, as well as any downgrades that have occurred.  When a bond is downgraded, we contact a broker to gain a better understanding of the reason for the downgrade and any known or anticipated defaults by the issuer.  We consider the grade of the bond and the payment history when determining if a bond should be classified as other than temporarily impaired and if a write down of the security is necessary.  The board of directors is informed monthly of any bond downgrades and the overall gain or loss position of the investment portfolio.  As of December 31, 2012, we had no securities considered to be other-than-temporarily impaired.

Available for Sale Portfolio.  The following table sets forth the composition of our available for sale portfolio at the dates indicated.  For further information see Notes 1 and 2 of the Notes to our Consolidated Financial Statements.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities:
U.S. government agency obligations	$19,596	$19,793	$31,226	$31,744	$41,857	$42,690
Corporate bonds	—	—	1,950	1,838	2,096	2,058
State and municipal securities	35,068	36,404	25,064	26,376	17,803	17,774
Other securities	249	249	4	4	4	4
Mortgage-backed: residential	31,468	31,834	25,280	25,613	15,739	15,949

Total investment securities available for sale	$86,381	$88,280	$83,524	$85,575	$77,499	$78,475

At December 31, 2012, we held 22 available-for-sale securities that had been in a loss position for less than twelve months, and one available-for-sale security that had been in a loss position for twelve months or more.  Included in the 22 securities in the less-than-twelve month position are (a) nine mortgage-backed securities, four of which have been in a loss position for one month, one has been in a loss position for two months, two have been in a loss position for three months, and two have been in a loss position for four months (b) 12 state and municipal securities, all of which have been in a loss position for one month (c) one agency security which has been in a loss position for one month.  The security in the twelve-months-or-more position is a mortgage-backed security.

As of December 31, 2012, management believes that the estimated fair values of the securities noted above are primarily dependent on movements in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service.  Management believes that these fair values will recover as the underlying portfolios mature.  We do not intend to sell or expect that it is more likely than not that we will be required to sell these investment securities prior to the anticipated recovery in fair value.  Accordingly, management does not believe any individual unrealized loss as of December 31, 2012, represents an other-than-temporary impairment.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2012 are summarized in the following table.  Maturities are based on the final contractual payment dates except for mortgage-backed securities which are based on accounting speed to reflect the impact of prepayments.  State and municipal securities yields have been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale:
Investment Securities
U.S. government agency obligations	$9,734	2.53%	$7,358	1.47%	$2,504	1.57%	$—	0.00%	$19,596	$19,793	2.01%
State and municipal securities	3,625	1.53	4,080	5.36	8,136	4.57	19,227	4.45	35,068	36,404	4.28
Other securities	4	0.00	245	1.35	—	0.00	—	0.00	249	249	1.33
Mortgage-backed: residential	334	(2.31)	25,617	2.02	5,387	2.30	130	3.04	31,468	31,834	2.03

Total investment securities available for sale	$13,697	2.15%	$37,300	2.27%	$16,027	3.34%	$19,357	4.44%	$86,381	$88,280	2.94%

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

Deposits. Residents of our primary market area are our main source of deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  From time to time, we supplement our funding with brokered deposits.  At December 31, 2012 we had $77.3 million in brokered deposits, which includes $29.0 million of deposits generated from our local customer base that utilize the Certificate of Deposit Account Registry Service (CDARS) in order to obtain full FDIC insurance coverage.  We have several additional sources for obtaining wholesale and brokered deposits if needed in the future.  Our deposit products include demand and NOW, money market, savings, and term certificate accounts.  Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Clover Leaf Bank on a periodic basis. Management determines the rates and terms based on competitive market rates, our needs for funds or liquidity, growth goals and federal and state regulations.

Noninterest-Bearing Deposits.  The balances of our noninterest-bearing deposits at December 31, 2012 and 2011 were $60.3 million and $39.3 million, respectively.

Interest-Bearing Deposit Accounts by Type.  The following table sets forth the average balances of our interest-bearing deposits in the various types of deposit programs for the years indicated.

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Interest-bearing transaction	$194,916	52.8%	0.62%	$202,391	50.4%	0.90%	$190,368	46.8%	1.20%
Savings deposits	24,115	6.5	0.48	21,422	5.3	0.71	21,475	5.3	0.71
	219,031	59.3		223,813	55.7		211,843	52.1

Certificates of deposit	150,524	40.7	1.67	178,266	44.3	2.16	194,688	47.9	2.72

Total interest-bearing deposits	$369,555	100.0%	1.04%	$402,079	100.0%	1.45%	$406,531	100.0%	1.90%

Time Deposit Balances and Maturities.  The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2012.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 months	Over 12 Months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$15,984	$10,013	$14,057	$39,681	$79,735
Certificates of deposit of $100,000 or more (1)	19,635	9,802	17,200	24,152	70,789
Total certificates of deposit	$35,619	$19,815	$31,257	$63,833	$150,524

(1)         The weighted average interest rates for these accounts, by maturity period, were: 1.13% for 3 months or less; 0.88% for over 3 to 6 months; 0.83% for over 6 to 12 months; and 1.66% for over 12 months.  The overall weighted average interest rate for accounts of $100,000 or more was 1.20%.

Borrowings.  Our borrowings consist of Federal Home Loan Bank advances, repurchase agreements and subordinated debentures. At December 31, 2012, we had $22.0 million in advances and access to additional Federal Home Loan Bank advances of up to $43.0 million, and we had $34.5 million in securities sold under agreements to repurchase. For additional information on our subordinated debentures, please see note 11 to our Consolidated Financial Statements, contained within our Annual Report to Stockholders.

The following table sets forth information concerning balances and interest rates on all of our borrowings at or for the periods shown:

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Balance at end of year	$60,461	$67,818	$47,355
Average balance during year	55,822	50,039	59,292
Maximum outstanding at any month end	62,025	67,818	88,292
Weighted average interest rate at end of year	0.64%	0.57%	0.86%
Average interest rate during year	1.14%	1.28%	2.03%

Subsidiary Activities

First Clover Leaf Financial Corp.’s only subsidiary is First Clover Leaf Bank.  First Clover Leaf Bank’s only subsidiary is Clover Leaf Financial Services, an insurance agency that sells credit life and disability insurance policies.

Personnel

As of December 31, 2012, we had 88 full-time employees and 15 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good working relations with our employees.

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

New Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and requires First Clover Leaf Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks).  The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like First Clover Leaf Financial Corp., in addition to bank holding companies which it regulates.  As a result, the Federal Reserve Board’s regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like First Clover Leaf Financial Corp., unless an exemption exists.  These capital requirements are substantially similar to the capital requirements currently applicable to First Clover Leaf Bank, as described in “Federal Banking Regulation—Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. The Dodd-Frank Act also authorizes the payment of interest on commercial checking accounts, effective July 21, 2011.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to adjusted total assets of at least 4% and to risk-weighted assets of at least 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Comptroller of the Currency capital regulation based on the risks inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank.

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”).  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019.  However, the federal bank regulatory agencies have recently indicated that, due to the volume of public comments received, the implementation of the final rule would be delayed past January 1, 2013.

The Company and the Bank have adopted a capital plan that requires the Bank to maintain a Tier 1 leverage ratio of at least 7% and a total risk-based capital ratio of at least 12%.  The minimum capital ratios set forth in the capital plan will be increased and other minimum capital requirements will be established if and as necessary to comply with the Basel III requirements as such requirements become applicable to the Company and the Bank.  In accordance with the capital plan, the Company will not declare a dividend unless all target capital ratio minimums have been exceeded after paying the dividend; and the quarterly dividend amount to be paid, plus the dividends of the prior three quarters must be no greater than 75% of the prior year’s net income.

At December 31, 2012, First Clover Leaf Bank’s capital exceeded all applicable requirements.

Loans to One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of risk-based capital on an unsecured basis.  An additional amount may be loaned, equal to 10% of risk-based capital, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2012, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $10.3 million.  At that date, the largest lending relationship with First Clover Leaf Bank totaled $9.8 million and consisted of a floor plan for new and used vehicles, a real estate loan for a commercial building, a separate commercial loan and a residential mortgage.  This borrower was performing in accordance with the repayment terms as of December 31, 2012.

Qualified Thrift Lender Test.  As a federal savings association, First Clover Leaf Bank is subject to a qualified thrift lender, or “QTL,” test.  Under the QTL test, First Clover Leaf Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.

A savings association that fails the QTL test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law.  At December 31, 2012, First Clover Leaf Bank maintained portfolio assets in qualified thrift investments in excess of the percentage required to qualify it under the QTL test.

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

•                                          the distribution would violate any applicable statute, regulation, agreement or Comptroller of the Currency—imposed condition; or

•                                          the savings association is not eligible for expedited treatment of its filings.

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

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

At December 31, 2012, First Clover Leaf Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was $2.8 million.  As of December 31, 2012, our prepaid balance was $1.0 million.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2012, the annualized Financing Corporation assessment was equal to 0.68 basis points of total assets less tangible capital. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.

For the year ended December 31, 2012, the Bank paid $31,882 related to the FICO bonds and $437,222 pertaining to deposit insurance assessments.  Deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012.

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

Federal Home Loan Bank System.  First Clover Leaf Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Chicago, First Clover Leaf Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its borrowings from the Federal Home Loan Bank, whichever is greater.  As of December 31, 2012, First Clover Leaf Bank was in compliance with this requirement and held $887,000 of excess stock in the Federal Home Loan Bank of Chicago.

Federal Reserve System

Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  As of December 31, 2012, First Clover Leaf Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Comptroller of the Currency.

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

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.  As noted above, the recently proposed capital rules would implement the consolidated capital requirements for savings and loan holding companies.  However, notwithstanding the Dodd-Frank statutory language, the proposed rules did not incorporate the referenced grandfather for instruments issued before May 19, 2010 or the transition period, and it is uncertain whether any final rule will do so.

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

Permissible Activities. Under present law, the business activities of First Clover Leaf Financial Corp. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria necessary for a bank holding company to engage in such activities.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including First Clover Leaf Financial Corp., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Bank of St. Louis.  It also prohibits the acquisition or retention of, with certain exceptions, the acquisition or retention of more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Bank of St. Louis must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the “1996 Act”), we were permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  We were required to use the specific charge off method in computing our bad debt deduction beginning with our 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  At December 31, 2012, First Clover Leaf Bank had no reserves subject to recapture.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if First Clover Leaf Bank failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift related recapture rules. At December 31, 2012, our total federal pre-1988 base year reserve was approximately $3.0 million.  However, under current law, pre-1988 base year reserves remain subject to recapture if First Clover Leaf Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2012, First Clover Leaf Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

Illinois State Taxation.  First Clover Leaf Financial Corp. is required to file Illinois income tax returns and pay tax at a stated tax rate of 9.5% for 2012 and 2011 of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations.  Effective January 1, 2011 the stated Illinois income tax rate increased to 9.50% and is scheduled to reduce to 7.75% in 2014.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.firstcloverleafbank.com.  Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.                                       RISK FACTORS

Not Required.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                                                PROPERTIES

The following table provides certain information with respect to our offices as of December 31, 2012:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
			(In thousands)
Main Office 6814 Goshen Road Edwardsville, Illinois 62025	Owned	2006	$2,411

2143 Route 157 Edwardsville, Illinois 62025	Owned	2006	906

300 St. Louis Street Edwardsville, Illinois 62025	Owned	1964	1,508

1046 E. Madison St Wood River, Illinois 62095	Owned	2008	1,761

Loan Production Office 12551 St. Route 143 Highland, Illinois 62249	Leased	2011	—

Operations Data Center 27 Glen-Ed Professional Park Glen Carbon, Illinois 62034	Owned	2008	307

The net book value of our premises, land and equipment was approximately $10.2 million at December 31, 2012.  In 2008, we purchased land in Highland, Illinois for possible future branch expansion.  First Clover Leaf Bank continues to pursue other expansion opportunities.

ITEM 3.                                                LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business.  At December 31, 2012, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)         The information required by this item is incorporated by reference to our Annual Report to Stockholders which is attached as Exhibit 13 hereto. No equity securities were sold during the year ended December 31, 2012 that were not registered under the Securities Act.

(b)         Not applicable.

(c)          The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Clover Leaf Financial Corp. of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2012 through October 31, 2012	90,620	$6.81	90,620	52,677
November 1, 2012 through November 30, 2012	26,837	$6.45	26,837	25,840
December 1, 2012 through December 31, 2012	6,772	$6.50	6,772	19,068
Total	124,229		124,229

(1)

The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, and on December 12, 2008, it increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares. Additional increases of 25,000 shares to the Plan were made on April 27, 2010, August 24, 2010, November 23, 2010, June 28, 2011, and November 27, 2012. Additional increases of 100,000 shares to the Plan were made on September 25, 2012 and January 22, 2013. Additional increases of 150,000 shares were made on August 23, 2011 and February 26, 2013. The Plan has no expiration date.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

(a)           Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the period ended December 31, 2012 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2012, the Company’s internal control over financial reporting is effective, based on those criteria.

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

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement; specifically the section captioned “Voting Securities and Principal Holders Thereof.”

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement; specifically the section captioned “Transactions with Certain Related Persons.”

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

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1                               Articles of Incorporation of First Clover Leaf Financial Corp. (1)

3.2                               Bylaws of First Clover Leaf Financial Corp. (1)

4                                         Form of common stock certificate of First Clover Leaf Financial Corp. (1)

10.1                        [Reserved]

10.2                        [Reserved]

10.3                        [Reserved]

10.4                        Amended and Restated Employment Agreement of Dennis M. Terry (3)

10.5                        Amended and Restated Employment Agreement of Lisa M. Fowler (3)

10.6                        Amended and Restated Employment Agreement of Darlene F. McDonald (3)

10.7                        Employment Agreement of Brad S. Rench (4)

10.8                        Amendment to Amended and Restated Employment Agreement of Dennis M. Terry (5)

10.9                        Second Amendment to Second Amended and Restated Employment Agreement of Dennis M. Terry (7)

10.10                 Employment Agreement of William D. Barlow

13           Portions of Annual Report to Stockholders

14                                  Code of Conduct (2)

21                                  Subsidiaries of the Registrant(6)

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                           The following financial statements for the year ended December 31, 2012, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)                                 Incorporated by reference to the Registration Statement on Form SB-2 of First Clover Leaf Financial Corp. (File No. 333-132423), originally filed with the Securities and Exchange Commission on March 14, 2006.

(2)                                 Incorporated by reference to the Annual Report on Form 10-KSB of First Federal Financial Services, Inc for the year ended December 31, 2004, filed with the Commission on March 31, 2005.

(3)                                 Incorporated by reference to the Annual Report on Form 10-KSB of First Clover Leaf Financial Corp. for the year ended December 31, 2006, filed with the Commission on April 2, 2007.

(4)                                 Incorporated by reference to the Annual Report on Form 10-K of First Clover Leaf Financial Corp. for the year ended December 31, 2009, filed with the Commission on March 31, 2010.

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

(7)                                 Incorporated by reference to the Current Report on Form 8-K of First Clover Leaf Financial Corp., filed with the Commission on November 4, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Clover Leaf Financial Corp.

Date: March 29, 2013	By:	/s/ Dennis M. Terry
Dennis M. Terry, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dennis M. Terry	By:	/s/ Gerard Schuetzenhofer
	Dennis M. Terry, President, and Chief		Gerard Schuetzenhofer
	Executive Officer and Director		Chairman of the Board
(Principal Executive Officer)

Date: March 29, 2013		Date: March 29, 2013

By:	/s/ Darlene F. McDonald	By:	/s/ Joseph J. Gugger
	Darlene F. McDonald, Senior Vice President		Joseph J. Gugger
	and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 29, 2013		Date: March 29, 2013

By:	/s/ Joseph Helms	By:	/s/ Kenneth Highlander
	Joseph Helms		Kenneth Highlander
	Director		Director

Date: March 29, 2013		Date: March 29, 2013

By:	/s/ Gary Niebur	By:	/s/ Joseph Stevens
	Gary Niebur		Joseph Stevens
	Director		Director

Date: March 29, 2013		Date: March 29, 2013

By:	/s/ Mary Westerhold
Mary Westerhold
Director

Date: March 29, 2013