Form 10-Q
period 2013-03-31
First Clover Leaf Financial Corp.
filed 2013-05-15
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 3, 2013
Common Stock, par value $.10 per share	7,309,155

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Cash and due from banks	$15,435,738	$23,798,795
Interest-earning deposits	9,366,148	8,161,322
Federal funds sold	40,249,016	39,454,481
Total cash and cash equivalents	65,050,902	71,414,598

Interest-earning time deposits	1,756,726	1,749,744
Securities available for sale	104,441,860	88,280,080
Federal Home Loan Bank stock	2,887,763	2,887,763
Loans, net of allowance for loan losses of $5,833,188 and $5,944,585 at March 31, 2013 and December 31, 2012, respectively	384,585,712	394,868,626
Loans held for sale	274,022	1,827,000
Property and equipment, net	10,039,913	10,157,929
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	8,287,710	5,244,335
Core deposit intangible	469,003	535,000
Foreclosed assets	6,059,058	6,505,912
Mortgage servicing rights	862,699	811,783
Accrued interest receivable	1,673,110	1,592,307
Prepaid FDIC insurance premiums	890,104	1,001,161
Other assets	3,035,688	2,507,471

Total assets	$601,699,593	$600,769,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$54,206,997	$60,330,245
Interest-bearing	411,312,025	400,043,801
Total deposits	465,519,022	460,374,046

Federal Home Loan Bank advances	21,970,500	21,966,750
Securities sold under agreements to repurchase	30,962,993	34,494,579
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	253,611	284,270
Other liabilities	1,703,899	1,392,984
Total liabilities	524,410,025	522,512,629

Stockholders’ Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 7,341,590 and 7,481,317 shares issued and outstanding at March 31, 2013 and December 31, 2012	734,159	748,132
Additional paid-in capital	58,597,789	59,660,244
Retained earnings	17,399,187	16,651,916
Accumulated other comprehensive income	558,433	1,196,111
Total stockholders’ equity	77,289,568	78,256,403

Total liabilities and stockholders’ equity	$601,699,593	$600,769,032

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Interest and dividend income:
Interest and fees on loans	$4,655,895	$5,013,239
Securities:
Taxable interest income	229,410	347,200
Nontaxable interest income	227,029	201,385
Interest-earning deposits, federal funds sold, and other	35,239	17,690
Total interest and dividend income	5,147,573	5,579,514

Interest expense:
Deposits	795,085	1,067,360
Federal Home Loan Bank advances	121,480	130,014
Securities sold under agreements to repurchase	5,589	3,144
Subordinated debentures	21,468	24,606
Total interest expense	943,622	1,225,124

Net interest income	4,203,951	4,354,390

Provision for loan losses	225,000	450,000

Net interest income after provision for loan losses	3,978,951	3,904,390

Other income:
Service fees on deposit accounts	82,895	92,303
Other service charges and fees	88,435	89,320
Loan servicing fees	81,171	48,716
Gain on sale of securities	355,651	—
Gain on sale of loans	265,172	251,567
Other	78,317	23,118
	951,641	505,024

Other expenses:
Compensation and employee benefits	1,544,564	1,443,619
Occupancy expense	321,804	329,002
Data processing services	182,648	180,494
Director fees	37,350	41,350
Professional fees	98,979	177,295
FDIC insurance premiums	117,000	122,504
Foreclosed asset related expenses	230,972	85,035
Amortization of core deposit intangible	65,997	70,253
Amortization of mortgage servicing rights	46,798	59,093
Other	480,813	524,406
	3,126,925	3,033,051

Income before income taxes	1,803,667	1,376,363

Income tax expense	608,605	453,827

Net income	$1,195,062	$922,536

Net income	$1,195,062	$922,536
Other comprehensive income:
Unrealized losses on securities available for sale arising during the period	(656,537)	(92,912)
Reclassification adjustment for realized gains included in income	(355,651)	—
Tax effect	374,510	34,378
Net of tax	(637,678)	(58,534)
Comprehensive income	$557,384	$864,002

Basic earnings per share	$0.16	$0.12
Diluted earnings per share	$0.16	$0.12

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$1,195,062	$922,536
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	(34,208)	(15,182)
Premiums and discounts on securities	(116,761)	(212,632)
Core deposit intangible	65,997	70,253
Mortgage servicing rights	46,798	59,093
Fair value adjustments	(14,526)	(15,688)
Provision for loan losses	225,000	450,000
Depreciation	137,553	141,167
Gain on sale of securities	(355,651)	—
Gain on sale of loans	(265,172)	(251,567)
(Gain) loss on sale of foreclosed assets	(5,550)	32,613
Write-down on foreclosed assets	203,407	—
Earnings on bank-owned life insurance	(43,375)	(48,462)
Increase in mortgage servicing rights	(97,714)	(76,048)
Proceeds from sales of loans held for sale	12,484,493	9,413,857
Originations of loans held for sale	(10,666,343)	(8,576,540)
Change in assets and liabilities:
Accrued interest receivable and other assets	(497,963)	(65,357)
Accrued interest payable	(30,659)	(86,887)
Other liabilities	685,425	(483,791)
Net cash provided by operating activities	2,915,813	1,257,365

Cash flows from investing activities
Purchase of interest-earning time deposits	(6,982)	(3,590)
Available for sale securities:
Purchases	(27,115,599)	(16,811,357)
Proceeds from calls, maturities, and principal repayments	4,350,612	15,030,635
Proceeds from sales	6,078,129	—
Redemption of FHLB stock	—	2,060,654
Decrease (increase) in loans	10,099,718	(3,609,972)
Purchase of property and equipment	(23,555)	(286,557)
Proceeds from the sale of foreclosed assets	248,997	400,327
Purchase of bank-owned life insurance	(3,000,000)	—
Net cash used in investing activities	(9,368,680)	(3,219,860)

(Continued)

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from financing activities
Net increase in deposit accounts	$5,144,976	$8,083,312
Net decrease in securities sold under agreements to repurchase	(3,531,586)	(13,964,412)
Repurchase of common stock	(1,076,428)	(248,073)
Cash dividends paid	(447,791)	(462,242)
Net cash provided by (used in) financing activities	89,171	(6,591,415)

Net decrease in cash and cash equivalents	(6,363,696)	(8,553,910)

Cash and cash equivalents:
Beginning	71,414,598	39,361,409

Ending	$65,050,902	$30,807,499

Supplemental schedule of noncash investing and financing activities
Assets acquired in settlement of loans	$—	$190,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$970,531	$1,308,671
Income taxes, net of refunds	2,075,000	675,000

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature.  Any differences appearing between the numbers presented in the financial statements and management’s discussion and analysis are due to rounding.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire year or for any other period.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company” or “First Clover Leaf”) for the year ended December 31, 2012 contained in the 2012 Annual Report to Stockholders that is filed as Exhibit 13 to the Company’s Annual Report on Form 10-K.  Accordingly, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted.

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

Recent Accounting Pronouncements:  The following accounting standard was recently issued relating to the financial services industry:

In February 2013, the Financial Accounting Standards Board issued an amendment to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendment requires an entity  to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to provide additional detail about those amounts in the financial statement notes. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

Reclassifications:  Certain reclassifications have been made to conform to the current year presentation.  These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 2 — SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities with gross unrealized gains and losses are summarized as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$33,883,625	$117,654	$(106,255)	$33,895,024
State and municipal securities	35,359,938	1,004,985	(344,579)	36,020,344
Other securities(1)	248,501	—	—	248,501
Mortgage-backed: residential	34,063,285	341,502	(126,796)	34,277,991

	$103,555,349	$1,464,141	$(577,630)	$104,441,860

	December 31, 2012
U.S. government agency obligations	$19,596,009	$212,845	$(15,352)	$19,793,502
State and municipal securities	35,068,040	1,375,995	(40,112)	36,403,923
Other securities(1)	248,501	—	—	248,501
Mortgage-backed: residential	31,468,831	427,194	(61,871)	31,834,154

	$86,381,381	$2,016,034	$(117,335)	$88,280,080

(1)  Includes a Certificate of Deposit in the amount of $245,000

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012, are summarized as follows:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$13,914,615	$(106,255)	$—	$—	$13,914,615	$(106,255)
State and municipal securities	10,879,975	(344,579)	—	—	10,879,975	(344,579)
Mortgage-backed: residential	15,371,022	(125,635)	234,508	(1,161)	15,605,530	(126,796)

	$40,165,612	$(576,469)	$234,508	$(1,161)	$40,400,120	$(577,630)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$1,490,123	$(15,352)	$—	$—	$1,490,123	$(15,352)
State and municipal securities	6,952,889	(40,112)	—	—	6,952,889	(40,112)
Mortgage-backed: residential	13,828,613	(57,637)	329,715	(4,234)	14,158,328	(61,871)

	$22,271,625	$(113,101)	$329,715	$(4,234)	$22,601,340	$(117,335)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At March 31, 2013, the Company had 49 securities in an unrealized loss position which included: seven agency securities, 25 state and municipal securities, and 17 mortgage-backed securities.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value at March 31, 2013, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Additionally, an item in our other securities category has no stated maturity.  Therefore, stated maturities are not disclosed for these items.

	Amortized	Fair
	Cost	Value
Due in one year or less	$23,301,407	$23,358,361
Due after one year through five years	7,844,775	8,066,839
Due after five years through ten years	17,396,931	17,586,095
Due after ten years	20,945,450	21,149,073
Other securities - non-maturing	3,501	3,501
Mortgage-backed: residential	34,063,285	34,277,991

	$103,555,349	$104,441,860

Securities with a carrying amount of approximately $75,452,000 and $77,431,000 were pledged to secure deposits as required or permitted by law at March 31, 2013 and December 31, 2012, respectively.

NOTE 3 - LOANS

The components of loans are as follows:

	At March 31,		At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$111,250,827	28.1%	$112,350,393	27.5%
Multi-family	41,666,122	10.5	42,203,212	10.3
Commercial	134,935,436	34.1	138,766,873	34.0
Construction and land	29,011,532	7.3	30,143,957	7.4
	316,863,917	80.0	323,464,435	79.2

Commercial business	66,058,738	16.6	71,251,082	17.5

Consumer:
Home equity	11,690,749	3.0	12,062,108	3.0
Automobile and other	1,372,022	0.4	1,462,909	0.3
	13,062,771	3.4	13,525,017	3.3

Total gross loans	395,985,426	100.0%	408,240,534	100.0%
Undisbursed portion of construction loans	(5,482,596)		(7,376,713)
Deferred loan origination costs (fees), net	(83,930)		(50,610)
Allowance for loan losses	(5,833,188)		(5,944,585)

Loans, net	$384,585,712		$394,868,626

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

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

Additional information regarding our accounting policies for the individual loan categories is contained in our 2012 Annual Report to Stockholders that is filed as an exhibit to the Company’s Annual Report on Form 10-K.

The loan portfolio includes a concentration of loans in commercial real estate amounting to approximately $134,935,000 and $138,767,000 as of March 31, 2013 and December 31, 2012, respectively.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.  The concentration of credit within commercial real estate is taken into consideration by management in determining the allowance for loan losses.  The Company’s opinion as to the ultimate collectibility of these loans is subject to estimates regarding future cash flows from operations and the value of the property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

On occasion, the Company originates loans secured by single-family dwellings with loan to value ratios exceeding 90%.  The Company does not consider the level of such loans to be a significant concentration of credit as of March 31, 2013 or December 31, 2012.

The recorded investment in loans does not include accrued interest and loan origination fees due to immateriality.  The recorded investment in construction and land includes undisbursed commitments of $5,482,596 and $7,376,713 at March 31, 2013 and December 31, 2012, respectively.

The following tables present our past-due loans, segregated by class, as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$1,102,453	$353,443	$1,263,955	$2,719,851	$108,530,976	$111,250,827	$504,060
Multi-family	—	—	—	—	41,666,122	41,666,122	—
Commercial	1,288,698	152,466	1,313,231	2,754,395	132,181,041	134,935,436	197,434
Construction and land	—	—	—	—	29,011,532	29,011,532	—
	2,391,151	505,909	2,577,186	5,474,246	311,389,671	316,863,917	701,494

Commercial business	53,018	—	303,100	356,118	65,702,620	66,058,738	—

Consumer:
Home equity	350,187	347,574	45,378	743,139	10,947,610	11,690,749	—
Automobile and other	—	—	8,332	8,332	1,363,690	1,372,022	—
	350,187	347,574	53,710	751,471	12,311,300	13,062,771	—

Total	$2,794,356	$853,483	$2,933,996	$6,581,835	$389,403,591	$395,985,426	$701,494

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

	December 31, 2012
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$318,052	$577,608	$1,811,054	$2,706,714	$109,643,679	$112,350,393	$182,770
Multi-family	—	—	—	—	42,203,212	42,203,212	—
Commercial	638,330	—	535,402	1,173,732	137,593,141	138,766,873	—
Construction and land	—	—	375,418	375,418	29,768,539	30,143,957	—
	956,382	577,608	2,721,874	4,255,864	319,208,571	323,464,435	182,770

Commercial business	217,800	—	286,692	504,492	70,746,590	71,251,082	26,234

Consumer:
Home equity	48,383	34,980	49,090	132,453	11,929,655	12,062,108	—
Automobile and other	—	4,244	5,492	9,736	1,453,173	1,462,909	—
	48,383	39,224	54,582	142,189	13,382,828	13,525,017	—

Total	$1,222,565	$616,832	$3,063,148	$4,902,545	$403,337,989	$408,240,534	$209,004

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

Non-accrual loans, segregated by class, are as follows:

	March 31,	December 31,
	2013	2012
Real estate loans:
One-to-four family	$1,832,023	$2,087,073
Multi-family	2,951,523	3,005,771
Commercial	4,014,870	3,466,342
Construction and land	1,715,029	2,456,419
	10,513,445	11,015,605

Commercial business	303,100	260,458

Consumer:
Home equity	180,322	185,531
Automobile and other	8,332	9,735
	188,654	195,266
Total non-accrual loans	$11,005,199	$11,471,329

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three months ended March 31, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$847,285	$(300,462)	$16,118	$158,238	$721,179
Multi-family	958,303	—	—	(214,686)	743,617
Commercial	1,268,081	(33,146)	318	293,318	1,528,571
Construction and land	1,413,002	—	100,708	(106,434)	1,407,276
	4,486,671	(333,608)	117,144	130,436	4,400,643

Commercial business	1,296,114	(124,786)	4,853	101,119	1,277,300

Consumer
Home equity	151,625	—	—	(5,340)	146,285
Automobile and other	10,175	—	—	(1,215)	8,960
	161,800	—	—	(6,555)	155,245

Total	$5,944,585	$(458,394)	$121,997	$225,000	$5,833,188

	Three months ended March 31, 2012
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$777,470	$(203,462)	$—	$(249,042)	$324,966
Multi-family	779,680	—	—	(75,360)	704,320
Commercial	1,157,114	(234,228)	272	715,931	1,639,089
Construction and land	3,934,573	(2,095,760)	7,908	226,699	2,073,420
	6,648,837	(2,533,450)	8,180	618,228	4,741,795

Commercial business	969,669	(151,527)	2,196	(151,364)	668,974

Consumer
Home equity	133,234	—	—	1,537	134,771
Automobile and other	37,522	—	—	(18,401)	19,121
	170,756	—	—	(16,864)	153,892

Total	$7,789,262	$(2,684,977)	$10,376	$450,000	$5,564,661

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$103,734	$617,445	$721,179	$1,832,023	$109,418,804	$111,250,827
Multi-family	462,043	281,574	743,617	2,951,523	38,714,599	41,666,122
Commercial	174,091	1,354,480	1,528,571	3,791,627	131,143,809	134,935,436
Construction and land	—	1,407,276	1,407,276	1,715,029	27,296,503	29,011,532
	739,868	3,660,775	4,400,643	10,290,202	306,573,715	316,863,917

Commercial business	121,345	1,155,955	1,277,300	303,100	65,755,638	66,058,738

Consumer:
Home equity	27,150	119,135	146,285	180,321	11,510,428	11,690,749
Automobile and other	1,908	7,052	8,960	8,332	1,363,690	1,372,022
	29,058	126,187	155,245	188,653	12,874,118	13,062,771

Total	$890,271	$4,942,917	$5,833,188	$10,781,955	$385,203,471	$395,985,426

	December 31, 2012
	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$210,336	$636,949	$847,285	$2,060,316	$110,290,077	$112,350,393
Multi-family	533,850	424,453	958,303	3,005,771	39,197,441	42,203,212
Commercial	34,812	1,233,269	1,268,081	3,237,893	135,528,980	138,766,873
Construction and land	—	1,413,002	1,413,002	2,456,419	27,687,538	30,143,957
	778,998	3,707,673	4,486,671	10,760,399	312,704,036	323,464,435

Commercial business	22,713	1,273,401	1,296,114	260,458	70,990,624	71,251,082

Consumer:
Home equity	28,117	123,508	151,625	185,531	11,876,577	12,062,108
Automobile and other	2,572	7,603	10,175	9,735	1,453,174	1,462,909
	30,689	131,111	161,800	195,266	13,329,751	13,525,017

Total	$832,400	$5,112,185	$5,944,585	$11,216,123	$397,024,411	$408,240,534

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

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

The Company categorizes loans into the following risk categories based on relevant information about the ability of borrowers to service their debt:

Pass - A pass asset is well protected by the current worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.  Pass assets also include certain assets considered watch, which are still protected by the worth and paying capacity of the borrower but deserve closer attention and a higher level of credit monitoring.

Special Mention - A special mention asset has potential weaknesses that deserve management’s close attention.  The asset may also be subject to a weak or speculative market or to economic conditions, which may, in the future adversely affect the obligor.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

Substandard - A substandard asset is an asset with a well-defined weakness that jeopardizes repayment, in whole or in part, of the debt.  These credits are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged.   These assets are characterized by the distinct possibility that the institution will sustain some loss of principal and/or interest if the deficiencies are not corrected.  It is not necessary for a loan to have an identifiable loss potential in order to receive this rating.

Doubtful - An asset that has all the weaknesses inherent in the substandard classification, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.  The possibility of loss is extremely likely, but it is not identified at this point due to pending factors.

Loss - An asset, or portion thereof, classified as loss is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted.   This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur.  As such, it is not practical or desirable to defer the write-off.  Therefore, there is no balance to report at March 31, 2013 or December 31, 2012.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The following tables present our credit quality indicators, segregated by class, as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$107,359,789	$1,849,988	$1,030,019	$1,011,031	$111,250,827
Multi-family	35,945,582	2,769,017	2,951,523	—	41,666,122
Commercial	118,061,432	9,989,065	6,407,471	477,468	134,935,436
Construction and land	27,038,679	128,581	1,844,272	—	29,011,532
	288,405,482	14,736,651	12,233,285	1,488,499	316,863,917

Commercial business	64,742,449	598,603	584,576	133,110	66,058,738

Consumer:
Home equity	11,475,011	35,417	167,313	13,008	11,690,749
Automobile and other	1,363,690	—	3,783	4,549	1,372,022
	12,838,701	35,417	171,096	17,557	13,062,771

Total	$365,986,632	$15,370,671	$12,988,957	$1,639,166	$395,985,426

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$108,197,672	$1,882,095	$1,763,954	$506,672	$112,350,393
Multi-family	36,428,424	2,769,017	3,005,771	—	42,203,212
Commercial	121,242,335	11,221,414	6,303,124	—	138,766,873
Construction and land	26,808,635	120,699	2,839,205	375,418	30,143,957
	292,677,066	15,993,225	13,912,054	882,090	323,464,435

Commercial business	70,155,966	834,657	257,897	2,562	71,251,082

Consumer:
Home equity	11,840,875	35,703	185,530	—	12,062,108
Automobile and other	1,453,175	—	4,243	5,491	1,462,909
	13,294,050	35,703	189,773	5,491	13,525,017

Total	$376,127,082	$16,863,585	$14,359,724	$890,143	$408,240,534

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for periods indicated.  The unpaid contractual balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of March 31, 2013			As of December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$1,645,679	$1,373,485	$—	$494,195	$494,195	$—
Multi-family	385,441	233,521	—	367,883	215,963	—
Commercial	3,475,739	3,153,297	—	3,015,172	2,702,491	—
Construction and land	3,739,263	1,715,029	—	4,480,653	2,456,419	—
	9,246,122	6,475,332	—	8,357,903	5,869,068	—

Commercial business	—	—	—	2,562	2,562	—

Consumer:
Home equity	153,170	153,171	—	157,413	157,413	—
Automobile and other	4,549	4,549		—	—	—
	157,719	157,720	—	157,413	157,413	—
Subtotal	$9,403,841	$6,633,052	$—	$8,517,878	$6,029,043	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$458,538	$458,538	$103,734	$1,566,121	$1,566,121	$210,336
Multi-family	2,718,002	2,718,002	462,043	2,789,808	2,789,808	533,849
Commercial	638,330	638,330	174,091	535,402	535,402	34,812
Construction and land	—	—	—	—	—	—
	3,814,870	3,814,870	739,868	4,891,331	4,891,331	778,997

Commercial business	303,100	303,100	121,345	257,896	257,896	22,713

Consumer:
Home equity	27,150	27,150	27,150	28,118	28,118	28,118
Automobile and other	3,783	3,783	1,908	9,735	9,735	2,572
	30,933	30,933	29,058	37,853	37,853	30,690
Subtotal	4,148,903	4,148,903	890,271	5,187,080	5,187,080	832,400
Total	$13,552,744	$10,781,955	$890,271	$13,704,958	$11,216,123	$832,400

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$933,840	$—	$—	$933,355	$8,634	$—
Multi-family	224,742	—	—	233,062	—	—
Commercial	2,927,894	—	—	987,599	—	—
Construction and land	2,085,724	—	—	2,192,154	4,422	—
	6,172,200	—	—	4,346,170	13,056	—

Commercial business	1,281	—	—	216,429	309	—

Consumer:
Home equity	155,292	—	—	382,698	—	—
Automobile and other	2,274	—	—	—	—	—
	157,566	—	—	382,698	—	—
Subtotal	$6,331,047	$—	$—	$4,945,297	$13,365	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$1,012,329	$—	$—	$1,083,186	$—	$—
Multi-family	2,753,905	—	—	3,403,046	27,971	—
Commercial	586,866	—	—	2,702,871	8,000	—
Construction and land	—	—	—	4,787,232	—	—
	4,353,100	—	—	11,976,335	35,971	—

Commercial business	280,499	—	—	798,238	575	—

Consumer:
Home equity	27,634	—	—	78,673	—	—
Automobile and other	6,759	—	—	—	—	—
	34,393	—	—	78,673	—	—
Subtotal	4,667,992	—	—	12,853,246	36,546	—
Total	$10,999,039	$—	$—	$17,798,543	$49,911	$—

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

The Company has allocated $495,688 of specific reserves on $8,054,279 of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013.  The Company had $584,810 of allocations of specific reserves on $8,934,496 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2012.  The Company has no commitments to lend additional amounts as of March 31, 2013 or December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2013, no loan terms were modified in a troubled debt restructuring.  During the three months ended March 31, 2012, the terms of one loan were modified as a troubled debt restructuring. The modification of the terms of such loan was due to a reduction of the stated interest rate of the loan. The modification was for a six-month period.

The following table presents loans, by class, modified as troubled debt restructurings that occurred during the three months ended March 31, 2012:

	Three months ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction and land	1	$499,175	$499,200

Total	1	$499,175	$499,200

The troubled debt restructurings described above resulted in no net increases in the allowance for loan losses and no charge offs during the three months ended March 31, 2012.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2013 or 2012.

A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 4 - GOODWILL

In accordance with ASC Topic 350, Intangibles- Goodwill and Other, goodwill and intangible assets with indefinite useful lives are no longer amortized; rather they are assessed, at least annually, for impairment.  The Company tests goodwill for impairment on an annual basis as of September 30, or more often if events or circumstances indicate there may be impairment.  During 2012, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed.  At March 31, 2013, no indications of impairment existed for which an interim assessment was considered necessary.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 5 — EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding. Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2013	2012

Net income	$1,195,062	$922,536
Basic potential common shares:
Weighted average shares outstanding	7,448,258	7,703,972
Weighted average unallocated Employee Stock Ownership Plan shares	—	—
Basic weighted average shares outstanding	7,448,258	7,703,972

Dilutive potential common shares	—	—

Diluted weighted average shares outstanding	7,448,258	7,703,972

Basic and diluted earnings per share	$0.16	$0.12

NOTE 6 - FAIR VALUE MEASUREMENTS

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

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Securities: The fair value of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1.  The Company has no securities classified within Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.  They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios.  In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month.  Because they are not price quote valuations, the pricing methods are considered Level 2 inputs.  At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company currently has no securities classified within Level 3.  During the three months ended March 31, 2013, there were no transfers between Level 1 and Level 2.  The valuation methodology was consistent for the three months ended March 31, 2013 and the year ended December 31, 2012.

Foreclosed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Foreclosed assets are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for both foreclosed assets and collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the loan department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended March 31, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at March 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$33,895,024	$—	$33,895,024
State and municipal securities	—	36,020,344	—	36,020,344
Other securities	—	248,501	—	248,501
Mortgage-backed: residential	—	34,277,991	—	34,277,991
Total securities available for sale	$—	$104,441,860	$—	$104,441,860

	Fair Value Measurements at December 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$19,793,502	$—	$19,793,502
State and municipal securities	—	36,403,923	—	36,403,923
Other securities	—	248,501	—	248,501
Mortgage-backed: residential	—	31,834,154	—	31,834,154
Total securities available for sale	$—	$88,280,080	$—	$88,280,080

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended March 31, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at March 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
Commercial	$—	$—	$755,000	$755,000
Construction and land	—	—	2,723,582	2,723,582

Total foreclosed assets	$—	$—	$3,478,582	$3,478,582

Impaired loans:
Real estate loans:
One-to-four family	$—	$—	$354,804	$354,804
Multi-family	—	—	2,255,959	2,255,959
Commercial	—	—	464,239	464,239
	—	—	3,075,002	3,075,002

Commercial business	—	—	181,755	181,755

Consumer:
Automobile and other	—	—	1,875	1,875
	—	—	1,875	1,875

Total impaired loans	$—	$—	$3,258,632	$3,258,632

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
Commercial	$—	$—	$755,000	$755,000
Construction and land	—	—	2,926,988	2,926,988

Total foreclosed assets	$—	$—	$3,681,988	$3,681,988

Impaired loans:
Real estate loans:
One-to-four family	$—	$—	$1,355,785	$1,355,785
Multi-family	—	—	2,255,959	2,255,959
Commercial	—	—	500,590	500,590
	—	—	4,112,334	4,112,334

Commercial business	—	—	235,183	235,183

Consumer:
Automobile and other	—	—	7,163	7,163
	—	—	7,163	7,163

Total impaired loans	$—	$—	$4,354,680	$4,354,680

Foreclosed assets are collateral dependent and are recorded at the lesser of the recorded investment in the receivable or the appraised value less costs to sell and may be revalued on a nonrecurring basis.  Foreclosed assets measured at fair value less costs to sell on a nonrecurring basis during the three months ended March 31, 2013, had a net carrying amount of $3,478,582, which is made up of the outstanding balance of $4,442,989, net of cumulative write-downs of $964,407 which includes $203,407 that occurred during the three months ended March 31, 2013.  At December 31, 2012, foreclosed assets had a carrying amount of $3,681,988, which was made up of the outstanding balance of $4,342,988, net of write-downs of $661,000.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4,148,904, with a valuation allowance of $890,271 at March 31, 2013, resulting in a net increase in provision for loan losses of $235,747 for the three months ended March 31, 2013.  At December 31, 2012, impaired loans had a principal balance of $5,187,080 with a valuation allowance of $832,400, resulting in a net increase in provision for loan losses of $263,542 for the year ended December 31, 2012.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate:
Commercial	$755,000	Sales Comparison	Adjustment for difference between comparable sales	1% to 24%	10.5%
Construction and land	2,723,582	Sales Comparison	Adjustment for difference between comparable sales	-56% to 138%	9.9%

Impaired loans:
Real estate loans:
One-to-four family	$354,804	Sales Comparison	Adjustment for difference between comparable sales	-9% to 27%	9.1%
Multi-family	2,255,959	Sales Comparison	Adjustment for difference between comparable sales	1% to 18%	10.0%
Commercial	464,239	Sales Comparison	Adjustment for difference between comparable sales	5% to 88%	46.1%
Commercial business	181,755	Liquidation Value	Adjustment to reflect realizable value	-71% to 6%	-38.5%
Automobile and other	1,875	Liquidation Value	Adjustment to reflect realizable value	-50% to 0%	-50.0%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate:
Commercial	$755,000	Sales Comparison	Adjustment for difference between comparable sales	1% to 24%	10.5%
Construction and land	2,926,988	Sales Comparison	Adjustment for difference between comparable sales	-4% to 47%	19.3%

Impaired loans:
Real estate loans:
One-to-four family	$1,355,785	Sales Comparison	Adjustment for difference between comparable sales	-5% to 9%	5.7%
Multi-family	2,255,959	Sales Comparison	Adjustment for difference between comparable sales	1% to 18%	10.0%
Commercial	500,590	Sales Comparison	Adjustment for difference between comparable sales	5% to 17%	12.3%
Commercial business	235,183	Sales Comparison	Adjustment for difference between comparable sales	4% to 50%	22.8%
Automobile and other	7,163	Liquidation Value	Adjustment to reflect realizable value	-50% to 0%	-50.0%

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following information presents estimated fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 that have not been previously presented and the methods and assumptions used to estimate those fair values.

		Fair Value Measurements at March 31, 2013 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$65,050,902	$65,050,902	$—	$—	$65,050,902
Interest-earning time deposits	1,756,726	—	1,756,726	—	1,756,726
Federal Home Loan Bank stock	2,887,763	—	—	—	N/A
Loans, net (excluding impaired loans at fair value)	381,327,080	—	—	380,992,767	380,992,767
Accrued interest receivable	1,673,110	—	532,321	1,140,789	1,673,110

Financial liabilities:
Non-interest bearing deposits	54,206,997	54,206,997	—	—	54,206,997
Interest-bearing deposits	411,312,025	267,723,093	144,571,971	—	412,295,064
Federal Home Loan Bank advances	21,970,500	—	22,170,508	—	22,170,508
Securities sold under agreement to repurchase	30,962,993	—	30,962,993	—	30,962,993
Subordinated debentures	4,000,000	—	4,000,000	—	4,000,000
Accrued interest payable	253,611	24,581	229,030	—	253,611

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2012 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$71,414,598	$71,414,598	$—	$—	$71,414,598
Interest-earning time deposits	1,749,744	—	1,749,744	—	1,749,744
Federal Home Loan Bank stock	2,887,763	—	—	—	N/A
Loans, net (excluding impaired
loans at fair value)	390,513,946	—	—	398,541,271	398,541,271
Accrued interest receivable	1,592,307	—	445,151	1,147,156	1,592,307

Financial liabilities:
Non-interest bearing deposits	60,330,245	60,330,245	—	—	60,330,245
Interest-bearing deposits	400,043,801	249,519,944	151,235,158	—	400,755,102
Federal Home Loan Bank advances	21,966,750	—	22,222,771	—	22,222,771
Securities sold under agreement
to repurchase	34,494,579	—	34,494,579	—	34,494,579
Subordinated debentures	4,000,000	—	4,000,000	—	4,000,000
Accrued interest payable	284,270	27,481	256,789	—	284,270

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

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component

For the Three Months Ended March 31, 2013(1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at January 1, 2013	$1,196,111	$1,196,111

Other comprehensive loss before reclassifications	(413,618)	(413,618)
Amount reclassified from accumulated other comprehensive income(2)	(224,060)	(224,060)
Net current-period other comprehensive loss	(637,678)	(637,678)

Accumulated Other Comprehensive Income at March 31, 2013	$558,433	$558,433

(1) All amounts are net of tax.  Amounts in parentheses indicate debits.

(2) See table below for details about reclassifications.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and DECEMBER 31, 2012

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

Reclassifications out of Accumulated Other Comprehensive Income

For the Three Months Ended March 31, 2013(1)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$355,651	Gain on sale of securities
	(131,591)	Tax expense
Total reclassifications for the period	$224,060	Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2012.  There was no reclassification out of accumulated other comprehensive income for this period.

Changes in Accumulated Other Comprehensive Income by Component

For the Three Months Ended March 31, 2012(1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at January 1, 2012	$1,292,181	$1,292,181

Other comprehensive loss before reclassifications	(58,534)	(58,534)
Amount reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive loss	(58,534)	(58,534)

Accumulated Other Comprehensive Income at March 31, 2012	$1,233,647	$1,233,647

(1) All amounts are net of tax.  Amounts in parentheses indicate debits.

NOTE 9 — SUBSEQUENT EVENTS

On April 23, 2013, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended March 31, 2013.  The dividend will be payable to stockholders of record as of May 17, 2013 and will be paid on May 24, 2013.

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

The goodwill impairment analysis allows the assessment of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying value.  If it is determined that we should proceed with impairment testing, we then estimate the fair value of our single reporting unit as of the measurement date utilizing two approaches including the comparable transactions approach, and the control premium approach which utilizes the company’s stock price.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  During 2012, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed.  Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations. In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.  See Item 1, Note 4 for additional information on goodwill impairment.

Overview

First Clover Leaf had net income of $1.2 million for the three months ended March 31, 2013 compared to net income of $923,000 for the same period in 2012.  The increase was primarily due to a gain on sale of securities of $356,000.  During the three months ended March 31, 2013, we also experienced lower interest expense and a lower provision for loan losses that was offset by lower interest income compared to the same period in 2012.  Basic and diluted earnings per share was $0.16 for the three-month period ended March 31, 2013 and $0.12 for the comparable period in 2012.

Financial Condition

Total Assets.  Total assets increased to $601.7 million at March 31, 2013 from $600.8 million at December 31, 2012.

Total cash and cash equivalents decreased $6.4 million to $65.1 million at March 31, 2013 from $71.4 million at December 31, 2012.

Securities available for sale increased to $104.4 million at March 31, 2013 from $88.3 million at December 31, 2012.  The increase was due primarily to purchases of $27.1 million partially offset by calls, maturities and principal repayments of $4.4 million and sales of $6.1 million.  The securities purchased were primarily U.S. government agencies with call dates in the third quarter of 2013.  This strategy was utilized for some of the excess cash balance while new loan originations are at decreased levels.

Net loans decreased $10.3 million to $384.6 million at March 31, 2013 from $394.9 million at December 31, 2012.  This was primarily due to loan repayments exceeding loan originations.  Loans held for sale decreased to $274,000 at March 31, 2013 compared to $1.8 million at December 31, 2012.

Bank-owned life insurance increased to $8.3 million at March 31, 2013 from $5.2 million at December 31, 2012.  During the three months ended March 31, 2013, we purchased an additional $3.0 million in bank-owned life insurance.  The Company purchased the additional bank-owned life insurance to offset some of the expenses of our existing employee benefit plans, as allowed by federal regulation.  No additional benefit plans were added.

Total Liabilities.  Total liabilities increased to $524.4 million at March 31, 2013 from $522.5 million at December 31, 2012.  Deposits increased to $465.5 million at March 31, 2013 from $460.4 million at December 31, 2012.  Non-interest bearing deposits decreased $6.1 million to $54.2 million at March 31, 2013 from $60.3 million at December 31, 2012 due to normal fluctuations in business deposit accounts.  Interest bearing deposits increased $11.3 million, totaling $411.3 million at March 31, 2013 compared to $400.0 million at December 31, 2012.  Securities sold under agreements to repurchase decreased $3.5 million to $31.0 million at March 31, 2013 from $34.5 million at December 31, 2012.  This decrease was due primarily to normal fluctuations in one customer’s account.  Due to the nature of this customer’s business, large fluctuations in its accounts are a normal occurrence.

Stockholders’ Equity.  Stockholders’ equity decreased to $77.3 million at March 31, 2013 from $78.3 million at December 31, 2012, principally as a result of repurchases of 139,727 shares of common stock for $1.1 million as part of the Company’s authorized ongoing stock repurchase program, the payment of cash dividends of $448,000, and a reduction in accumulated other comprehensive income of $638,000 partially offset by net income of $1.2 million during the three months ended March 31, 2013.

Asset Quality

The following tables set forth information with respect to the Company’s non-performing and impaired loans at the dates indicated:

	March 31,	December 31,
	2013	2012

Loans 90 days or more past due and still accruing	$701,494	$209,004
Non-accrual loans(1)	11,005,199	11,471,329
Other impaired loans	—	—
Total non-performing loans	11,706,693	11,680,333
Foreclosed assets	6,059,058	6,505,912
Total non-performing assets	$17,765,751	$18,186,245

(1)    Non-accrual loans includes $10,781,955 and $11,216,123 classified as impaired as of March 31, 2013 and December 31, 2012, respectively.

	March 31,	December 31,
	2013	2012
Non-performing assets to total assets	2.95%	3.03%
Non-performing loans to total loans	3.04	2.96
Allowance for loan losses to non-performing loans	49.83	50.89
Allowance for loan losses to total loans	1.52	1.51

Non-Performing and Impaired Loans and Non-Performing Assets.  At March 31, 2013, our total non-performing and impaired loans and non-performing assets were $17.8 million compared to $18.2 million at December 31, 2012.  At March 31, 2013, the Company’s non-accrual loans decreased $500,000 to $11.0 million from $11.5 million at December 31, 2012.

At March 31, 2013, First Clover Leaf Bank had four relationships classified as non-accrual with balances in excess of $1.0 million.  The largest non-accrual relationship is a $2.7 million credit to a real estate investor.  This credit was placed in non-accrual status during the three months ended June 30, 2012.  The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs.  A $600,000 payment was received on this relationship during the third quarter of 2012.  A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale.  The borrower has signed a forbearance agreement with the Company to aid in selling some of the properties to further reduce the debt.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.  The second relationship is a $1.7 million commercial credit secured by a retail strip center.  The investor was experiencing cash flow difficulties due to high vacancy rates as the center recently experienced a great deal of tenant turnover.  The building is currently fully leased.  A restructuring of the loan was completed during the third quarter of 2012, and the borrowers are paying as agreed.  The loan will be considered for upgrade after an acceptable period of payment performance in accordance with our loan policy.  The Company also has a junior mortgage on the property to secure the deficiency balance.  The third credit is a $1.0 million credit secured by a subdivision development.  The credit was placed on non-accrual status during the three months ended March 31, 2013.  The development was experiencing very limited lot sales, and the cash flow was not sufficient to cover the principal and interest payments.  The Company is working with the developer on a plan to increase lot sales.  Currently, the borrower is making interest-only payments, and the collateral is sufficient to cover the outstanding loan balance.  The fourth credit is a $1.0 million credit to a real estate investor.  The collateral for this credit is primarily a mobile-home park along with several small commercial buildings.  Currently, the mobile-home park is struggling with vacancies and cash flow is limited.  The Company has recently restructured this loan into a two-note structure with the requirement that all rents from the mobile-home park are deposited directly into an account at the Company.  There are two commercial buildings making up the remainder of the collateral that are currently listed for sale.

In addition to the non-accrual loans discussed above, we may have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration that we believe in the future may impact our ability to collect all principal and interest according to the current contractual terms.  We may elect to downgrade these loans to impaired status and individually evaluate them for our allowance for loan losses.  However, at March 31, 2013 and December 31, 2012, we had no loans that met this classification.

Overall, total non-performing loans have decreased since December 31, 2012.  However, our past due balances have increased from $4.9 million at December 31, 2012 to $6.6 million at March 31, 2013.  The majority of the increase, $1.6 million, is in the 30 to 59 days past due category.  The largest addition to past due loans is a $699,000 loan to a customer who has stopped making payments and has indicated an intention to move the loan to another financial institution.  The Company is monitoring this customer and continues to be in contact with the customer regarding bringing the loan current or moving it.  In addition, the Company is currently working with two customers to get updated financial statements and establish a plan to bring their loans current.  The balance on these two loans is $756,000.  The fourth addition to past due loans in the 30 to 59 day category is a $136,000 loan that has matured.  The Company expects to renew this loan and return it to a current status.  The category of loans past due 60 to 89 days increased $313,000.  This increase is related to one home equity loan which is in the process of being renewed.  The loan is currently in matured status and is in the final stages of having new loan documents approved.  The Company anticipates the loan will return to current status.

While non-performing and impaired loans overall declined from December 31, 2012, the doubtful category increased $749,000.  There were two loans in the one-to-four family category that were re-classed from substandard to doubtful; these loans totaled $559,000.  A commercial business loan of $133,000 along with the borrower’s commercial loan of $478,000 was also re-classed from substandard to doubtful.  Offsetting these increases to the doubtful category was the sale of a home that was the collateral for a construction and land loan previously classified as doubtful.  The substandard category declined $1.4 million due primarily to the above mentioned loans being re-classed to doubtful.  In addition, there were three construction and land loans classified as substandard that had sales and or payments totaling $584,000 which further reduced the balance in the substandard category.

Charge-offs for the three-month period ending March 31, 2013 declined to $458,000 from $2.7 million for the three-month period ending March 31, 2012.  The decline is a result of a directive issued by the Office of the Comptroller of the Currency in 2012 that required all specific valuation allowances on collateral-dependent loans (valuation allowances established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged-off by March 31, 2012.  The Company adopted this methodology effective for the quarter ended March 31, 2012.  As a result, reported loan charge-offs of $2.7 million for the quarter ended March 31, 2012 were impacted by the charge-off of specific valuation allowances of $2.4 million on those collateral-dependent loans.

The allowance for loan losses to non-performing and impaired loans decreased to 49.83% at March 31, 2013 compared to 50.89% at December 31, 2012.  The allowance for loan losses to total loans increased to 1.52% at March 31, 2013 compared to 1.51% at December 31, 2012.

At March 31, 2013, First Clover Leaf Bank had 11 properties classified as foreclosed assets.  The collateral on these properties consisted of a commercial mobile-home site, farmland, three residential lot developments, one commercial development, and five single-family residences.  All of these properties were transferred into foreclosed assets at cost or the property’s fair value, less estimated costs of disposal, at the date of foreclosure.  Initial valuation adjustments, if any, are charged against the allowance for loan losses.  The properties are evaluated regularly to ensure the recorded amount is supported by its current fair value.

Results of Operations

General.  Net income increased to $1.2 million for the three months ended March 31, 2013 from $923,000 for the same period in 2012.  The increase was primarily due to a gain on sale of securities of $356,000.  During the three months ended March 31, 2013, we also experienced lower interest expense and a lower provision for loan losses that was offset by lower interest income compared to the same period in 2012.  Basic and diluted earnings per share was $0.16 for the three-month period ended March 31, 2013 and $0.12 for the comparable period in 2012.

Net interest rate spread decreased to 2.99% from 3.25% and net interest margin decreased to 3.12% from 3.43% for the three months ended March 31, 2013 compared to the same period in 2012.  Yields on loans and securities continued to decline for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in the interest rate spread was attributable to the yield on interest-earning assets declining faster than the cost of funds.  Our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate re-pricing as rates fluctuate.

Net interest income.  Net interest income decreased to $4.2 million from $4.4 million for the three months ended March 31, 2013 and 2012, respectively, primarily due to lower yields despite a higher balance of net interest-earning assets.  Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $86.1 million for the three months ended March 31, 2013, compared to $79.0 million for the same period in 2012.  The ratio of interest-earning assets to interest-bearing liabilities increased to 118.67% for the three months ended March 31, 2013 from 118.31% for the same period in 2012.  The net interest rate spread decreased to 2.99% for the three months ended March 31, 2013, compared to 3.25% for the comparable period in 2012.  The average rate earned on interest-earning assets decreased by 57 basis points for the three months ended March 31, 2013 to 3.82% from 4.39% for the same period in 2012, while the average rate paid on interest-bearing liabilities decreased by 31 basis points during these periods to 0.83% from 1.14%.

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$395,664	$4,656	4.77%	$400,605	$5,013	5.03%
Securities	94,164	457	1.97	84,049	548	2.63
Interest-earning balances from depository institutions	57,336	35	0.25	26,037	18	0.28
Total interest-earning assets	547,164	5,148	3.82	510,691	5,579	4.39
Non-interest-earning assets	50,626			43,245
Total assets	$597,790			$553,936

Interest-bearing liabilities:
Interest-bearing transaction	$232,765	296	0.52	$200,010	312	0.63
Savings deposits	26,103	24	0.37	22,690	31	0.55
Time deposits	147,007	475	1.31	150,788	724	1.93
Securities sold under agreements to repurchase	29,233	6	0.08	27,231	3	0.04
Federal Home Loan Bank advances	21,968	122	2.25	26,946	130	1.94
Subordinated debentures	4,000	21	2.13	4,000	25	2.51
Total interest-bearing liabilities	461,076	944	0.83	431,665	1,225	1.14
Non-interest-bearing liabilities	58,149			43,950
Total liabilities	519,225			475,615
Stockholders’ equity	78,565			78,321
Total liabilities and stockholders’ equity	$597,790			$553,936

Net interest income		$4,204			$4,354
Net interest rate spread (1)			2.99%			3.25%
Net interest-earning assets (2)	$86,088			$79,026
Net interest margin (3)			3.12%			3.43%
Ratio of interest-earning assets to interest-bearing liabilities			118.67%			118.31%

(1)    Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)    Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)    Net interest margin represents net interest income divided by average total interest-earning assets.

(4)    Interest on loans includes loan fees collected in the amount of $47,413 and $33,927 for the three months ended March 31, 2013 and 2012, respectively.

Interest and fee income.  Interest and fee income on loans decreased to $4.7 million for the three months ended March 31, 2013 from $5.0 million for the comparable period in 2012 primarily as a result of a lower average yield in the 2013 period in addition to a lower average balance.  The average balance of loans was $395.7 million and $400.6 million for the three months ended March 31, 2013 and 2012, respectively.  The average yield on loans decreased to 4.77% for the three months ended March 31, 2013 from 5.03% for the comparable period in 2012.

Interest income on securities decreased to $457,000 for the three months ended March 31, 2013 compared to $548,000 for the same period in 2012.  The decrease was due primarily to a lower average yield partially offset by a higher average balance.  The average balance of securities was $94.2 million and $84.0 million for the three months ended March 31, 2013 and 2012, respectively.  The average yield on securities decreased to 1.97% from 2.63% for the three months ended March 31, 2013 and 2012, respectively.

Interest on other interest-earning deposits increased to $33,000 for the three months ended March 31, 2013 from $18,000 for the comparable period in 2012.  The increase was due primarily to a higher average balance.  The average balance of other interest-earning deposits increased to $54.4 million from $20.8 million for the three months ended March 31, 2013 and 2012, respectively. The average yield on other interest-earning deposits decreased to 0.25% for the three months ended March 31, 2013 from 0.35% for the comparable period in 2012.

Interest expense.  Interest expense on deposits decreased to $795,000 for the three months ended March 31, 2013 from $1.1 million for the comparable period in 2012.  The decrease was due primarily to a decline in rate and lower average balances in time deposits.  Reduced loan demand has led to a reduced need for cash; therefore, we were able to reduce our reliance on higher yielding time deposits.  The average balance of interest-bearing deposits, comprised of interest-bearing transaction, savings deposits, and time deposits, was $405.9 million and $373.5 million for the three months ended March 31, 2013 and 2012, respectively.  The rate for time deposits decreased to 1.31% from 1.93% for the three months ended March 31, 2013 and 2012, respectively.  The rate for interest-bearing transaction accounts decreased to 0.52% from 0.63% for the three months ended March 31, 2013 and 2012, respectively.  The rate for savings deposits decreased to 0.37% from 0.55% for the three months ended March 31, 2013 and 2012, respectively.

Interest expense on Federal Home Loan Bank advances decreased to $122,000 from $130,000 for the three months ended March 31, 2013 and 2012, respectively, due primarily to a lower average balance partially offset by an increase in rate.  The average balance of Federal Home Loan Bank advances was $22.0 million and $26.9 million for the three months ended March 31, 2013 and 2012, respectively.  The average rate on Federal Home Loan Bank advances increased to 2.25% for the three months ended March 31, 2013 compared to 1.94% for the comparable period in 2012.

Interest expense on subordinated debentures decreased to $21,000 from $25,000 for the three months ended March 31, 2013 and 2012, respectively, due to a decline in rate.  The average rate on subordinated debentures declined to 2.13% for the three months ended March 31, 2013 compared to 2.51% for the comparable period in 2012.

Provision for loan losses.  Provision for loan losses decreased for the three-month period ended March 31, 2013 to $225,000 from $450,000 for the comparable period in 2012.

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

Non-interest income.  Non-interest income increased to $952,000 for the three months ended March 31, 2013 from $505,000 for the comparable period in 2012 primarily due to gains on sale of securities of $356,000 during the three months ended March 31, 2013.  These security sales allowed us to capture some of the gain in the portfolio that existed and would diminish if interest rates were to rise, or the securities were called or matured.  During the three months ended March 31, 2013, our loan servicing fees increased to $81,000 compared to $49,000 for the comparable period in 2012 primarily due to a higher balance in our sold loan portfolio.  Other income increased for the three months ended March 31, 2013 primarily due to a gain on sale of foreclosed assets of $6,000 compared to a loss of $33,000 for the same period in 2012 and rental income on foreclosed property of $23,000 for the three months ended March 31, 2013.

Non-interest expense.  Non-interest expense increased to $3.1 million for the three months ended March 31, 2013 from $3.0 million for the same period in 2012.  The increase was due primarily to an increase in compensation and employee benefits, and foreclosed asset related expenses, partially offset by a decrease in professional fees.

Compensation and employee benefits increased to $1.5 million for the three months ended March 31, 2013 from $1.4 million for the same period in 2012.  The increase was due to normal compensation and staffing decisions.

Foreclosed asset related expenses increased to $231,000 for the three months ended March 31, 2013 compared to $85,000 for the comparable period in 2012.  The increase was primarily due to a write-down of $203,000 occurring during the three months ended March 31, 2013.

Professional fees decreased to $99,000 for the three months ended March 31, 2013 compared to $177,000 for the comparable period in 2012.  The decrease was primarily due to incurring less legal fees during the three months ended March 31, 2013 compared to the comparable period in 2012.

Income taxes.  Income tax expense increased to $609,000 for the three months ended March 31, 2013 from $454,000 for the comparable period in 2012.  The increase was primarily due to a higher level of pre-tax income for the three months ended March 31, 2013 compared to the same period in 2012.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2013 and December 31, 2012, $65.1 million and $71.4 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  Principal collections on loans exceeded loan originations by $10.1 million for the three months ended March 31, 2013 and loan originations exceeded principal collections by $3.6 million for the three months ended March 31, 2012.  Cash received from calls, maturities, and principal repayments of available-for-sale investment securities totaled $4.4 million and $15.0 million for the three months ended March 31, 2013 and 2012, respectively.  We purchased $27.1 million and $16.8 million in available-for-sale investment securities during the three months ended March 31, 2013 and 2012, respectively.  We received proceeds of $6.1 million from the sale of available-for-sale investment securities during the three months ended March 31, 2013.  We did not sell any available-for-sale investment securities during the three months ended March 31, 2012.  During the three months ended March 31, 2012, the Federal Home Loan Bank of Chicago redeemed $2.1 million of excess voluntary stock.  There were no redemptions of Federal Home Loan Bank of Chicago stock for the three months ended March 31, 2013.  During the three months ended March 31, 2013, we purchased $3.0 million of bank-owned life insurance.  There were no purchases of bank-owned life insurance for the three months ended March 31, 2012.

Deposit flows are generally affected by market interest rates, the products offered by local competitors, and other factors.  Net deposits increased by $5.1 million and $8.1 million for the three months ended March 31, 2013 and 2012, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At March 31, 2013, we had $22.0 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $51.3 million. Additionally, we will sell investment securities under agreements to repurchase (commonly referred to as “repurchase agreements”) if we require additional liquidity.  At March 31, 2013 our repurchase agreements totaled $22.0 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at March 31, 2013.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual capital amounts and ratios are presented in the following table.

	As of March 31, 2013
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital to Adjusted Total Assets	$65,101,000	11.06%	$23,549,000	4.00%	$29,436,000	5.00%

Tier I Capital to Risk Weighted Assets	65,101,000	17.47%	14,905,000	4.00%	22,357,000	6.00%

Total Capital to Risk Weighted Assets	68,571,000	18.40%	29,809,000	8.00%	37,262,000	10.00%

The Company’s actual capital amounts and ratios are presented in the following table:

	As of March 31, 2013
	Actual
	Amount	Ratio
Tier I Capital to Adjusted Total Assets	$64,792,000	10.57%

Tier I Capital to Risk Weighted Assets	64,792,000	17.33%

Total Capital to Risk Weighted Assets	72,262,000	19.33%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at March 31, 2013 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments
Commitments to extend credit	$24,843,426	$28,286,836	$53,130,262	1.85% - 18.00%
Standby letters of credit	50,000	779,553	829,553	4.50% - 9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program are sold with recourse.  The Bank has an agreement to sell residential loans of up to $81.0 million to the FHLB of Chicago.  Approximately $72.2 million have been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.2 million at March 31, 2013.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.

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

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of December 31, 2012.  The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value (“NPV”).  The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 400 basis points or decreases of 100 points in 100 basis point increments.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest” column.

The tables below set forth, as of December 31, 2012, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		December 31, 2012
		NPV			Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates		NPV	Amount	Percent	NPV Ratio	Change

+400	bp	$57,089	$(26,302)	(32)%	10.28%	(351)	bp
+300	bp	64,544	(18,847)	(23)	11.38	(241)	bp
+200	bp	71,946	(11,445)	(14)	12.40	(139)	bp
+100	bp	78,843	(4,548)	(5)	13.29	(50)	bp
0	bp	83,391	—	—	13.79	0	bp
-100	bp	87,342	3,951	5	14.24	45	bp

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

The table above indicates that at December 31, 2012 in the event of a 100 basis point decrease in interest rates, we would experience a 5% increase in the net portfolio value.  In the event of a 400 basis point increase in interest rates, we would experience a 32% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at March 31, 2013, and how those exposures were managed during the three months ended March 31, 2013 have changed materially when compared to the immediately preceding quarter ended December 31, 2012.  However, the Company’s primary market risk exposure has not yet been quantified at March 31, 2013 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

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

Item 1A — Risk Factors.

Other than the information contained in this Quarterly Report on Form 10-Q, there are no material updates or additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

January 1 - 31, 2013	18,149	$6.34	18,149	100,919
February 1 - 28, 2013	500	$7.06	500	250,419
March 1 - 31, 2013	121,078	$7.91	121,078	129,341
Total	139,727		139,727

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
101:

The following financial statements for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE:	May 15, 2013	BY:	/s/ Dennis M. Terry

Dennis M. Terry,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald

Darlene F. McDonald,
Senior Vice-President and Chief Financial Officer