Form 10-Q
period 2013-06-30
First Clover Leaf Financial Corp.
filed 2013-08-14
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 2, 2013
Common Stock, par value $.10 per share	7,221,407

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

First Clover Leaf Financial Corp.

Consolidated Balance Sheets

	June 30,
	2013	December 31,
	(Unaudited)	2012
ASSETS

Cash and due from banks	$11,995,005	$23,798,795
Interest-earning deposits	11,559,012	8,161,322
Federal funds sold	56,067,318	39,454,481
Total cash and cash equivalents	79,621,335	71,414,598

Interest-earning time deposits	1,760,408	1,749,744
Securities available for sale	102,653,401	88,280,080
Federal Home Loan Bank stock	2,887,763	2,887,763
Loans, net of allowance for loan losses of $5,478,698 and $5,944,585 at June 30, 2013 and December 31, 2012, respectively	366,482,749	394,868,626
Loans held for sale	640,600	1,827,000
Property and equipment, net	10,019,189	10,157,929
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	8,357,133	5,244,335
Core deposit intangible	403,002	535,000
Foreclosed assets	6,736,786	6,505,912
Mortgage servicing rights	868,539	811,783
Accrued interest receivable	1,617,608	1,592,307
Prepaid FDIC insurance premiums	—	1,001,161
Other assets	4,334,132	2,507,471

Total assets	$597,767,968	$600,769,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$54,143,961	$60,330,245
Interest-bearing	413,727,255	400,043,801
Total deposits	467,871,216	460,374,046

Federal Home Loan Bank advances	21,974,250	21,966,750
Securities sold under agreements to repurchase	27,268,797	34,494,579
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	241,401	284,270
Other liabilities	1,080,706	1,392,984
Total liabilities	522,436,370	522,512,629

Stockholders’ Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 7,245,590 and 7,481,317 shares issued and outstanding at June 30, 2013 and December 31, 2012	724,559	748,132
Additional paid-in capital	57,820,539	59,660,244
Retained earnings	17,827,550	16,651,916
Accumulated other comprehensive income (loss)	(1,041,050)	1,196,111
Total stockholders’ equity	75,331,598	78,256,403

Total liabilities and stockholders’ equity	$597,767,968	$600,769,032

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and dividend income:
Interest and fees on loans	$4,403,689	$4,945,388	$9,059,584	$9,958,627
Securities:
Taxable interest income	248,830	302,990	478,240	650,190
Nontaxable interest income	237,506	202,855	464,535	404,240
Interest-earning deposits, federal funds sold, and other	35,964	16,414	71,203	34,104
Total interest and dividend income	4,925,989	5,467,647	10,073,562	11,047,161

Interest expense:
Deposits	715,463	965,127	1,510,548	2,032,487
Federal Home Loan Bank advances	122,451	130,750	243,931	260,764
Securities sold under agreements to repurchase	3,271	4,239	8,860	7,383
Subordinated debentures	21,939	25,046	43,407	49,652
Total interest expense	863,124	1,125,162	1,806,746	2,350,286

Net interest income	4,062,865	4,342,485	8,266,816	8,696,875

Provision for loan losses	225,000	350,000	450,000	800,000

Net interest income after provision for loan losses	3,837,865	3,992,485	7,816,816	7,896,875

Non-interest income:
Service fees on deposit accounts	94,567	93,694	177,462	185,997
Other service charges and fees	95,101	93,448	183,536	182,768
Loan servicing fees	61,371	50,115	142,542	98,831
Gain on sale of securities	3,487	—	359,138	—
Gain on sale of loans	167,638	269,511	432,810	521,078
Other	195,259	(13,511)	273,576	9,607
	617,423	493,257	1,569,064	998,281

Non-interest expense:
Compensation and employee benefits	1,561,447	1,546,636	3,106,011	2,990,255
Occupancy expense	337,541	292,379	659,345	621,381
Data processing services	190,240	171,238	372,888	351,732
Director fees	41,983	39,650	79,333	81,000
Professional fees	112,703	113,515	211,682	290,810
FDIC insurance premiums	129,000	122,504	246,000	245,008
Foreclosed asset related expenses	194,267	359,562	425,239	444,597
Amortization of core deposit intangible	66,001	70,249	131,998	140,502
Amortization of mortgage servicing rights	38,294	46,302	85,092	105,395
Other	537,758	561,739	1,018,571	1,086,145
	3,209,234	3,323,774	6,336,159	6,356,825

Income before income taxes	1,246,054	1,161,968	3,049,721	2,538,331

Income tax expense	379,680	373,463	988,285	827,290

Net income	$866,374	$788,505	$2,061,436	$1,711,041

Net income	$866,374	$788,505	$2,061,436	$1,711,041
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period	(2,535,375)	277,565	(3,191,912)	184,653
Reclassification adjustment for realized gains included in income	(3,487)	—	(359,138)	—
Tax effect	939,379	(102,699)	1,313,889	(68,321)
Net of tax	(1,599,483)	174,866	(2,237,161)	116,332
Comprehensive income (loss)	$(733,109)	$963,371	$(175,725)	$1,827,373

Basic and diluted earnings per share	$0.12	$0.10	$0.28	$0.22
Dividends per share	$0.06	$0.06	$0.12	$0.12

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$2,061,436	$1,711,041
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	(60,471)	(42,338)
Premiums and discounts on securities	489,161	(169,616)
Core deposit intangible	131,998	140,502
Mortgage servicing rights	85,092	105,395
Fair value adjustments	(29,715)	(28,351)
Provision for loan losses	450,000	800,000
Depreciation	277,910	281,322
Gain on sale of securities	(359,138)	—
Gain on sale of loans	(432,810)	(521,078)
(Gain) loss on sale of foreclosed assets	(35,767)	99,416
Write-down on foreclosed assets	273,407	329,500
Earnings on bank-owned life insurance	(112,798)	(86,596)
Increase in mortgage servicing rights	(141,848)	(159,131)
Proceeds from sales of loans held for sale	18,168,949	19,897,942
Originations of loans held for sale	(16,549,739)	(18,877,074)
Change in assets and liabilities:
Accrued interest receivable and other assets	(850,801)	493,720
Accrued interest payable	(42,869)	(106,821)
Other liabilities	1,001,611	(290,783)
Net cash provided by operating activities	4,323,608	3,577,050

Cash flows from investing activities
Purchase of interest-earning time deposits	(10,664)	(7,271)
Available for sale securities:
Purchases	(42,373,421)	(21,771,639)
Proceeds from calls, maturities, and principal repayments	15,323,155	28,384,011
Proceeds from sales	9,025,930	—
Redemption of FHLB stock	—	2,648,907
Decrease (increase) in loans	27,067,337	(5,898,444)
Purchase of property and equipment	(147,206)	(548,687)
Proceeds from the sale of foreclosed assets	475,690	525,245
Purchase of bank-owned life insurance	(3,000,000)	—
Net cash used in investing activities	6,360,821	3,332,122

(Continued)

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from financing activities
Net increase (decrease) in deposit accounts	$7,497,170	$(9,693,949)
Net decrease in securities sold under agreements to repurchase	(7,225,782)	(15,261,338)
Repurchase of common stock	(1,863,278)	(407,203)
Cash dividends paid	(885,802)	(923,197)
Net cash used in financing activities	(2,477,692)	(26,285,687)

Net increase (decrease) in cash and cash equivalents	8,206,737	(19,376,515)

Cash and cash equivalents:
Beginning	71,414,598	39,361,409

Ending	$79,621,335	$19,984,894

Supplemental schedule of noncash investing and financing activities
Assets acquired in settlement of loans	$944,204	$2,165,848
Loans made to finance sales of foreclosed assets	—	$181,500

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,842,115	$2,447,437
Income taxes, net of refunds	1,255,000	675,000

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

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

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 2 — SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities with gross unrealized gains and losses are summarized as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$30,339,891	$48,570	$(695,373)	$29,693,088
State and municipal securities	37,936,381	572,771	(1,114,703)	37,394,449
Other securities(1)	248,501	—	—	248,501
Mortgage-backed: residential	35,780,979	198,669	(662,285)	35,317,363

	$104,305,752	$820,010	$(2,472,361)	$102,653,401

	December 31, 2012
U.S. government agency obligations	$19,596,009	$212,845	$(15,352)	$19,793,502
State and municipal securities	35,068,040	1,375,995	(40,112)	36,403,923
Other securities(1)	248,501	—	—	248,501
Mortgage-backed: residential	31,468,831	427,194	(61,871)	31,834,154

	$86,381,381	$2,016,034	$(117,335)	$88,280,080

(1)  Includes a Certificate of Deposit in the amount of $245,000

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012, are summarized as follows:

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$21,384,121	$(695,373)	$—	$—	$21,384,121	$(695,373)
State and municipal securities	18,982,949	(1,114,703)	—	—	18,982,949	(1,114,703)
Mortgage-backed: residential	5,358,326	(661,298)	156,294	(987)	5,514,620	(662,285)

	$45,725,396	$(2,471,374)	$156,294	$(987)	$45,881,690	$(2,472,361)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$1,490,123	$(15,352)	$—	$—	$1,490,123	$(15,352)
State and municipal securities	6,952,889	(40,112)	—	—	6,952,889	(40,112)
Mortgage-backed: residential	13,828,613	(57,637)	329,715	(4,234)	14,158,328	(61,871)

	$22,271,625	$(113,101)	$329,715	$(4,234)	$22,601,340	$(117,335)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At June 30, 2013, the Company had 84 securities in an unrealized loss position which included: 13 agency securities, 44 state and municipal securities, and 27 mortgage-backed securities.  This is an increase of 61 securities in an unrealized loss position from 23 securities at December 31, 2012.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value at June 30, 2013, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Additionally, an item in our other securities category has no stated maturity.  Therefore, stated maturities are not disclosed for these items.

	Amortized	Fair
	Cost	Value
Due in one year or less	$8,774,832	$8,794,476
Due after one year through five years	12,413,878	12,469,289
Due after five years through ten years	27,086,003	26,451,936
Due after ten years	20,246,559	19,616,836
Other securities - non-maturing	3,501	3,501
Mortgage-backed: residential	35,780,979	35,317,363

	$104,305,752	$102,653,401

Securities with a carrying amount of approximately $71,372,000 and $77,431,000 were pledged to secure deposits as required or permitted by law at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.  The Company sold $3,299,966 of securities during the three months ending June 30, 2013 resulting in gross realized gains of $17,838 and gross realized losses of $14,351.  The Company sold $8,666,792 of securities during the six months ending June 30, 2013 resulting in gross realized gains of $373,489 and gross realized losses of $14,351.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS

The components of loans are as follows:

	At June 30,		At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$112,489,587	30.1%	$112,350,393	27.5%
Multi-family	35,474,150	9.5	42,203,212	10.3
Commercial	122,480,582	32.7	138,766,873	34.0
Construction and land	25,847,177	6.9	30,143,957	7.4
	296,291,496	79.2	323,464,435	79.2

Commercial business	64,849,804	17.3	71,251,082	17.5

Consumer:
Home equity	11,580,287	3.1	12,062,108	3.0
Automobile and other	1,436,119	0.4	1,462,909	0.3
	13,016,406	3.5	13,525,017	3.3

Total gross loans	374,157,706	100.0%	408,240,534	100.0%
Undisbursed portion of construction loans	(2,086,712)		(7,376,713)
Deferred loan origination costs (fees), net	(109,547)		(50,610)
Allowance for loan losses	(5,478,698)		(5,944,585)

Loans, net	$366,482,749		$394,868,626

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

The loan portfolio includes a concentration of loans in commercial real estate amounting to approximately $122,481,000 and $138,767,000 as of June 30, 2013 and December 31, 2012, respectively.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.  The concentration of credit within commercial real estate is taken into consideration by management in determining the allowance for loan losses.  The Company’s opinion as to the ultimate collectibility of these loans is subject to estimates regarding future cash flows from operations and the value of the property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

On occasion, the Company originates loans secured by single-family dwellings with loan to value ratios exceeding 90%.  The Company does not consider the level of such loans to be a significant concentration of credit as of June 30, 2013 or December 31, 2012.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The recorded investment in loans does not include accrued interest and loan origination fees due to immateriality.  The recorded investment in construction and land includes undisbursed commitments of approximately $2,087,000 and $7,377,000 at June 30, 2013 and December 31, 2012, respectively.

The following tables present our past-due loans, segregated by class, as of June 30, 2013 and December 31, 2012:

June 30, 2013

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$326,105	$362,268	$1,576,324	$2,264,697	$110,224,890	$112,489,587	$—
Multi-family	—	—	—	—	35,474,150	35,474,150	—
Commercial	509,730	—	79,972	589,702	121,890,880	122,480,582	—
Construction and land	—	—	—	—	25,847,177	25,847,177	—
	835,835	362,268	1,656,296	2,854,399	293,437,097	296,291,496	—

Commercial business	—	—	254,284	254,284	64,595,520	64,849,804	—

Consumer:
Home equity	—	—	30,047	30,047	11,550,240	11,580,287	—
Automobile and other	—	—	—	—	1,436,119	1,436,119	—
	—	—	30,047	30,047	12,986,359	13,016,406	—

Total	$835,835	$362,268	$1,940,627	$3,138,730	$371,018,976	$374,157,706	$—

December 31, 2012

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$318,052	$577,608	$1,811,054	$2,706,714	$109,643,679	$112,350,393	$182,770
Multi-family	—	—	—	—	42,203,212	42,203,212	—
Commercial	638,330	—	535,402	1,173,732	137,593,141	138,766,873	—
Construction and land	—	—	375,418	375,418	29,768,539	30,143,957	—
	956,382	577,608	2,721,874	4,255,864	319,208,571	323,464,435	182,770

Commercial business	217,800	—	286,692	504,492	70,746,590	71,251,082	26,234

Consumer:
Home equity	48,383	34,980	49,090	132,453	11,929,655	12,062,108	—
Automobile and other	—	4,244	5,492	9,736	1,453,173	1,462,909	—
	48,383	39,224	54,582	142,189	13,382,828	13,525,017	—

Total	$1,222,565	$616,832	$3,063,148	$4,902,545	$403,337,989	$408,240,534	$209,004

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

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

Non-accrual loans, segregated by class, are as follows:

	June 30,	December 31,
	2013	2012
Real estate loans:
One-to-four family	$2,325,909	$2,087,073
Multi-family	2,444,118	3,005,771
Commercial	2,731,132	3,466,342
Construction and land	1,658,890	2,456,419
	9,160,049	11,015,605

Commercial business	254,284	260,458

Consumer:
Home equity	162,868	185,531
Automobile and other	—	9,735
	162,868	195,266
Total non-accrual loans	$9,577,201	$11,471,329

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2013

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$721,179	$(2,773)	$500	$292,480	$1,011,386
Multi-family	743,617	(482,478)	—	298,859	559,998
Commercial	1,528,571	(134,105)	272	(321,074)	1,073,664
Construction and land	1,407,276	—	56,560	48,258	1,512,094
	4,400,643	(619,356)	57,332	318,523	4,157,142

Commercial business	1,277,300	—	3,117	(84,795)	1,195,622

Consumer
Home equity	146,285	(13,009)	—	(12,500)	120,776
Automobile and other	8,960	(7,574)	—	3,772	5,158
	155,245	(20,583)	—	(8,728)	125,934

Total	$5,833,188	$(639,939)	$60,449	$225,000	$5,478,698

Three months ended June 30, 2012

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$324,966	$(4,900)	$668	$308,449	$629,183
Multi-family	704,320	—	34,312	(47,646)	690,986
Commercial	1,639,089	(163,037)	216,069	(575,092)	1,117,029
Construction and land	2,073,420	(27,287)	1,239	207,560	2,254,932
	4,741,795	(195,224)	252,288	(106,729)	4,692,130

Commercial business	668,974	(14,647)	—	314,502	968,829

Consumer
Home equity	134,771	(92,056)	—	146,376	189,091
Automobile and other	19,121	—	—	(4,149)	14,972
	153,892	(92,056)	—	142,227	204,063

Total	$5,564,661	$(301,927)	$252,288	$350,000	$5,865,022

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

Six months ended June 30, 2013

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$847,285	$(303,235)	$16,618	$450,718	$1,011,386
Multi-family	958,303	(482,478)	—	84,173	559,998
Commercial	1,268,081	(167,251)	590	(27,756)	1,073,664
Construction and land	1,413,002	—	157,268	(58,176)	1,512,094
	4,486,671	(952,964)	174,476	448,959	4,157,142

Commercial business	1,296,114	(124,786)	7,970	16,324	1,195,622

Consumer:
Home equity	151,625	(13,009)	—	(17,840)	120,776
Automobile and other	10,175	(7,574)	—	2,557	5,158
	161,800	(20,583)	—	(15,283)	125,934

Total	$5,944,585	$(1,098,333)	$182,446	$450,000	$5,478,698

Six months ended June 30, 2012

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$777,470	$(208,362)	$668	$59,407	$629,183
Multi-family	779,680	—	34,312	(123,006)	690,986
Commercial	1,157,114	(397,265)	216,341	140,839	1,117,029
Construction and land	3,934,573	(2,123,047)	9,147	434,259	2,254,932
	6,648,837	(2,728,674)	260,468	511,499	4,692,130

Commercial business	969,669	(166,174)	2,196	163,138	968,829

Consumer:
Home equity	133,234	(92,056)	—	147,913	189,091
Automobile and other	37,522	—	—	(22,550)	14,972
	170,756	(92,056)	—	125,363	204,063

Total	$7,789,262	$(2,986,904)	$262,664	$800,000	$5,865,022

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of June 30, 2013 and December 31, 2012:

June 30, 2013

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$296,580	$714,806	$1,011,386	$2,325,909	$110,163,678	$112,489,587
Multi-family	6,001	553,997	559,998	2,444,118	33,030,032	35,474,150
Commercial	39,986	1,033,678	1,073,664	2,731,132	119,749,450	122,480,582
Construction and land	—	1,512,094	1,512,094	1,658,890	24,188,287	25,847,177
	342,567	3,814,575	4,157,142	9,160,049	287,131,447	296,291,496

Commercial business	251,688	943,934	1,195,622	392,286	64,457,518	64,849,804

Consumer:
Home equity	14,845	105,931	120,776	162,868	11,417,419	11,580,287
Automobile and other	—	5,158	5,158	—	1,436,119	1,436,119
	14,845	111,089	125,934	162,868	12,853,538	13,016,406

Total	$609,100	$4,869,598	$5,478,698	$9,715,203	$364,442,503	$374,157,706

December 31, 2012

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$210,336	$636,949	$847,285	$2,060,316	$110,290,077	$112,350,393
Multi-family	533,850	424,453	958,303	3,005,771	39,197,441	42,203,212
Commercial	34,812	1,233,269	1,268,081	3,237,893	135,528,980	138,766,873
Construction and land	—	1,413,002	1,413,002	2,456,419	27,687,538	30,143,957
	778,998	3,707,673	4,486,671	10,760,399	312,704,036	323,464,435

Commercial business	22,713	1,273,401	1,296,114	260,458	70,990,624	71,251,082

Consumer:
Home equity	28,117	123,508	151,625	185,531	11,876,577	12,062,108
Automobile and other	2,572	7,603	10,175	9,735	1,453,174	1,462,909
	30,689	131,111	161,800	195,266	13,329,751	13,525,017

Total	$832,400	$5,112,185	$5,944,585	$11,216,123	$397,024,411	$408,240,534

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

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

Loss - An asset, or portion thereof, classified as loss is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted.  This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur.  As such, it is not practical or desirable to defer the write-off.  Therefore, there is no balance to report at June 30, 2013 or December 31, 2012.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The following tables present our credit quality indicators, segregated by class, as of June 30, 2013 and December 31, 2012:

June 30, 2013

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$108,474,287	$1,481,167	$1,434,963	$1,099,170	$112,489,587
Multi-family	30,261,016	2,769,016	2,444,118	—	35,474,150
Commercial	107,140,606	9,534,370	5,725,634	79,972	122,480,582
Construction and land	23,932,018	128,800	1,786,359	—	25,847,177
	269,807,927	13,913,353	11,391,074	1,179,142	296,291,496

Commercial business	63,351,745	579,429	664,346	254,284	64,849,804

Consumer:
Home equity	11,383,086	34,333	162,868	—	11,580,287
Automobile and other	1,436,119	—	—	—	1,436,119
	12,819,205	34,333	162,868	—	13,016,406

Total	$345,978,877	$14,527,115	$12,218,288	$1,433,426	$374,157,706

December 31, 2012

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$108,197,672	$1,882,095	$1,763,954	$506,672	$112,350,393
Multi-family	36,428,424	2,769,017	3,005,771	—	42,203,212
Commercial	121,242,335	11,221,414	6,303,124	—	138,766,873
Construction and land	26,808,635	120,699	2,839,205	375,418	30,143,957
	292,677,066	15,993,225	13,912,054	882,090	323,464,435

Commercial business	70,155,966	834,657	257,897	2,562	71,251,082

Consumer:
Home equity	11,840,875	35,703	185,530	—	12,062,108
Automobile and other	1,453,175	—	4,243	5,491	1,462,909
	13,294,050	35,703	189,773	5,491	13,525,017

Total	$376,127,082	$16,863,585	$14,359,724	$890,143	$408,240,534

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for periods indicated.  The unpaid contractual balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of June 30, 2013			As of December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$1,269,741	$1,042,944	$—	$494,195	$494,195	$—
Multi-family	382,042	230,122	—	367,883	215,963	—
Commercial	2,963,843	2,651,160	—	3,015,172	2,702,491	—
Construction and land	3,432,124	1,658,890	—	4,480,653	2,456,419	—
	8,047,750	5,583,116	—	8,357,903	5,869,068	—

Commercial business	—	—	—	2,562	2,562	—

Consumer:
Home equity	118,796	118,796	—	157,413	157,413	—
Automobile and other	—	—		—	—	—
	118,796	118,796	—	157,413	157,413	—
Subtotal	$8,166,546	$5,701,912	$—	$8,517,878	$6,029,043	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$1,328,361	$1,282,965	$296,580	$1,566,121	$1,566,121	$210,336
Multi-family	2,696,474	2,213,996	6,001	2,789,808	2,789,808	533,849
Commercial	79,972	79,972	39,986	535,402	535,402	34,812
Construction and land	—	—	—	—	—	—
	4,104,807	3,576,933	342,567	4,891,331	4,891,331	778,997

Commercial business	392,286	392,286	251,688	257,896	257,896	22,713

Consumer:
Home equity	44,072	44,072	14,845	28,118	28,118	28,118
Automobile and other	—	—	—	9,735	9,735	2,572
	44,072	44,072	14,845	37,853	37,853	30,690
Subtotal	4,541,165	4,013,291	609,100	5,187,080	5,187,080	832,400
Total	$12,707,711	$9,715,203	$609,100	$13,704,958	$11,216,123	$832,400

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$1,208,214	$—	$—	$975,901	$—	$—
Multi-family	231,822	—	—	115,143	—
Commercial	2,902,229	—	—	1,409,148	—
Construction and land	1,686,959	—	—	1,934,694	—
	6,029,224	—	—	4,434,886	—	—

Commercial business	—	—	—	114,799	47	—

Consumer:
Home equity	135,984	—	—	134,870	—	—
Automobile and other	2,274	—	—	—	—	—
	138,258	—	—	134,870	—	—
Subtotal	$6,167,482	$—	$—	$4,684,555	$47	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$870,751	$—	$—	$608,986	$604	$—
Multi-family	2,465,999	—	—	3,502,070	—	—
Commercial	359,151	—	—	2,274,354	—	—
Construction and land	—	—	—	2,930,413	3,746	—
	3,695,901	—	—	9,315,823	4,350	—

Commercial business	347,693	230	—	578,144	557	—

Consumer:
Home equity	35,611	—	—	97,940	—	—
Automobile and other	1,892	—	—	—	—	—
	37,503	—	—	97,940	—	—
Subtotal	4,081,097	230	—	9,991,907	4,907	—
Total	$10,248,579	$230	$—	$14,676,462	$4,954	$—

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$970,208	$—	$—	$917,037	$8,634	$—
Multi-family	226,535	—	—	155,375	—	—
Commercial	2,835,650	—	—	1,590,961	—	—
Construction and land	1,943,446	—	—	1,948,576	4,422	—
	5,975,839	—	—	4,611,949	13,056	—

Commercial business	854	—	—	166,634	356	—

Consumer:
Home equity	143,127	—	—	302,391	—	—
Automobile and other	1,516	—	—	—	—	—
	144,643	—	—	302,391	—	—
Subtotal	$6,121,336	$—	$—	$5,080,974	$13,412	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$1,102,541	$—	$—	$983,252	$604	$—
Multi-family	2,573,935	—	—	3,469,625	27,971	—
Commercial	417,901	—	—	1,983,723	8,000	—
Construction and land	—	—	—	3,909,922	3,746	—
	4,094,377	—	—	10,346,522	40,321	—

Commercial business	317,761	230	—	816,577	1,132	—

Consumer:
Home equity	33,114	—	—	69,898	—	—
Automobile and other	4,506	—	—	—	—	—
	37,620	—	—	69,898	—	—
Subtotal	4,449,758	230	—	11,232,997	41,453	—
Total	$10,571,094	$230	$—	$16,313,971	$54,865	$—

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

The Company has allocated $176,242 of specific reserves on $7,667,053 of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013.  The Company had $584,810 of allocations of specific reserves on $8,934,496 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2012.  The Company has no commitments to lend additional amounts as of June 30, 2013 or December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and six months ended June 30, 2013, five loans totaling $223,914 were modified as troubled debt restructurings.  The modifications included one or a combination of the following: payment and maturity changes not available in the market; and a reduction of the stated interest rate of the loan.

During the three months ended June 30, 2012, five loans totaling $3,734,233 were modified as troubled debt restructurings. The modifications included one or a combination of the following: payment and maturity changes not available in the market; a reduction of the stated interest rate of the loan; and forbearance agreements.

During the six months ended June 30, 2012, six loans totaling $4,233,408 were modified as troubled debt restructurings.  The troubled debt restructurings were the result of the five modifications described in the paragraph above in addition to a construction and land loan modification during the first quarter of 2012 which was due to a reduction of the stated interest rate of the loan.

The following tables present loans, by class, modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2013 and 2012:

Three months ended June 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	4	$85,912	$88,012

Commercial business	1	138,002	138,002

Total	5	$223,914	$226,014

Three months ended June 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	1	$306,794	$306,794
Multi-family	1	449,055	223,035
Commercial	3	2,978,384	2,797,684

Total	5	$3,734,233	$3,327,513

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

Six months ended June 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	4	$85,912	$88,012

Commercial business	1	138,002	138,002

Total	5	$223,914	$226,014

Six months ended June 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	1	$306,794	$306,794
Multi-family	1	449,055	223,035
Commercial	3	2,978,384	2,797,684
Construction and land	1	499,175	504,426

Total	6	$4,233,408	$3,831,939

The troubled debt restructurings described above resulted in a net increase in the allowance for loan losses of $88,436 and charge offs of $500,723 during the six months ended June 30, 2013.

The following tables present the troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2013 and 2012.

Three and six months ended June 30, 2013

	Number of Contracts	Recorded Investment (as of period end)
Real estate loans:
One-to-four family	1	$54,024

Total	1	$54,024

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

Three and six months ended June 30, 2012

	Number of Contracts	Recorded Investment (as of period end)
Real estate loans:
One-to-four family	1	$306,794

Consumer:
Home equity	1	127,962

Total	2	$434,756

The troubled debt restructurings that subsequently defaulted, described above, resulted in a net decrease in the allowance for loan losses of $1,510 and resulted in no charge offs during the six months ended June 30, 2013.

A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

NOTE 4 - GOODWILL

In accordance with ASC Topic 350, Intangibles- Goodwill and Other, goodwill and intangible assets with indefinite useful lives are no longer amortized; rather they are assessed, at least annually, for impairment.  The Company tests goodwill for impairment on an annual basis as of September 30, or more often if events or circumstances indicate there may be impairment.  During 2012, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed.  At June 30, 2013, no indications of impairment existed for which an interim assessment was considered necessary.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 5 — EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$866,374	$788,505	$2,061,436	$1,711,041
Basic potential common shares:
Weighted average shares outstanding	7,299,696	7,680,721	7,373,567	7,692,347
Weighted average unallocated Employee Stock Ownership
Plan shares	—	—	—	—
Basic weighted average shares outstanding	7,299,696	7,680,721	7,373,567	7,692,347

Dilutive potential common shares	—	—	—	—

Diluted weighted average shares outstanding	7,299,696	7,680,721	7,373,567	7,692,347

Basic and diluted earnings per share	$0.12	$0.10	$0.28	$0.22

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

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Securities: The fair value of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1.  The Company has no securities classified within Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.  They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios.  In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month.  Because they are not price quote valuations, the pricing methods are considered Level 2 inputs.  At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company currently has no securities classified within Level 3.  During the six months ended June 30, 2013, there were no transfers between Level 1 and Level 2.  The valuation methodology was consistent for the six months ended June 30, 2013 and the year ended December 31, 2012.

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

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended June 30, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at June 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$29,693,088	$—	$29,693,088
State and municipal securities	—	37,394,449	—	37,394,449
Other securities	—	248,501	—	248,501
Mortgage-backed: residential	—	35,317,363	—	35,317,363
Total securities available for sale	$—	$102,653,401	$—	$102,653,401

	Fair Value Measurements at December 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$19,793,502	$—	$19,793,502
State and municipal securities	—	36,403,923	—	36,403,923
Other securities	—	248,501	—	248,501
Mortgage-backed: residential	—	31,834,154	—	31,834,154
Total securities available for sale	$—	$88,280,080	$—	$88,280,080

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended June 30, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at June 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
Multi-family	$—	$—	$192,500	$192,500
Commercial	—	—	804,000	804,000
Construction and land	—	—	2,718,582	2,718,582

Total foreclosed assets	$—	$—	$3,715,082	$3,715,082

Impaired loans:
Real estate loans:
One-to-four family	$—	$—	$986,385	$986,385
Multi-family	—	—	2,207,995	2,207,995
Commercial	—	—	39,986	39,986
	—	—	3,234,366	3,234,366

Commercial business	—	—	140,598	140,598

Consumer:
Home Equity	—	—	29,227	29,227
	—	—	29,227	29,227

Total impaired loans	$—	$—	$3,404,191	$3,404,191

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

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

Foreclosed assets are collateral dependent and are recorded at the lesser of the recorded investment in the receivable or the appraised value less costs to sell and may be revalued on a nonrecurring basis.  Foreclosed assets measured at fair value less costs to sell on a nonrecurring basis at June 30, 2013, had a net carrying amount of $3,715,082, which is made up of the outstanding balance of $4,749,489, net of cumulative write-downs of $1,034,407 which includes $273,407 that occurred during the six months ended June 30, 2013.  At December 31, 2012, foreclosed assets had a carrying amount of $3,681,988, which was made up of the outstanding balance of $4,342,988, net of write-downs of $661,000.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4,013,291, with a valuation allowance of $609,100 at June 30, 2013, resulting in a net increase in provision for loan losses of $584,167 for the six months ended June 30, 2013.  At December 31, 2012, impaired loans had a principal balance of $5,187,080 with a valuation allowance of $832,400, resulting in a net increase in provision for loan losses of $263,542 for the year ended December 31, 2012.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate:
Multi-family	$192,500	Sales Comparison	Adjustment for difference between comparable sales	-6% to 63%	21.3%
Commercial	804,000	Sales Comparison	Adjustment for difference between comparable sales	1% to 24%	10.5%
Construction and land	2,718,582	Sales Comparison	Adjustment for difference between comparable sales	-59% to 47%	-3.1%

Impaired loans:
Real estate loans:
One-to-four family	986,385	Sales Comparison	Adjustment for difference between comparable sales	-10% to 27%	8.4%
Multi-family	2,207,995	Sales Comparison	Adjustment for difference between comparable sales	1% to 18%	10.0%
Commercial	39,986	Liquidation Value	Adjustment to reflect realizable value	-50% to 0%	-50.0%
Commercial business	140,598	Liquidation Value	Adjustment to reflect realizable value	-85% to -1%	-43.2%
Home Equity	29,227	Sales Comparison	Adjustment for difference between comparable sales	-9% to -3%	-5.6%

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

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

JUNE 30, 2013 and DECEMBER 31, 2012

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

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following information presents estimated fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 that have not been previously presented and the methods and assumptions used to estimate those fair values.

		Fair Value Measurements at June 30, 2013 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$79,621,335	$79,621,335	$—	$—	$79,621,335
Interest-earning time deposits	1,760,408	—	1,760,408	—	1,760,408
Federal Home Loan Bank stock	2,887,763	—	—	—	N/A
Loans, net (excluding impaired loans at fair value)	363,078,558	—	—	363,158,554	363,158,554
Accrued interest receivable	1,617,608	—	498,937	1,118,671	1,617,608

Financial liabilities:
Non-interest bearing deposits	54,143,961	54,143,961	—	—	54,143,961
Interest-bearing deposits	413,727,255	274,366,480	140,447,420	—	414,813,900
Federal Home Loan Bank advances	21,974,250	—	22,145,475	—	22,145,475
Securities sold under agreement to repurchase	27,268,797	—	27,268,797	—	27,268,797
Subordinated debentures	4,000,000	—	4,000,000	—	4,000,000
Accrued interest payable	241,401	18,661	222,740	—	241,401

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

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

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component

For the Three Months Ended June 30, 2013(1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at April 1, 2013	$558,433	$558,433

Other comprehensive loss before reclassifications	(1,597,286)	(1,597,286)
Amount reclassified from accumulated other comprehensive income(2)	(2,197)	(2,197)
Net current-period other comprehensive loss	(1,599,483)	(1,599,483)

Accumulated Other Comprehensive Loss at June 30, 2013	$(1,041,050)	$(1,041,050)

(1) All amounts are net of tax.  Amounts in parentheses indicate debits.

(2) See table below for details about reclassifications.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

Reclassifications out of Accumulated Other Comprehensive Income

For the Three Months Ended June 30, 2013(1)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$3,487	Gain on sale of securities
	(1,290)	Tax expense
Total reclassifications for the period	$2,197	Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.

Changes in Accumulated Other Comprehensive Income by Component

For the Six Months Ended June 30, 2013(1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at January 1, 2013	$1,196,111	$1,196,111

Other comprehensive loss before reclassifications	(2,010,904)	(2,010,904)
Amount reclassified from accumulated other comprehensive income(2)	(226,257)	(226,257)
Net current-period other comprehensive loss	(2,237,161)	(2,237,161)

Accumulated Other Comprehensive Loss at June 30, 2013	$(1,041,050)	$(1,041,050)

(1) All amounts are net of tax.  Amounts in parentheses indicate debits.

(2) See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income

For the Six Months Ended June 30, 2013(1)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$359,138	Gain on sale of securities
	(132,881)	Tax expense
Total reclassifications for the period	$226,257	Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2012.  There was no reclassification out of accumulated other comprehensive income for this period.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and DECEMBER 31, 2012

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

Changes in Accumulated Other Comprehensive Income by Component

For the Three Months Ended June 30, 2012(1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at April 1, 2012	$1,233,647	$1,233,647

Other comprehensive loss before reclassifications	174,866	174,866
Amount reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive loss	174,866	174,866

Accumulated Other Comprehensive Income at June 30, 2012	$1,408,513	$1,408,513

(1) All amounts are net of tax.  Amounts in parentheses indicate debits.

Changes in Accumulated Other Comprehensive Income by Component

For the Six Months Ended June 30, 2012(1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at January 1, 2012	$1,292,181	$1,292,181

Other comprehensive loss before reclassifications	116,332	116,332
Amount reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive loss	116,332	116,332

Accumulated Other Comprehensive Income at June 30, 2012	$1,408,513	$1,408,513

(1) All amounts are net of tax.  Amounts in parentheses indicate debits.

NOTE 9 — SUBSEQUENT EVENTS

On July 23, 2013, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended June 30, 2013.  The dividend will be payable to stockholders of record as of August 16, 2013 and is expected to be paid on August 23, 2013.

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

Overview

First Clover Leaf had net income of $866,000 for the three months ended June 30, 2013 compared to net income of $789,000 for the same period in 2012.  The increase was primarily due to an increase in other income and a reduction in foreclosed asset related expenses.  During the three months ended June 30, 2013, we also experienced lower interest expense and a lower provision for loan losses that was offset by lower interest income compared to the same period in 2012.  Basic and diluted earnings per share was $0.12 for the three-month period ended June 30, 2013 and $0.10 for the comparable period in 2012.

First Clover Leaf had net income of $2.1 million for the six months ended June 30, 2013 compared to net income of $1.7 million for the same period in 2012.  The increase during the 2013 period was primarily due to a gain on sale of securities of $359,000 and an increase in other income.  During the six months ended June 30, 2013, we also experienced lower interest expense and a lower provision for loan losses that was offset by lower interest income compared to the same period in 2012.  Basic and diluted earnings per share was $0.28 for the six-month period ended June 30, 2013 and $0.22 for the comparable period in 2012.

Financial Condition

Total Assets.  Total assets decreased to $597.8 million at June 30, 2013 from $600.8 million at December 31, 2012.

Total cash and cash equivalents increased $8.2 million to $79.6 million at June 30, 2013 from $71.4 million at December 31, 2012.  This increase was due to normal fluctuations in business deposit accounts.

Securities available for sale increased to $102.7 million at June 30, 2013 from $88.3 million at December 31, 2012.  The increase was due primarily to purchases of $42.4 million partially offset by calls, maturities and principal repayments of $15.3 million and sales of $9.0 million.  Overall, our mortgage-backed securities increased $3.5 million, state and municipal securities increased $991,000, and U.S. government agency securities increased $9.9 million.  The U.S. government agency securities purchased primarily have call dates in the third quarter of 2013.  This strategy was utilized to invest some of our excess cash balance while new loan originations are at decreased levels.

Net loans decreased $28.4 million to $366.5 million at June 30, 2013 from $394.9 million at December 31, 2012.  This was primarily due to loan repayments exceeding loan originations.  Loans held for sale decreased to $641,000 at June 30, 2013 compared to $1.8 million at December 31, 2012.  Due to the current economic environment, we continue to see reduced loan demand.

Bank-owned life insurance increased to $8.4 million at June 30, 2013 from $5.2 million at December 31, 2012.  During the six months ended June 30, 2013, we purchased an additional $3.0 million in bank-owned life insurance.  The Company purchased the additional bank-owned life insurance to offset some of the expenses of our existing employee benefit plans, as allowed by federal regulation.  No additional benefit plans were added.

There was no prepaid FDIC insurance premium balance at June 30, 2013 compared to $1.0 million at December 31, 2012.  The FDIC insurance premium had been prepaid through 2012 and the remaining balance was reimbursed in June 2013.

Other assets increased to $4.3 million at June 30, 2013 from $2.5 million at December 31, 2012.  The increase was primarily due to a change in deferred income taxes related to the unrealized losses on securities available for sale of $1.3 million for the six months ended June 30, 2013.  Taxes receivable also increased $397,000 at June 30, 2013 compared to December 31, 2012.

Total Liabilities.  Total liabilities decreased slightly to $522.4 million at June 30, 2013 from $522.5 million at December 31, 2012.  Deposits increased to $467.9 million at June 30, 2013 from $460.4 million at December 31, 2012.  Non-interest bearing deposits decreased $6.2 million to $54.1 million at June 30, 2013 from $60.3 million at December 31, 2012 due to normal fluctuations in business deposit accounts.  Interest bearing deposits increased $13.7 million, totaling $413.7 million at June 30, 2013 compared to $400.0 million at December 31, 2012.  Securities sold under agreements to repurchase decreased $7.2 million to $27.3 million at June 30, 2013 from $34.5 million at December 31, 2012.  This decrease was due primarily to normal fluctuations in one customer’s account.  Due to the nature of this customer’s business, large fluctuations in its accounts are a normal occurrence.

Stockholders’ Equity.  Stockholders’ equity decreased to $75.3 million at June 30, 2013 from $78.3 million at December 31, 2012, principally as a result of a reduction in accumulated other comprehensive income of $2.2 million, repurchases of 235,727 shares of common stock for $1.9 million as part of the Company’s authorized ongoing stock repurchase program, and the payment of cash dividends of $886,000, partially offset by net income of $2.1 million during the six months ended June 30, 2013.

The decline in accumulated other comprehensive income is due to rising interest rates for securities which are creating unrealized losses.  It is anticipated that the increasing rate trend may continue and increase those losses.  The Company has the liquidity and ability to hold the securities until maturity and does not anticipate recognizing those losses.

Asset Quality

The following tables set forth information with respect to the Company’s non-performing and impaired loans at the dates indicated:

	June 30,	December 31,
	2013	2012

Loans 90 days or more past due and still accruing	$—	$209,004
Non-accrual loans(1)	9,577,201	11,471,329
Other impaired loans	138,002	—
Total non-performing loans	9,715,203	11,680,333
Foreclosed assets	6,736,786	6,505,912
Total non-performing assets	$16,451,989	$18,186,245

(1) Non-accrual loans includes $9,577,201 and $11,216,123 classified as impaired as of June 30, 2013 and December 31, 2012, respectively.

	June 30,	December 31,
	2013	2012
Non-performing assets to total assets	2.75%	3.03%
Non-performing loans to total loans	2.65	2.96
Allowance for loan losses to non-performing loans	56.39	50.89
Allowance for loan losses to total loans	1.49	1.51

Non-Performing and Impaired Loans and Non-Performing Assets.  At June 30, 2013, our total non-performing and impaired loans and non-performing assets were $16.5 million compared to $18.2 million at December 31, 2012.  At June 30, 2013, the Company’s non-accrual loans decreased $1.9 million to $9.6 million from $11.5 million at December 31, 2012.

At June 30, 2013, First Clover Leaf Bank had three relationships classified as non-accrual with balances in excess of $1.0 million, and one relationship with a balance slightly below $1.0 million.  The largest non-accrual relationship is a $2.2 million credit to a real estate investor.  This credit was placed in non-accrual status during the three months ended June 30, 2012.  The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs.  A $600,000 payment was received on this relationship during the third quarter of 2012, and a charge-off of $483,000 was recorded during the second quarter of 2013, all of which was previously reserved.  A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale.  The borrower has signed a forbearance agreement with the Company to aid in selling some of the properties to further reduce the debt.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.  The second relationship is a $1.7 million commercial credit secured by a retail-strip center.  The investor was experiencing cash flow difficulties due to high vacancy rates as the center recently experienced a great deal of tenant turnover.  The building is currently fully leased.  A restructuring of the loan was completed during the third quarter of 2012, and the borrowers are paying as agreed.  The loan will be considered for upgrade after an acceptable period of payment performance in accordance with our loan policy.  The Company also has a junior mortgage on the property to secure the deficiency balance.  The third credit is a $1.0 million credit to a real estate investor.  The collateral for this credit is primarily a mobile-home park along with several small commercial buildings.  Currently, the mobile-home park is struggling with vacancies and cash flow is limited.  The Company has recently restructured this loan into a two-note structure with the requirement that all rents from the mobile-home park are deposited directly into an account at the Company.  There are two commercial buildings making up the remainder of the collateral that are currently listed for sale.  A fourth credit is a $971,000 credit secured by a subdivision development.  The credit was placed on non-accrual status during the three months ended March 31, 2013.  The development was experiencing very limited lot sales, and the cash flow was not sufficient to cover the principal and interest payments.  The Company is currently working with the developer on a plan to increase lot sales.  Currently, the borrower is making interest-only payments, and the collateral is sufficient to cover the outstanding loan balance.

In addition to the non-accrual loans discussed above, we may have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration that we believe in the future may impact our ability to collect all principal and interest according to the current contractual terms.  We may elect to downgrade these loans to impaired status and individually evaluate them for our allowance for loan losses.  At June 30, 2013 there was one credit in this classification with a balance of $138,000.  There were no loans that met this classification at December 31, 2012.

Past due balances have decreased $1.8 million from $4.9 million at December 31, 2012 to $3.1 million at June 30, 2013.  The majority of the decrease, $1.1 million, is in the 90 or more days past due category.  This decline is due to the Company receiving the proceeds from the sale of a home that was the collateral for one of the past due loans, and the commercial property securing another loan being transferred into foreclosed property.  In addition to the decline in the 90 or more days past due category, the Company also reported declines in the 30-59 days past due and the 60-89 days past due categories at June 30, 2013.

While non-performing and impaired loans overall declined from December 31, 2012, loans classified as doubtful increased $543,000.  There were two one-to-four family loans that were re-classed from substandard to doubtful; these loans totaled $559,000.  There were also two commercial business loans that were re-classed from substandard to doubtful; these loans totaled $254,000. In addition, there was one commercial real estate loan of $80,000 that was re-classed from substandard to doubtful.  Offsetting these increases to the doubtful category was the sale of a home that was the collateral for a construction and land loan previously classified as doubtful.  The substandard category declined $2.1 million due primarily to the above mentioned loans being re-classed to doubtful.  In addition, there were three construction and land loans classified as substandard that had sales and or payments totaling $584,000 and a $483,000 reduction in a multi-family loan due to a charge-off that was recorded during the second quarter of 2013, which further reduced the balance in the substandard category.

Charge-offs for the six-month period ending June 30, 2013 declined to $1.1 million from $3.0 million for the six-month period ending June 30, 2012.  The decline is a result of a directive issued by the Office of the Comptroller of the Currency in 2012 that required all specific valuation allowances on collateral-dependent loans (valuation allowances established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged-off by March 31, 2012.  The Company adopted this methodology effective for the quarter ended March 31, 2012.  As a result, reported loan charge-offs of $2.7 million for the quarter ended March 31, 2012 were impacted by the charge-off of specific valuation allowances of $2.4 million on those collateral-dependent loans.

The allowance for loan losses for the six months ended June 30, 2013 indicates a higher reserve allocation balance in the one-to-four family loans than was reported at June 30, 2012.  This is a result of a higher loss allocation being applied for the period ended June 30, 2013 compared to the period ended June 30, 2012.  Comparing the same time periods for construction and land loans, the reserve allocation balance declined due to a decline in the overall loss ratio that is being applied to this category.  The allowance for loan losses to non-performing and impaired loans increased to 56.39% at June 30, 2013 compared to 50.89% at December 31, 2012.  The allowance for loan losses to total loans decreased slightly to 1.49% at June 30, 2013 compared to 1.51% at December 31, 2012.

At June 30, 2013, First Clover Leaf Bank had 12 properties classified as foreclosed assets.  The collateral on these properties consisted of a commercial mobile-home site, two commercial buildings, farmland, three residential lot developments, one commercial development, and four single-family residences.  All of these properties were transferred into foreclosed assets at cost or the property’s fair value, less estimated costs of disposal, at the date of foreclosure.  Initial valuation adjustments, if any, are charged against the allowance for loan losses.  The properties are evaluated regularly to ensure the recorded amount is supported by its current fair value.

Results of Operations

General.  Net income increased to $866,000 for the three months ended June 30, 2013 compared to net income of $789,000 for the same period in 2012.  The increase was primarily due to an increase in other income and a reduction in foreclosed asset related expenses.  During the three months ended June 30, 2013, we also experienced lower interest expense and a lower provision for loan losses that was offset by lower interest income compared to the same period in 2012.  Basic and diluted earnings per share was $0.12 for the three-month period ended June 30, 2013 and $0.10 for the comparable period in 2012.

Net income increased to $2.1 million for the six months ended June 30, 2013 compared to net income of $1.7 million for the same period in 2012.  The increase was primarily due to a gain on sale of securities of $359,000 and an increase in other income.  During the six months ended June 30, 2013, we also experienced lower interest expense and a lower provision for loan losses that was offset by lower interest income compared to the same period in 2012.  Basic and diluted earnings per share was $0.28 for the six-month period ended June 30, 2013 and $0.22 for the comparable period in 2012.

Net interest rate spread decreased to 2.92% from 3.28% and net interest margin decreased to 3.05% from 3.46% for the six months ended June 30, 2013 compared to the same period in 2012.  Yields on loans and securities continued to decline for the six months ended June 30, 2013 compared to the same period in 2012. The decrease in the interest rate spread was attributable to the yield on interest-earning assets declining faster than the cost of funds.  Our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate re-pricing as rates fluctuate.

Net interest income.  Net interest income decreased to $4.1 million from $4.3 million for the three months ended June 30, 2013 and 2012, respectively.  Net interest income decreased to $8.3 million from $8.7 million for the six months ended June 30, 2013 and 2012, respectively, primarily due to lower yields despite a higher balance of net interest-earning assets.  The increase in net interest-earning assets is primarily due to an increase in interest-earning deposits and federal funds sold which have an average yield of 0.25%.  Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $85.1 million for the six months ended June 30, 2013, compared to $80.6 million for the same period in 2012.  The ratio of interest-earning assets to interest-bearing liabilities decreased to 118.43% for the six months ended June 30, 2013 from 118.99% for the same period in 2012.  The net interest rate spread decreased to 2.92% for the six months ended June 30, 2013, compared to 3.28% for the comparable period in 2012.  The average rate earned on interest-earning assets decreased by 69 basis points for the six months ended June 30, 2013 to 3.71% from 4.40% for the same period in 2012, while the average rate paid on interest-bearing liabilities decreased by 32 basis points during these periods to 0.79% from 1.11%.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$381,170	$4,404	4.63%	$398,539	$4,945	4.99%
Securities	106,361	486	1.83	81,779	506	2.48
Interest-earning balances from depository institutions	59,399	36	0.24	19,219	16	0.33
Total interest-earning assets	546,930	4,926	3.61	499,537	5,467	4.40
Non-interest-earning assets	52,303			45,181
Total assets	$599,233			$544,718

Interest-bearing liabilities:
Interest-bearing transaction	$239,776	269	0.45	$191,534	303	0.64
Savings deposits	27,416	22	0.32	23,536	31	0.53
Time deposits	140,720	425	1.21	146,318	631	1.73
Securities sold under agreements to repurchase	28,526	3	0.04	25,015	4	0.06
Federal Home Loan Bank advances	21,972	122	2.23	26,954	131	1.95
Subordinated debentures	4,000	22	2.21	4,000	25	2.51
Total interest-bearing liabilities	462,410	863	0.75	417,357	1,125	1.08
Non-interest-bearing liabilities	59,026			48,828
Total liabilities	521,436			466,185
Stockholders’ equity	77,477			78,533
Total liabilities and stockholders’ equity	$598,913			$544,718

Net interest income		$4,063			$4,342
Net interest rate spread (1)			2.86%			3.32%
Net interest-earning assets (2)	$84,520			$82,180
Net interest margin (3)			2.98%			3.50%
Ratio of interest-earning assets to interest-bearing liabilities			118.28%			119.69%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

(4) Interest on loans includes loan fees collected in the amount of $32,617 and $60,699 for the three months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30,			Six Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$388,377	$9,060	4.70%	$399,572	$9,959	5.01%
Securities	100,296	943	1.90	82,914	1,054	2.56
Interest-earning balances from depository institutions	58,373	71	0.25	22,628	34	0.30
Total interest-earning assets	547,046	10,074	3.71	505,114	11,047	4.40
Non-interest-earning assets	51,469			44,213
Total assets	$598,515			$549,327

Interest-bearing liabilities:
Interest-bearing transaction	$236,290	565	0.48	$195,772	615	0.63
Savings deposits	26,763	46	0.35	23,113	62	0.54
Time deposits	143,846	900	1.26	148,553	1,355	1.83
Securities sold under agreements to repurchase	29,038	9	0.06	26,123	7	0.05
Federal Home Loan Bank advances	21,970	244	2.24	26,950	261	1.95
Subordinated debentures	4,000	43	2.17	4,000	50	2.51
Total interest-bearing liabilities	461,907	1,807	0.79	424,511	2,350	1.11
Non-interest-bearing liabilities	58,590			46,389
Total liabilities	520,497			470,900
Stockholders’ equity	78,018			78,427
Total liabilities and stockholders’ equity	$598,515			$549,327

Net interest income		$8,267			$8,697
Net interest rate spread (1)			2.92%			3.28%
Net interest-earning assets (2)	$85,139			$80,603
Net interest margin (3)			3.05%			3.46%
Ratio of interest-earning assets to interest-bearing liabilities			118.43%			118.99%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

(4) Interest on loans includes loan fees collected in the amount of $75,072 and $108,112 for the six months ended June 30, 2013 and 2012, respectively.

Interest and fee income.  Interest and fee income on loans decreased to $4.4 million for the three months ended June 30, 2013 from $4.9 million for the comparable period in 2012 primarily as a result of a lower average yield in the 2013 period in addition to a lower average balance.  Interest and fee income on loans decreased to $9.1 million for the six months ended June 30, 2013 from $10.0 million for the comparable period in 2012 primarily as a result of a lower average yield in the 2013 period in addition to a lower average balance.  The average balance of loans was $388.4 million and $399.6 million for the six months ended June 30, 2013 and 2012, respectively.  The average yield on loans decreased to 4.70% for the six months ended June 30, 2013 from 5.01% for the comparable period in 2012.

Interest income on securities decreased to $486,000 for the three months ended June 30, 2013 compared to $506,000 for the same period in 2012.  The decrease was due primarily to a lower average yield partially offset by a higher average balance.  Interest income on securities decreased to $943,000 for the six months ended June 30, 2013 compared to $1.1 million for the same period in 2012.  The decrease was due primarily to a lower average yield partially offset by a higher average balance.  The securities maturing or being called at this time were purchased when rates were at a higher level; therefore, the average yield is declining due to these securities currently being replaced by securities purchased at a lower rate.  The average balance of securities was $100.3 million and $82.9 million for the six months ended June 30, 2013 and 2012, respectively.  The average yield on securities decreased to 1.90% from 2.56% for the six months ended June 30, 2013 and 2012, respectively.

Interest on other interest-earning deposits increased to $36,000 for the three months ended June 30, 2013 from $16,000 for the comparable period in 2012.  The increase was due primarily to a higher average balance.  Interest on other interest-earning deposits increased to $71,000 for the six months ended June 30, 2013 from $34,000 for the comparable period in 2012.  The increase was due primarily to a higher average balance.  The average balance of other interest-earning deposits increased to $58.4 million from $22.6 million for the six months ended June 30, 2013 and 2012, respectively. The average yield on other interest-earning deposits decreased to 0.25% for the six months ended June 30, 2013 from 0.30% for the comparable period in 2012.

Interest expense.  Interest expense on deposits decreased to $716,000 for the three months ended June 30, 2013 from $965,000 for the comparable period in 2012.  The decrease was due primarily to a decline in rate and lower average balances in time deposits.  Interest expense on deposits decreased to $1.5 million for the six months ended June 30, 2013 from $2.0 million for the comparable period in 2012.  The decrease was due primarily to a decline in rate and lower average balances in time deposits.  Reduced loan demand has led to a reduced need for cash; therefore, we were able to reduce our reliance on higher yielding time deposits.  The average balance of interest-bearing deposits, comprised of interest-bearing transaction, savings deposits, and time deposits, was $406.9 million and $367.4 million for the six months ended June 30, 2013 and 2012, respectively.  The rate for time deposits decreased to 1.26% from 1.83% for the six months ended June 30, 2013 and 2012, respectively.  The rate for interest-bearing transaction accounts decreased to 0.48% from 0.63% for the six months ended June 30, 2013 and 2012, respectively.  The rate for savings deposits decreased to 0.35% from 0.54% for the six months ended June 30, 2013 and 2012, respectively.

Interest expense on Federal Home Loan Bank advances decreased to $122,000 from $131,000 for the three months ended June 30, 2013 and 2012, respectively, due primarily to a lower average balance partially offset by an increase in rate.  Interest expense on Federal Home Loan Bank advances decreased to $244,000 from $261,000 for the six months ended June 30, 2013 and 2012, respectively, due primarily to a lower average balance partially offset by an increase in rate.  The average balance of Federal Home Loan Bank advances was $22.0 million and $27.0 million for the six months ended June 30, 2013 and 2012, respectively.  The average rate on Federal Home Loan Bank advances increased to 2.24% for the six months ended June 30, 2013 compared to 1.95% for the comparable period in 2012.

Interest expense on subordinated debentures decreased to $22,000 from $25,000 for the three months ended June 30, 2013 and 2012, respectively, due to a decline in rate.  Interest expense on subordinated debentures decreased to $43,000 from $50,000 for the six months ended June 30, 2013 and 2012, respectively, due to a decline in rate.  The average rate on subordinated debentures declined to 2.17% for the six months ended June 30, 2013 compared to 2.51% for the comparable period in 2012.

Provision for loan losses.  Provision for loan losses decreased for the three-month period ended June 30, 2013 to $225,000 from $350,000 for the comparable period in 2012.  Provision for loan losses decreased for the six-month period ended June 30, 2013 to $450,000 from $800,000 for the comparable period in 2012.

Provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience coupled with current market valuations on collateral, and management’s estimate of probable losses in the portfolio as well as the level of non-performing and impaired loans.  As of June 30, 2013, our non-performing and impaired loans and the related specific reserves each decreased from June 30, 2012.  Our ratio of non-performing loans to total loans decreased to 2.65% at June 30, 2013 from 3.45% at June 30, 2012.  Charge-offs for the six months ended June 30, 2013 decreased to $1,098,333 from $2,986,904 at June 30, 2012.

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

Non-interest income.  Non-interest income increased to $617,000 for the three months ended June 30, 2013 from $493,000 for the comparable period in 2012 primarily due to an increase in other income.  This increase was primarily due to a gain on sale of foreclosed property of $30,000 during the three months ended June 30, 2013 compared to a loss on sale of foreclosed property of $67,000 during the comparable period in 2012.  Non-interest income increased to $1.6 million for the six months ended June 30, 2013 from $998,000 for the comparable period in 2012 primarily due to gains on sale of securities of $359,000 during the six months ended June 30, 2013.  These security sales allowed us to capture some of the gain in the portfolio that existed and would diminish if interest rates were to rise, or the securities were called or matured.  Other income also increased due to a gain on sale of foreclosed property of $36,000 during the six months ended June 30, 2013 compared to a loss on sale of foreclosed property of $99,000 during the comparable period in 2012.  These increases were partially offset by a reduction in gains on the sale of loans.  Gains on the sale of loans decreased $88,000 to $433,000 for the six months ended June 30, 2013 compared to $521,000 for the same period in 2012.

Non-interest expense.  Non-interest expense decreased to $3.2 million for the three months ended June 30, 2013 from $3.3 million for the same period in 2012.  The decrease was due primarily to a reduction in foreclosed asset related expenses.  Non-interest expense decreased $21,000 to $6.3 million for the six months ended June 30, 2013 from $6.4 million for the same period in 2012.  The decrease was due primarily to reductions in professional fees and internet banking expenses primarily offset by an increase in compensation and employee benefits.

Compensation and employee benefits increased to $1.6 million for the three months ended June 30, 2013 from $1.5 million for the same period in 2012.  Compensation and employee benefits increased to $3.1 million for the six months ended June 30, 2013 from $3.0 million for the same period in 2012.  The increase was due to merit increases and increased staffing levels.

Professional fees decreased to $113,000 for the three months ended June 30, 2013 compared to $114,000 for the comparable period in 2012.  Professional fees decreased to $212,000 for the six months ended June 30, 2013 compared to $291,000 for the comparable period in 2012.  The decrease was primarily due to incurring less legal fees during the six months ended June 30, 2013 compared to the comparable period in 2012.

Internet banking expenses, included in other expenses, decreased to $32,000 for the three months ended June 30, 2013 compared to $62,000 for the comparable period in 2012.  Internet banking expenses decreased to $59,000 for the six months ended June 30, 2013 compared to $120,000 for the comparable period in 2012.  The decrease was primarily due to a system conversion in 2013 which lowered our monthly expenses.

Income taxes.  Income tax expense increased to $380,000 for the three months ended June 30, 2013 from $373,000 for the comparable period in 2012.  Income tax expense increased to $988,000 for the six months ended June 30, 2013 from $827,000 for the comparable period in 2012.  The increase was primarily due to a higher level of pre-tax income for the six months ended June 30, 2013 compared to the same period in 2012.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2013 and December 31, 2012, $79.6 million and $71.4 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  Principal collections on loans exceeded loan originations by $27.1 million for the six months ended June 30, 2013 and loan originations exceeded principal collections by $5.9 million for the six months ended June 30, 2012.  Cash received from calls, maturities, and principal repayments of available-for-sale investment securities totaled $15.3 million and $28.4 million for the six months ended June 30, 2013 and 2012, respectively.  We purchased $42.4 million and $21.8 million in available-for-sale investment securities during the six months ended June 30, 2013 and 2012, respectively.  We received proceeds of $9.0 million from the sale of available-for-sale investment securities during the six months ended June 30, 2013.  We did not sell any available-for-sale investment securities during the six months ended June 30, 2012.  During the six months ended June 30, 2012, the Federal Home Loan Bank of Chicago redeemed $2.6 million of excess voluntary stock.  There were no redemptions of Federal Home

Loan Bank of Chicago stock for the six months ended June 30, 2013.  During the six months ended June 30, 2013, we purchased $3.0 million of bank-owned life insurance.  There were no purchases of bank-owned life insurance for the six months ended June 30, 2012.

Deposit flows are generally affected by market interest rates, the products offered by local competitors, and other factors.  Net deposits increased by $7.5 million for the six months ended June 30, 2013 and decreased $9.7 million for the six months ended June 30, 2012.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At June 30, 2013, we had $22.0 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $52.8 million.  Additionally, we will sell investment securities under agreements to repurchase (commonly referred to as “repurchase agreements”) if we require additional liquidity.  At June 30, 2013 our repurchase agreements totaled $27.3 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at June 30, 2013.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual capital amounts and ratios are presented in the following table.

As of June 30, 2013

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$66,117,000	11.27%	$23,463,000	4.00%	$29,329,000	5.00%

Tier I Capital to Risk Weighted Assets	66,117,000	17.43%	15,169,000	4.00%	22,754,000	6.00%

Total Capital to Risk Weighted Assets	69,479,000	18.32%	30,338,000	8.00%	37,923,000	10.00%

The Company’s actual capital amounts and ratios are presented in the following table:

As of June 30, 2013

	Actual
	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$64,498,000	10.56%

Tier I Capital to Risk Weighted Assets	64,498,000	16.97%

Total Capital to Risk Weighted Assets	71,860,000	18.91%

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.  Management is still evaluating the impact of the rule on the Company and the Bank.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at June 30, 2013 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments

Commitments to extend credit	$23,718,515	$30,531,790	$54,250,305	1.85% - 18.00%
Standby letters of credit	1,185,139	1,354,543	2,539,682	4.50% - 9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program are sold with recourse.  The Bank has an agreement to sell residential loans of up to $136.0 million to the FHLB of Chicago.  Approximately $72.2 million have been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.2 million at June 30, 2013.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.

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

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of March 31, 2013.  The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value (“NPV”).  The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 400 basis points or decreases of 100 points in 100 basis point increments.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest” column.

The tables below set forth, as of March 31, 2013 and December 31, 2012, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

March 31, 2013

		NPV			Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates		NPV	Amount	Percent	NPV Ratio	Change

+400	bp	$50,888	$(29,277)	(37)%	9.22%	(450)	bp
+300	bp	59,887	(20,278)	(25)	10.59	(265)	bp
+200	bp	67,581	(12,584)	(16)	11.66	(158)	bp
+100	bp	74,918	(5,247)	(7)	12.63	(61)	bp
0	bp	80,165	—	—	13.24	0	bp
-100	bp	84,315	4,150	5	13.72	48	bp

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

December 31, 2012

		NPV			Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates		NPV	Amount	Percent	NPV Ratio	Change

+400	bp	$57,089	$(26,302)	(32)%	10.28%	(344)	bp
+300	bp	64,544	(18,847)	(23)	11.38	(186)	bp
+200	bp	71,946	(11,445)	(14)	12.40	(84)	bp
+100	bp	78,843	(4,548)	(5)	13.29	5	bp
0	bp	83,391	—	—	13.79	55	bp
-100	bp	87,342	3,951	5	14.24	100	bp

The 2013 table above indicates that at March 31, 2013 in the event of a 100 basis point decrease in interest rates, we would experience a 5% increase in the net portfolio value.  In the event of a 400 basis point increase in interest rates, we would experience a 37% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at June 30, 2013, and how those exposures were managed during the three months ended June 30, 2013 have changed materially when compared to the immediately preceding quarter ended March 31, 2013.  However, the Company’s primary market risk exposure has not yet been quantified at June 30, 2013 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

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

Item 1A — Risk Factors.

Other than the information contained in this Quarterly Report on Form 10-Q, there are no material updates or additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

April 1 - 30, 2013	30,836	$8.15	30,836	98,505
May 1 - 31, 2013	12,205	$8.14	12,205	86,300
June 1 - 30, 2013	52,959	$8.24	52,959	33,341
Total	96,000		96,000

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
101:

The following financial statements for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE:	August 14, 2013	BY:	/s/ Dennis M. Terry

Dennis M. Terry,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald

Darlene F. McDonald,
Senior Vice-President and Chief Financial Officer