Form 10-Q
period 2013-09-30
First Clover Leaf Financial Corp.
filed 2013-11-14
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐.  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 1, 2013
Common Stock, par value $.10 per share	7,007,283

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	December 31,
	(Unaudited)	2012
ASSETS

Cash and due from banks	$16,093,715	$23,798,795
Interest-earning deposits	9,737,274	8,161,322
Federal funds sold	94,104,644	39,454,481
Total cash and cash equivalents	119,935,633	71,414,598

Interest-earning time deposits	1,764,098	1,749,744
Securities available for sale	109,825,327	88,280,080
Federal Home Loan Bank stock	2,887,763	2,887,763
Loans, net of allowance for loan losses of $5,538,603 and $5,944,585 at September 30, 2013 and December 31, 2012, respectively	369,574,807	394,868,626
Loans held for sale	—	1,827,000
Property and equipment, net	9,910,688	10,157,929
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	8,426,680	5,244,335
Core deposit intangible	337,001	535,000
Foreclosed assets	5,993,678	6,505,912
Mortgage servicing rights	884,627	811,783
Accrued interest receivable	1,691,799	1,592,307
Prepaid FDIC insurance premiums	—	1,001,161
Other assets	3,951,519	2,507,471

Total assets	$646,568,943	$600,769,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$62,779,210	$60,330,245
Interest-bearing	459,270,206	400,043,801
Total deposits	522,049,416	460,374,046

Federal Home Loan Bank advances	21,978,000	21,966,750
Securities sold under agreements to repurchase	23,537,145	34,494,579
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	221,941	284,270
Other liabilities	1,279,593	1,392,984
Total liabilities	573,066,095	522,512,629

Stockholders’ Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 7,007,283 and 7,481,317 shares issued and outstanding at September 30, 2013 and December 31, 2012	700,728	748,132
Additional paid-in capital	55,818,936	59,660,244
Retained earnings	18,254,396	16,651,916
Accumulated other comprehensive income (loss)	(1,271,212)	1,196,111
Total stockholders’ equity	73,502,848	78,256,403

Total liabilities and stockholders’ equity	$646,568,943	$600,769,032

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income:
Interest and fees on loans	$4,335,351	$4,890,979	$13,394,935	$14,849,606
Securities:
Taxable interest income	254,935	260,845	733,175	911,035
Nontaxable interest income	272,481	207,385	737,016	611,625
Interest-earning deposits, federal funds sold, and other	53,262	16,641	124,465	50,745
Total interest and dividend income	4,916,029	5,375,850	14,989,591	16,423,011

Interest expense:
Deposits	658,457	927,908	2,169,005	2,960,395
Federal Home Loan Bank advances	122,860	133,662	366,791	394,426
Securities sold under agreements to repurchase	2,310	5,468	11,170	12,851
Subordinated debentures	22,765	24,939	66,172	74,591
Total interest expense	806,392	1,091,977	2,613,138	3,442,263

Net interest income	4,109,637	4,283,873	12,376,453	12,980,748

Provision for loan losses	35,000	400,000	485,000	1,200,000

Net interest income after provision for loan losses	4,074,637	3,883,873	11,891,453	11,780,748

Non-interest income:
Service fees on deposit accounts	98,365	91,596	275,827	277,593
Other service charges and fees	90,549	93,652	274,085	276,420
Loan servicing fees	70,349	57,697	212,891	156,528
Gain on sale of securities	—	167,978	359,138	167,978
Gain on sale of loans	57,023	610,215	489,833	1,131,293
Other	100,781	177,472	374,357	187,079
	417,067	1,198,610	1,986,131	2,196,891

Non-interest expense:
Compensation and employee benefits	1,516,487	1,413,234	4,622,498	4,403,489
Occupancy expense	342,778	313,669	1,002,123	935,050
Data processing services	182,966	178,640	555,854	530,372
Director fees	55,384	34,850	134,717	115,850
Professional fees	105,141	119,510	316,823	410,320
FDIC insurance premiums	131,100	120,585	377,100	365,593
Foreclosed asset related expenses	283,019	138,469	708,258	583,066
Amortization of core deposit intangible	66,001	70,249	197,999	210,751
Amortization of mortgage servicing rights	27,514	88,416	112,606	193,811
Other	570,557	581,765	1,589,128	1,667,910
	3,280,947	3,059,387	9,617,106	9,416,212

Income before income taxes	1,210,757	2,023,096	4,260,478	4,561,427

Income tax expense	350,627	708,656	1,338,912	1,535,946

Net income	$860,130	$1,314,440	$2,921,566	$3,025,481

Net income	$860,130	$1,314,440	$2,921,566	$3,025,481
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period	(365,448)	320,386	(3,557,360)	505,039
Reclassification adjustment for realized gains included in income	—	(167,978)	(359,138)	(167,978)
Tax effect	135,286	(56,391)	1,449,175	(124,712)
Net of tax	(230,162)	96,017	(2,467,323)	212,349
Comprehensive income	$629,968	$1,410,457	$454,243	$3,237,830

Basic and diluted earnings per share	$0.12	$0.17	$0.40	$0.39
Dividends per share	$0.06	$0.06	$0.18	$0.18

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$2,921,566	$3,025,481
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	(90,160)	(68,656)
Premiums and discounts on securities	739,498	(430,839)
Core deposit intangible	197,999	210,751
Mortgage servicing rights	112,606	193,811
Fair value adjustments	(43,890)	(41,030)
Provision for loan losses	485,000	1,200,000
Depreciation	415,292	414,336
Gain on sale of securities	(359,138)	(167,978)
Gain on sale of loans	(489,833)	(1,131,293)
Gain on sale of foreclosed assets	(4,264)	(26,018)
Write-down on foreclosed assets	359,907	369,500
Earnings on bank-owned life insurance	(182,345)	(131,369)
Increase in mortgage servicing rights	(185,450)	(321,503)
Proceeds from sales of loans held for sale	23,676,132	40,199,478
Originations of loans held for sale	(21,359,299)	(38,874,435)
Change in assets and liabilities:
Accrued interest receivable and other assets	(542,379)	724,287
Accrued interest payable	(62,329)	(101,143)
Other liabilities	1,335,784	89,757
Net cash provided by operating activities	6,924,697	5,133,137

Cash flows from investing activities
Purchase of interest-earning time deposits	(14,354)	(7,271)
Available for sale securities:
Purchases	(54,478,812)	(34,569,689)
Proceeds from calls, maturities, and principal repayments	19,656,180	37,873,293
Proceeds from sales	9,025,930	4,307,679
Redemption of FHLB stock	—	3,229,072
Decrease (increase) in loans	24,507,844	(3,372,339)
Purchase of property and equipment	(180,105)	(595,429)
Proceeds from the sale of foreclosed assets	569,517	1,298,759
Purchase of bank-owned life insurance	(3,000,000)	—
Net cash provided by (used in) investing activities	(3,913,800)	8,164,075

(Continued)

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from financing activities
Net increase in deposit accounts	$61,675,370	$5,560,229
Net decrease in securities sold under agreements to repurchase	(10,957,434)	(17,311,651)
Proceeds from Federal Home Loan Bank advances	—	10,000,000
Repayments of Federal Home Loan Bank advances	—	(10,000,000)
Repurchase of common stock	(3,888,712)	(760,956)
Cash dividends paid	(1,319,086)	(1,381,303)
Net cash provided by (used in) financing activities	45,510,138	(13,893,681)

Net increase (decrease) in cash and cash equivalents	48,521,035	(596,469)

Cash and cash equivalents:
Beginning	71,414,598	39,361,409

Ending	$119,935,633	$38,764,940

Supplemental schedule of noncash investing and financing activities
Assets acquired in settlement of loans	$944,204	$2,471,211
Loans made to finance sales of foreclosed assets	531,278	180,500

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,664,217	$3,527,406
Income taxes, net of refunds	2,038,004	840,000

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

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

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 2 — SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities with gross unrealized gains and losses as of the dates indicated are summarized as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$33,289,782	$37,910	$(989,282)	$32,338,410
State and municipal securities	43,183,706	564,238	(1,287,982)	42,459,962
Other securities(1)	248,501	—	—	248,501
Mortgage-backed: residential	35,121,137	239,624	(582,307)	34,778,454

	$111,843,126	$841,772	$(2,859,571)	$109,825,327

	December 31, 2012
U.S. government agency obligations	$19,596,009	$212,845	$(15,352)	$19,793,502
State and municipal securities	35,068,040	1,375,995	(40,112)	36,403,923
Other securities(1)	248,501	—	—	248,501
Mortgage-backed: residential	31,468,831	427,194	(61,871)	31,834,154

	$86,381,381	$2,016,034	$(117,335)	$88,280,080

(1) Includes a Certificate of Deposit in the amount of $245,000

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012, are summarized as follows:

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$24,554,823	$(989,282)	$—	$—	$24,554,823	$(989,282)
State and municipal securities	22,919,534	(1,287,982)	—	—	22,919,534	(1,287,982)
Mortgage-backed: residential	21,831,542	(523,921)	2,163,098	(58,386)	23,994,640	(582,307)

	$69,305,899	$(2,801,185)	$2,163,098	$(58,386)	$71,468,997	$(2,859,571)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$1,490,123	$(15,352)	$—	$—	$1,490,123	$(15,352)
State and municipal securities	6,952,889	(40,112)	—	—	6,952,889	(40,112)
Mortgage-backed: residential	13,828,613	(57,637)	329,715	(4,234)	14,158,328	(61,871)

	$22,271,625	$(113,101)	$329,715	$(4,234)	$22,601,340	$(117,335)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At September 30, 2013, the Company had 91 securities in an unrealized loss position which included: 16 agency securities, 51 state and municipal securities, and 24 mortgage-backed securities.  This is an increase of 68 securities in an unrealized loss position from 23 securities at December 31, 2012.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of the amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value at September 30, 2013, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Additionally, an item in our other securities category has no stated maturity.  Therefore, stated maturities are not disclosed for these items.

	Amortized	Fair
	Cost	Value
Due in one year or less	$10,766,056	$10,782,542
Due after one year through five years	13,177,868	13,221,540
Due after five years through ten years	31,108,951	30,016,439
Due after ten years	21,665,613	21,022,851
Other securities - non-maturing	3,501	3,501
Mortgage-backed: residential	35,121,137	34,778,454

	$111,843,126	$109,825,327

Securities with a carrying amount of approximately $68,680,000 and $77,431,000 were pledged to secure deposits as required or permitted by law at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.  The Company received proceeds of $9,025,930 from the sale of securities during the nine months ending September 30, 2013 which includes gross realized gains of $373,489 and gross realized losses of $14,351.  There were no sales of securities during the three months ended September 30, 2013.  The Company received proceeds of $4,307,679 from the sale of securities during three and nine months ended September 30, 2012, which includes gross realized gains of $167,978.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS

The components of loans are as follows:

	At September 30,		At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$113,493,621	30.1%	$112,350,393	27.5%
Multi-family	41,407,945	11.0	42,203,212	10.3
Commercial	123,971,466	33.0	138,766,873	34.0
Construction and land	21,292,036	5.7	30,143,957	7.4
	300,165,068	79.8	323,464,435	79.2

Commercial business	62,785,913	16.7	71,251,082	17.5

Consumer:
Home equity	11,616,623	3.1	12,062,108	3.0
Automobile and other	1,504,779	0.4	1,462,909	0.3
	13,121,402	3.5	13,525,017	3.3

Total gross loans	376,072,383	100.0%	408,240,534	100.0%
Undisbursed portion of construction loans	(819,047)		(7,376,713)
Deferred loan origination costs (fees), net	(139,926)		(50,610)
Allowance for loan losses	(5,538,603)		(5,944,585)

Loans, net	$369,574,807		$394,868,626

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

The loan portfolio includes a concentration of loans in commercial real estate amounting to approximately $123,971,000 and $138,767,000 as of September 30, 2013 and December 31, 2012, respectively.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.  The concentration of credit within commercial real estate is taken into consideration by management in determining the allowance for loan losses.  The Company’s opinion as to the ultimate collectibility of these loans is subject to estimates regarding future cash flows from operations and the value of the property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

On occasion, the Company originates loans secured by single-family dwellings with loan to value ratios exceeding 90%.  The Company does not consider the level of such loans to be a significant concentration of credit as of September 30, 2013 or December 31, 2012.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The recorded investment in loans does not include accrued interest and loan origination fees due to immateriality.  The recorded investment in construction and land includes undisbursed commitments of approximately $819,000 and $7,377,000 at September 30, 2013 and December 31, 2012, respectively.

The following tables present our past-due loans, segregated by class, as of September 30, 2013 and December 31, 2012:

September 30, 2013

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$—	$299,022	$1,656,385	$1,955,407	$111,538,214	$113,493,621	$—
Multi-family	—	—	—	—	41,407,945	41,407,945	—
Commercial	589,639	544,547	39,986	1,174,172	122,797,294	123,971,466	—
Construction and land	33,964	—	—	33,964	21,258,072	21,292,036	—
	623,603	843,569	1,696,371	3,163,543	297,001,525	300,165,068	—

Commercial business	38,611	661,269	75,229	775,109	62,010,804	62,785,913	—

Consumer:
Home equity	101,285	17,234	30,047	148,566	11,468,057	11,616,623	—
Automobile and other	665	—	—	665	1,504,114	1,504,779	—
	101,950	17,234	30,047	149,231	12,972,171	13,121,402	—

Total	$764,164	$1,522,072	$1,801,647	$4,087,883	$371,984,500	$376,072,383	$—

December 31, 2012

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$318,052	$577,608	$1,811,054	$2,706,714	$109,643,679	$112,350,393	$182,770
Multi-family	—	—	—	—	42,203,212	42,203,212	—
Commercial	638,330	—	535,402	1,173,732	137,593,141	138,766,873	—
Construction and land	—	—	375,418	375,418	29,768,539	30,143,957	—
	956,382	577,608	2,721,874	4,255,864	319,208,571	323,464,435	182,770

Commercial business	217,800	—	286,692	504,492	70,746,590	71,251,082	26,234

Consumer:
Home equity	48,383	34,980	49,090	132,453	11,929,655	12,062,108	—
Automobile and other	—	4,244	5,492	9,736	1,453,173	1,462,909	—
	48,383	39,224	54,582	142,189	13,382,828	13,525,017	—

Total	$1,222,565	$616,832	$3,063,148	$4,902,545	$403,337,989	$408,240,534	$209,004

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or collection of additional interest is deemed insufficient to warrant further accrual.  Generally, we place all loans 90 days or more past due on non-accrual status.  However, exceptions may occur when a loan is in process of renewal, but it has not yet been completed.  In addition, we may place any loan on non-accrual status if any part of it is classified as loss or if any part has been charged-off.  When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed.  Subsequent payments are applied to the outstanding principal balance.

Non-accrual loans, segregated by class, are as follows:

	September 30,	December 31,
	2013	2012
Real estate loans:
One-to-four family	$2,312,386	$2,087,073
Multi-family	2,415,095	3,005,771
Commercial	1,245,444	3,466,342
Construction and land	1,242,987	2,456,419
	7,215,912	11,015,605

Commercial business	217,340	260,458

Consumer:
Home equity	146,839	185,531
Automobile and other	—	9,735
	146,839	195,266
Total non-accrual loans	$7,580,091	$11,471,329

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2013

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,011,386	$(199,030)	$418	$122,716	$935,490
Multi-family	559,998	—	—	92,785	652,783
Commercial	1,073,664	(49,499)	204,091	210,213	1,438,469
Construction and land	1,512,094	—	57,000	(259,470)	1,309,624
	4,157,142	(248,529)	261,509	166,244	4,336,366

Commercial business	1,195,622	(10,328)	15,997	(116,554)	1,084,737

Consumer
Home equity	120,776	—	233	(7,720)	113,289
Automobile and other	5,158	—	6,023	(6,970)	4,211
	125,934	—	6,256	(14,690)	117,500

Total	$5,478,698	$(258,857)	$283,762	$35,000	$5,538,603

Three months ended September 30, 2012

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$629,183	$(54,664)	$504	$84,682	$659,705
Multi-family	690,986	—	—	(131,373)	559,613
Commercial	1,117,029	(178,781)	4,946	61,992	1,005,186
Construction and land	2,254,932	—	6,169	(180,527)	2,080,574
	4,692,130	(233,445)	11,619	(165,226)	4,305,078

Commercial business	968,829	(383,575)	9,801	595,069	1,190,124

Consumer
Home equity	189,091	—	—	(20,671)	168,420
Automobile and other	14,972	—	—	(9,172)	5,800
	204,063	—	—	(29,843)	174,220

Total	$5,865,022	$(617,020)	$21,420	$400,000	$5,669,422

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

Nine months ended September 30, 2013

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$847,285	$(502,265)	$17,036	$573,434	$935,490
Multi-family	958,303	(482,478)	—	176,958	652,783
Commercial	1,268,081	(216,750)	204,681	182,457	1,438,469
Construction and land	1,413,002	—	214,268	(317,646)	1,309,624
	4,486,671	(1,201,493)	435,985	615,203	4,336,366

Commercial business	1,296,114	(135,114)	23,967	(100,230)	1,084,737

Consumer:
Home equity	151,625	(13,009)	233	(25,560)	113,289
Automobile and other	10,175	(7,574)	6,023	(4,413)	4,211
	161,800	(20,583)	6,256	(29,973)	117,500

Total	$5,944,585	$(1,357,190)	$466,208	$485,000	$5,538,603

Nine months ended September 30, 2012

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$777,470	$(263,026)	$1,172	$144,089	$659,705
Multi-family	779,680	—	34,312	(254,379)	559,613
Commercial	1,157,114	(576,046)	221,287	202,831	1,005,186
Construction and land	3,934,573	(2,123,047)	15,316	253,732	2,080,574
	6,648,837	(2,962,119)	272,087	346,273	4,305,078

Commercial business	969,669	(549,749)	11,997	758,207	1,190,124

Consumer:
Home equity	133,234	(92,056)	—	127,242	168,420
Automobile and other	37,522	—	—	(31,722)	5,800
	170,756	(92,056)	—	95,520	174,220

Total	$7,789,262	$(3,603,924)	$284,084	$1,200,000	$5,669,422

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of September 30, 2013 and December 31, 2012:

September 30, 2013

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$84,846	$850,644	$935,490	$2,361,385	$111,132,236	$113,493,621
Multi-family	—	652,783	652,783	2,415,095	38,992,850	41,407,945
Commercial	147,130	1,291,339	1,438,469	1,835,083	122,136,383	123,971,466
Construction and land	—	1,309,624	1,309,624	1,242,987	20,049,049	21,292,036
	231,976	4,104,390	4,336,366	7,854,550	292,310,518	300,165,068

Commercial business	203,612	881,125	1,084,737	351,270	62,434,643	62,785,913

Consumer:
Home equity	456	112,833	113,289	164,561	11,452,062	11,616,623
Automobile and other	—	4,211	4,211	—	1,504,779	1,504,779
	456	117,044	117,500	164,561	12,956,841	13,121,402

Total	$436,044	$5,102,559	$5,538,603	$8,370,381	$367,702,002	$376,072,383

December 31, 2012

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$210,336	$636,949	$847,285	$2,060,316	$110,290,077	$112,350,393
Multi-family	533,850	424,453	958,303	3,005,771	39,197,441	42,203,212
Commercial	34,812	1,233,269	1,268,081	3,237,893	135,528,980	138,766,873
Construction and land	—	1,413,002	1,413,002	2,456,419	27,687,538	30,143,957
	778,998	3,707,673	4,486,671	10,760,399	312,704,036	323,464,435

Commercial business	22,713	1,273,401	1,296,114	260,458	70,990,624	71,251,082

Consumer:
Home equity	28,117	123,508	151,625	185,531	11,876,577	12,062,108
Automobile and other	2,572	7,603	10,175	9,735	1,453,174	1,462,909
	30,689	131,111	161,800	195,266	13,329,751	13,525,017

Total	$832,400	$5,112,185	$5,944,585	$11,216,123	$397,024,411	$408,240,534

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

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

Loss - An asset, or portion thereof, classified as loss is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted.   This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur.  As such, it is not practical or desirable to defer the write-off.  Therefore, there is no balance to report at September 30, 2013 or December 31, 2012.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The following tables present our credit quality indicators, segregated by class, as of September 30, 2013 and December 31, 2012:

September 30, 2013

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$109,446,657	$1,685,579	$1,625,010	$736,375	$113,493,621
Multi-family	36,223,834	2,769,016	2,415,095	—	41,407,945
Commercial	110,413,475	9,329,184	4,188,821	39,986	123,971,466
Construction and land	19,923,148	—	1,368,888	—	21,292,036
	276,007,114	13,783,779	9,597,814	776,361	300,165,068

Commercial business	61,679,591	555,053	476,041	75,228	62,785,913

Consumer:
Home equity	11,418,364	33,698	164,561	—	11,616,623
Automobile and other	1,504,779	—	—	—	1,504,779
	12,923,143	33,698	164,561	—	13,121,402

Total	$350,609,848	$14,372,530	$10,238,416	$851,589	$376,072,383

December 31, 2012

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$108,197,672	$1,882,095	$1,763,954	$506,672	$112,350,393
Multi-family	36,428,424	2,769,017	3,005,771	—	42,203,212
Commercial	121,242,335	11,221,414	6,303,124	—	138,766,873
Construction and land	26,808,635	120,699	2,839,205	375,418	30,143,957
	292,677,066	15,993,225	13,912,054	882,090	323,464,435

Commercial business	70,155,966	834,657	257,897	2,562	71,251,082

Consumer:
Home equity	11,840,875	35,703	185,530	—	12,062,108
Automobile and other	1,453,175	—	4,243	5,491	1,462,909
	13,294,050	35,703	189,773	5,491	13,525,017

Total	$376,127,082	$16,863,585	$14,359,724	$890,143	$408,240,534

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for periods indicated.  The unpaid contractual balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of September 30, 2013			As of December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$1,521,393	$1,250,344	$—	$494,195	$494,195	$—
Multi-family	3,049,493	2,415,095	—	367,883	215,963	—
Commercial	809,404	809,404	—	3,015,172	2,702,491	—
Construction and land	3,016,221	1,242,987	—	4,480,653	2,456,419	—
	8,396,511	5,717,830	—	8,357,903	5,869,068	—

Commercial business	68,150	57,822	—	2,562	2,562	—

Consumer:
Home equity	134,514	134,514	—	157,413	157,413	—
Automobile and other	—	—		—	—	—
	134,514	134,514	—	157,413	157,413	—
Subtotal	$8,599,175	$5,910,166	$—	$8,517,878	$6,029,043	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$1,311,217	$1,111,041	$84,846	$1,566,121	$1,566,121	$210,336
Multi-family	—	—	—	2,789,808	2,789,808	533,849
Commercial	1,209,063	1,025,679	147,130	535,402	535,402	34,812
Construction and land	—	—	—	—	—	—
	2,520,280	2,136,720	231,976	4,891,331	4,891,331	778,997

Commercial business	293,448	293,448	203,612	257,896	257,896	22,713

Consumer:
Home equity	30,047	30,047	456	28,118	28,118	28,118
Automobile and other	—	—	—	9,735	9,735	2,572
	30,047	30,047	456	37,853	37,853	30,690
Subtotal	2,843,775	2,460,215	436,044	5,187,080	5,187,080	832,400
Total	$11,442,950	$8,370,381	$436,044	$13,704,958	$11,216,123	$832,400

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$1,146,644	$517	$—	$883,460	$—	$—
Multi-family	1,322,609	—	—	110,267	—	—
Commercial	1,730,282	10,134	—	2,774,179	—	—
Construction and land	1,450,938	—	—	2,007,976	5,900	—
	5,650,473	10,651	—	5,775,882	5,900	—

Commercial business	28,911	—	—	137,408	569	—

Consumer:
Home equity	126,655	315	—	141,763	—	—
Automobile and other	—	—	—	1,721	—	—
	126,655	315	—	143,484	—	—
Subtotal	$5,806,039	$10,966	$—	$6,056,774	$6,469	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$1,197,003	$—	$—	$601,068	$—	$—
Multi-family	1,106,998	—	—	3,206,090	—	—
Commercial	552,825	—	—	541,666	—	—
Construction and land	—	—	—	1,077,650	—	—
	2,856,826	—	—	5,426,474	—	—

Commercial business	342,867	2,318	—	556,251	—	—

Consumer:
Home equity	37,060	—	—	51,578	—	—
Automobile and other	—	—	—	2,713	—	—
	37,060	—	—	54,291	—	—
Subtotal	3,236,753	2,318	—	6,037,016	—	—
Total	$9,042,792	$13,284	$—	$12,093,790	$6,469	$—

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$1,040,242	$517	$—	$908,408	$8,634	$—
Multi-family	773,675	—	—	171,665	—	—
Commercial	2,329,088	10,134	—	1,880,889	—	—
Construction and land	1,768,331	—	—	2,100,065	10,322	—
	5,911,336	10,651	—	5,061,027	18,956	—

Commercial business	15,096	—	—	179,918	925	—

Consumer:
Home equity	140,974	315	—	262,230	—	—
Automobile and other	1,137	—	—	860	—	—
	142,111	315	—	263,090	—	—
Subtotal	$6,068,543	$10,966	$—	$5,504,035	$19,881	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$1,104,666	$—	$—	$842,127	$604	$—
Multi-family	1,930,451	—	—	3,304,568	27,971	—
Commercial	569,846	—	—	1,622,268	8,000	—
Construction and land	—	—	—	2,932,441	3,746	—
	3,604,963	—	—	8,701,404	40,321	—

Commercial business	311,683	2,548	—	677,244	1,132	—

Consumer:
Home equity	32,347	—	—	65,126	—	—
Automobile and other	3,380	—	—	1,357	—	—
	35,727	—	—	66,483	—	—
Subtotal	3,952,373	2,548	—	$9,445,131	$41,453	$—
Total	$10,020,916	$13,514	$—	$14,949,166	$61,334	$—

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

The Company has allocated $340,380 of specific reserves on $6,559,796 of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013.  The Company had $584,810 of allocations of specific reserves on $8,934,496 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2012.  The Company has no commitments to lend additional amounts as of September 30, 2013 or December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended September 30, 2013, six loans totaling $1,019,972 were modified as troubled debt restructurings.  The modifications included one or a combination of the following: payment and maturity changes not available in the market; and a reduction of the stated interest rate of the loan.

During the nine months ended September 30, 2013, 11 loans totaling $1,243,886 were modified as troubled debt restructurings.  The modifications included one or a combination of the following: payment and maturity changes not available in the market; and a reduction of the stated interest rate of the loan.

During the three months ended September 30, 2012, there were no loans modified as troubled debt restructurings.  During the nine months ended September 30, 2012, six loans totaling $4,233,408 were modified as troubled debt restructurings.  The modifications included one or a combination of the following: payment and maturity changes not available in the market; a reduction of the stated interest rate of the loan; and forbearance agreements.

The following tables present loans, by class, modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2013 and the nine months ended September 2012:

Three months ended September 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	1	$49,678	$49,000
Commercial	3	809,404	809,404
	4	859,082	858,404

Commercial business	1	142,112	142,112

Consumer:
Home equity	1	18,778	17,722

Total	6	$1,019,972	$1,018,238

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

Nine months ended September 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
Real estate loans:
One-to-four family	5	$135,590	$134,277
Commercial	3	809,404	809,404
	8	944,994	943,681

Commercial business	2	280,114	276,041

Consumer:
Home equity	1	18,778	17,722

Total	11	$1,243,886	$1,237,444

Nine months ended September 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
Real estate loans:
One-to-four family	1	$306,794	$303,503
Multi-family	1	449,055	220,535
Commercial	3	2,978,384	2,750,673
Construction and land	1	499,175	—

Total	6	$4,233,408	$3,274,711

The troubled debt restructurings described above resulted in a net increase in the allowance for loan losses of $252,574 and charge offs of $500,723 during the nine months ended September 30, 2013.

The following tables present the troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2013 and 2012.

Three and nine months ended September 30, 2013

	Number of Contracts	Recorded Investment (as of period end)
Real estate loans:
One-to-four family	1	$53,152

Total	1	$53,152

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 3 - LOANS (Continued)

Three and nine months ended September 30, 2012

	Number of Contracts	Recorded Investment (as of period end)
Real estate loans:
One-to-four family	1	$303,503

Total	1	$303,503

The troubled debt restructurings that subsequently defaulted, described above, resulted in a net increase in the allowance for loan losses of $2,289 and resulted in no charge offs during the nine months ended September 30, 2013.

A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

NOTE 4 - GOODWILL

In accordance with ASC Topic 350, Intangibles- Goodwill and Other, goodwill and intangible assets with indefinite useful lives are no longer amortized; rather they are assessed, at least annually, for impairment.  The Company tests goodwill for impairment on an annual basis as of September 30, or more often if events or circumstances indicate there may be impairment.  During 2013, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 5 — EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$860,130	$1,314,440	$2,921,566	$3,025,481
Basic potential common shares:
Weighted average shares outstanding	7,160,909	7,635,819	7,301,902	7,673,272
Weighted average unallocated Employee Stock Ownership Plan shares	—	—	—	—
Basic weighted average shares outstanding	7,160,909	7,635,819	7,301,902	7,673,272

Dilutive potential common shares	—	—	—	—

Diluted weighted average shares outstanding	7,160,909	7,635,819	7,301,902	7,673,272

Basic and diluted earnings per share	$0.12	$0.17	$0.40	$0.39

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

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Securities: The fair value of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1.  The Company has no securities classified within Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.  They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios.  In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month.  Because they are not price quote valuations, the pricing methods are considered Level 2 inputs.  At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company currently has no securities classified within Level 3.  During the nine months ended September 30, 2013, there were no transfers between Level 1 and Level 2.  The valuation methodology was consistent for the nine months ended September 30, 2013 and the year ended December 31, 2012.

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

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended September 30, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at September 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$32,338,410	$—	$32,338,410
State and municipal securities	—	42,459,962	—	42,459,962
Other securities	—	248,501	—	248,501
Mortgage-backed: residential	—	34,778,454	—	34,778,454
Total securities available for sale	$—	$109,825,327	$—	$109,825,327

	Fair Value Measurements at December 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$19,793,502	$—	$19,793,502
State and municipal securities	—	36,403,923	—	36,403,923
Other securities	—	248,501	—	248,501
Mortgage-backed: residential	—	31,834,154	—	31,834,154
Total securities available for sale	$—	$88,280,080	$—	$88,280,080

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended September 30, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at September 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
One-to-four family	$—	$—	$103,500	$103,500
Multi-family	—	—	118,100	118,100
Commercial	—	—	788,070	788,070
Construction and land	—	—	2,687,740	2,687,740

Total foreclosed assets	$—	$—	$3,697,410	$3,697,410

Impaired loans:
Real estate loans:
One-to-four family	$—	$—	$1,026,195	$1,026,195
Commercial	—	—	878,549	878,549
	—	—	1,904,744	1,904,744

Commercial business	—	—	89,836	89,836

Consumer:
Home Equity	—	—	29,591	29,591
	—	—	29,591	29,591

Total impaired loans	$—	$—	$2,024,171	$2,024,171

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

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

Foreclosed assets are collateral dependent and are recorded at the lesser of the recorded investment in the receivable or the appraised value less costs to sell and may be revalued on a nonrecurring basis.  Foreclosed assets measured at fair value less costs to sell on a nonrecurring basis at September 30, 2013, had a net carrying amount of $3,697,410, which is made up of the outstanding balance of $4,818,317, net of cumulative write-downs of $1,120,907.  During the three and nine months ended September 30, 2013, we recorded write-downs of $86,500 and $359,907, respectively.  At December 31, 2012, foreclosed assets had a carrying amount of $3,681,988, which was made up of the outstanding balance of $4,342,988, net of write-downs of $661,000.  During the three and nine months ended September 30, 2012, we recorded write-downs of $40,000 and $369,500, respectively.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,460,215, with a valuation allowance of $436,044 at September 30, 2013, resulting in a net increase in provision for loan losses of $36,160 and $302,351 for the three and nine months ended September 30, 2013, respectively.  At December 31, 2012, impaired loans had a principal balance of $5,187,080 with a valuation allowance of $832,400. Provisions for loan losses on impaired loans during the three and nine months ended September 30, 2012 decreased $323,000 and increased $614,000, respectively.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate:
One-to-four family	$103,500	Sales Comparison	Adjustment for difference between comparable sales	-2% to 20%	8.3%
Multi-family	118,100	Sales Comparison	Adjustment for difference between comparable sales	2% to 26%	21.3%
Commercial	788,070	Sales Comparison	Adjustment for difference between comparable sales	1% to 24%	10.5%
Construction and land	2,687,740	Sales Comparison	Adjustment for difference between comparable sales	-59% to 47%	-3.1%

Impaired loans:
Real estate loans:
One-to-four family	1,026,195	Sales Comparison	Adjustment for difference between comparable sales	-10% to 27%	4.2%
Commercial	878,549	Sales Comparison	Adjustment for difference between comparable sales	-83% to 67%	-37.7%
Commercial business	89,836	Sales Comparison	Adjustment for difference between comparable sales	-17% to 16%	2.7%
Home Equity	29,591	Sales Comparison	Adjustment for difference between comparable sales	-9% to -3%	-5.6%

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

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

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

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

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following information presents estimated fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 that have not been previously presented and the methods and assumptions used to estimate those fair values.

		Fair Value Measurements at September 30, 2013 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$119,935,633	$119,935,633	$—	$—	$119,935,633
Interest-earning time deposits	1,764,098	—	1,764,098	—	1,764,098
Federal Home Loan Bank stock	2,887,763	—	—	—	N/A
Loans, net (excluding impaired loans at fair value)	367,550,636	—	—	370,560,924	370,560,924
Accrued interest receivable	1,691,799	—	602,193	1,089,606	1,691,799

Financial liabilities:
Non-interest bearing deposits	62,779,210	62,779,210	—	—	62,779,210
Interest-bearing deposits	459,270,206	327,953,088	132,325,513	—	460,278,601
Federal Home Loan Bank advances	21,978,000	—	22,137,263	—	22,137,263
Securities sold under agreement to repurchase	23,537,145	—	23,537,145	—	23,537,145
Subordinated debentures	4,000,000	—	4,000,000	—	4,000,000
Accrued interest payable	221,941	17,257	204,684	—	221,941

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

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

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income for the nine months ended September 30, 2013.  There was no reclassification out of accumulated other comprehensive loss for the three months ended September 30, 2013.

Changes in Accumulated Other Comprehensive Loss by Component

For the Three Months Ended September 30, 2013(1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Loss at July 1, 2013	$(1,041,050)	$(1,041,050)

Other comprehensive loss before reclassifications	(230,162)	(230,162)
Amount reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive loss	(230,162)	(230,162)

Accumulated Other Comprehensive Loss at September 30, 2013	$(1,271,212)	$(1,271,212)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

For the Nine Months Ended September 30, 2013(1)

	Unrealized Gains and Losses on Available-for- Sale Securities	Total
Accumulated Other Comprehensive Income at January 1, 2013	$1,196,111	$1,196,111

Other comprehensive loss before reclassifications	(2,241,066)	(2,241,066)
Amount reclassified from accumulated other comprehensive income(2)	(226,257)	(226,257)
Net current-period other comprehensive loss	(2,467,323)	(2,467,323)

Accumulated Other Comprehensive Loss at September 30, 2013	$(1,271,212)	$(1,271,212)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

(2) See table below for details about reclassifications.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Reclassifications out of Accumulated Other Comprehensive Income

For the Nine Months Ended September 30, 2013(1)

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

The following tables summarize the changes within each classification of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2012, and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component

For the Three Months Ended September 30, 2012(1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at July 1, 2012	$1,408,513	$1,408,513

Other comprehensive income before reclassifications	201,843	201,843
Amount reclassified from accumulated other comprehensive income(2)	(105,826)	(105,826)
Net current-period other comprehensive income	96,017	96,017

Accumulated Other Comprehensive Income at September 30, 2012	$1,504,530	$1,504,530

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

(2) See table below for details about reclassifications.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Changes in Accumulated Other Comprehensive Income by Component

For the Nine Months Ended September 30, 2012(1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at January 1, 2012	$1,292,181	$1,292,181

Other comprehensive income before reclassifications	318,175	318,175
Amount reclassified from accumulated other comprehensive income(2)	(105,826)	(105,826)
Net current-period other comprehensive income	212,349	212,349

Accumulated Other Comprehensive Income at September 30, 2012	$1,504,530	$1,504,530

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

(2) See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income
For the Three and Nine Months Ended September 30, 2012(1)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$167,978	Gain on sale of securities
	(62,152)	Tax expense
Total reclassifications for the period	105,826	Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.

NOTE 9 — SUBSEQUENT EVENTS

On October 22, 2013, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended September 30, 2013.  The dividend will be payable to stockholders of record as of November 15, 2013 and is expected to be paid on November 22, 2013.

FIRST CLOVER LEAF FINANCIAL CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including, but not limited to changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and allowance for loan losses requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes resulting from shutdowns of the federal government; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution you not to place undue reliance on any such forward-looking statements, which only speak as of the date made.  The Company wishes to advise you that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  Management makes significant estimates and has identified the allowance for loan losses and goodwill as critical accounting policies due to the higher degree of judgment and complexity than its other significant accounting estimates.

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

Goodwill.  Historically, First Clover Leaf has grown through acquisitions accounted for under the purchase method of accounting in effect at the time of the acquisitions.  Under the purchase method, First Clover Leaf was required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to periodic amortization.

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

The goodwill impairment analysis allows the assessment of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying value.  If it is determined that we should proceed with impairment testing, we then estimate the fair value of our single reporting unit as of the measurement date utilizing two approaches including the comparable transactions approach, and the control premium approach which utilizes the company’s stock price.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  During 2013, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed.  Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations. In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.

Overview

First Clover Leaf had net income of $860,000 for the three months ended September 30, 2013 compared to net income of $1.3 million for the same period in 2012.  The decrease was primarily due to a decline in gain on sale of loans and lower interest income offset in part by lower interest expense, lower provision for loan losses, and lower income tax expense.  Basic and diluted earnings per share was $0.12 for the three-month period ended September 30, 2013 and $0.17 for the comparable period in 2012.

First Clover Leaf had net income of $2.9 million for the nine months ended September 30, 2013 compared to net income of $3.0 million for the same period in 2012.  The decrease during the 2013 period was primarily due to declines in interest income and in gain on sale of loans partially offset by reductions in interest expense and in provision for loan losses.  During the nine months ended September 30, 2013, we also experienced higher non-interest expenses and lower income tax expense compared to the same period in 2012.  Basic and diluted earnings per share was $0.40 for the nine-month period ended September 30, 2013 and $0.39 for the comparable period in 2012.

Financial Condition

Total Assets.  Total assets increased to $646.6 million at September 30, 2013 from $600.8 million at December 31, 2012.

Total cash and cash equivalents increased $48.5 million to $119.9 million at September 30, 2013 from $71.4 million at December 31, 2012.  This increase was due to normal fluctuations in certain business deposit accounts and the transitional nature of other business accounts.

Securities available for sale increased to $109.8 million at September 30, 2013 from $88.3 million at December 31, 2012.  The increase was due primarily to purchases of $54.5 million partially offset by calls, maturities and principal repayments of $19.7 million and sales of $9.0 million.  Overall, our mortgage-backed securities increased $2.9 million, state and municipal securities increased $6.1 million and U.S. government agency securities increased $12.5 million.  The securities purchased primarily have short-term call dates.  This strategy was utilized to invest some of our excess cash balance while new loan originations are at decreased levels.

Net loans decreased $25.3 million to $370.0 million at September 30, 2013 from $394.9 million at December 31, 2012.  This was primarily due to loan repayments exceeding loan originations.  We had no loans held for sale at September 30, 2013 compared to $1.8 million at December 31, 2012.  Due to the current economic environment, we continue to see reduced loan demand.

Bank-owned life insurance increased to $8.4 million at September 30, 2013 from $5.2 million at December 31, 2012.  During the nine months ended September 30, 2013, we purchased an additional $3.0 million in bank-owned life insurance.  The Company purchased the additional bank-owned life insurance to offset some of the expenses of our existing employee benefit plans, as allowed by federal regulation.  No additional benefit plans were added.

There was no prepaid FDIC insurance premium balance at September 30, 2013 compared to $1.0 million at December 31, 2012.  In December 2009, the FDIC required all insured depository institutions to prepay their estimated assessments through 2012.  Our actual assessment expense was less than estimated, and the remaining balance was reimbursed in June 2013.

Other assets increased to $4.0 million at September 30, 2013 from $2.5 million at December 31, 2012.  The increase was primarily due to a change in deferred income taxes of $1.4 million related to the unrealized losses on securities available for sale for the nine months ended September 30, 2013.

Total Liabilities.  Total liabilities increased to $573.1 million at September 30, 2013 from $522.5 million at December 31, 2012.  Deposits increased to $522.0 million at September 30, 2013 from $460.4 million at December 31, 2012.  Non-interest bearing deposits increased $2.5 million to $62.8 million at September 30, 2013 from $60.3 million at December 31, 2012 due to normal fluctuations in business deposit accounts.  Interest bearing deposits increased $59.3 million, to $459.3 million at September 30, 2013 from $400.0 million at December 31, 2012.  This increase was due primarily to fluctuations in certain customers’ accounts, due to the transitional nature of these accounts.  Securities sold under agreements to repurchase decreased $11.0 million to $23.5 million at September 30, 2013 from $34.5 million at December 31, 2012.  This decrease was due primarily to normal fluctuations in one customer’s account.  Due to the nature of this customer’s business, large fluctuations in its accounts are a normal occurrence.

Stockholders’ Equity.  Stockholders’ equity decreased to $73.5 million at September 30, 2013 from $78.3 million at December 31, 2012, principally as a result of a reduction in accumulated other comprehensive income of $2.5 million, repurchases of 474,034 shares of common stock for $3.9 million as part of the Company’s authorized ongoing stock repurchase program, and the payment of cash dividends of $1.3 million, partially offset by net income of $2.9 million during the nine months ended September 30, 2013.

The decline in accumulated other comprehensive income is due to rising interest rates for securities which are creating unrealized losses.  It is anticipated that the increasing rate trend may continue and increase those losses.  The Company has the liquidity and ability to hold the securities until maturity and does not anticipate recognizing those losses.

Asset Quality

The following tables set forth information with respect to the Company’s non-performing and impaired loans and other non-performing assets at the dates indicated:

	September 30,	December 31,
	2013	2012

Loans 90 days or more past due and still accruing	$—	$209,004
Non-accrual loans(1)	7,580,091	11,471,329
Other impaired loans	790,290	—
Total non-performing loans	8,370,381	11,680,333
Foreclosed assets	5,993,678	6,505,912
Total non-performing assets	$14,364,059	$18,186,245

(1) Non-accrual loans includes $7,580,091 and $11,216,123 classified as impaired as of September 30, 2013 and December 31, 2012, respectively.

	September 30,	December 31,
	2013	2012
Non-performing assets to total assets	2.22%	3.03%
Non-performing loans to total loans	2.26	2.96
Allowance for loan losses to non-performing loans	66.17	50.89
Allowance for loan losses to total loans	1.50	1.51

Non-Performing and Impaired Loans and Other Non-Performing Assets.  At September 30, 2013, our total non-performing and impaired loans and other non-performing assets were $14.4 million compared to $18.2 million at December 31, 2012. At September 30, 2013, the Company’s non-accrual loans decreased $3.9 million to $7.6 million from $11.5 million at December 31, 2012.

At September 30, 2013, First Clover Leaf Bank had one relationship classified as non-accrual with a balance in excess of $1.0 million, and two relationships with balances slightly below $1.0 million each.  The largest non-accrual relationship is a $2.2 million credit to a real estate investor. This credit was placed on non-accrual status during the three months ended June 30, 2012.  The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs.  A $600,000 payment was received on this relationship during the third quarter of 2012, and a charge-off of $483,000 was recorded during the second quarter of 2013, all of which was previously reserved.  A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale.  The borrower has signed a forbearance agreement with the Company to aid in selling some of the properties to further reduce the debt.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.  The second credit is a $986,000 credit to a real estate investor.  The collateral for this credit is primarily a mobile-home park along with several small commercial buildings.  Currently, the mobile-home park is struggling with vacancies and cash flow is limited.  The Company has recently restructured this loan into a two-note structure with the requirement that all rents from the mobile-home park are deposited directly into an account at the Company.  There are two commercial buildings making up the remainder of the collateral that are currently listed for sale.  A third credit is a $949,000 credit secured by a subdivision development. The credit was placed on non-accrual status during the three months ended March 31,

2013.  The development was experiencing very limited lot sales, and the cash flow was not sufficient to cover the principal and interest payments.  The Company is currently working with the developer on a plan to increase lot sales.  Currently, the borrower is making interest-only payments, and the collateral is sufficient to cover the outstanding loan balance.

In addition to the non-accrual loans discussed above, we may have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration.  This allows us to individually evaluate them for our allowance for loan losses.  At September 30, 2013 there were four credits in this classification with a total balance of $790,000.  There were no loans that met this classification at December 31, 2012.  The largest loan in this classification at September 30, 2013 was a $590,000 commercial real estate loan secured by acreage and specific single-use buildings.  The borrower is experiencing cash flow difficulties due to higher vacancy rates in these buildings.  The Company has recently restructured this loan and entered into a forbearance agreement with the borrower which allows for a rate reduction and interest only payments for six months.

The following table presents a summary of our past-due loans as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Loans 30-59 Days Past Due	$764,164	$1,222,565
Loans 60-89 Days Past Due	1,522,072	616,832
Loans 90 or more Days Past Due	1,801,647	3,063,148
Total Past Due Loans	$4,087,883	$4,902,545

Past due balances have decreased approximately $815,000 from $4.9 million at December 31, 2012 to $4.1 million at September 30, 2013.  The category with the highest decline is 90 or more days past due, with a decline of $1.3 million.  This decline is due to the Company receiving the proceeds from the sale of a home that was the collateral for one of the past due loans, and the commercial property securing another loan being transferred into foreclosed property.  In addition to the decline in the 90 or more days past due category, the Company also reported a decline in the 30-59 days past due category.  This is a result of a one-to-four family home that was no longer considered past due.  The Company did report an increase in the 60-89 days past due category at September 30, 2013 of approximately $905,000.  This increase is comprised of two loans in the commercial real estate category, and two loans in the commercial business category.

The following table presents a summary of our credit quality indicators as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Pass	$350,609,848	$376,127,082
Special Mention	14,372,530	16,863,585
Substandard	10,238,416	14,359,724
Doubtful	851,589	890,143
Total Loans	$376,072,383	$408,240,534

In addition to the decline in non-performing and impaired loans at September 30, 2013 compared to balances at December 31, 2012, there was also a decline in loans classified as special mention, substandard and doubtful.  Loans classified as special mention declined from $16.9 million at December 31, 2012 to $14.4 million at September 30, 2013.  The primary reason for the decline was improvement in the credit quality of the loans moving them back to the pass classification.  Loans classified as substandard declined from $14.4 million at December 31, 2012 to $10.2 million at September 30, 2013.  The changes in this category were due to loans being re-classed from substandard to doubtful, sales of the collateral related to the loans, payments on the loans, and charge-offs.  Loans classified as doubtful declined $39,000 to $852,000 at September 31, 2013.  Offsetting the increase to the doubtful category that occurred as substandard loans were moved to doubtful, was the sale of a home that was collateral for a construction and land loan previously classified as doubtful as well as charge-offs that were recorded during the year.

Charge-offs for the nine-month period ending September 30, 2013 declined to $1.4 million from $3.6 million for the nine-month period ending September 30, 2012.  The decline is a result of a directive issued by the Office of the Comptroller of the Currency in 2012 that required all specific valuation allowances on collateral-dependent loans (valuation allowances established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged-off by March 31, 2012.  The Company adopted this methodology effective for the quarter ended March 31, 2012.  As a result, reported loan charge-offs of $2.7 million for the quarter ended March 31, 2012 were impacted by the charge-off of specific valuation allowances of $2.4 million on those collateral-dependent loans.

At September 30, 2013, First Clover Leaf Bank had 11 properties classified as foreclosed assets.  The collateral on these properties consisted of a commercial mobile-home site, a commercial building, farmland, three residential lot developments, a commercial development, and four single-family residences.  All of these properties were transferred into foreclosed assets at cost or the property’s fair value, less estimated costs of disposal, at the date of foreclosure.  Initial valuation adjustments, if any, are charged against the allowance for loan losses.  The properties are evaluated regularly to ensure the recorded amount is supported by its current fair value.

Results of Operations

General.  Net income decreased to $860,000 for the three months ended September 30, 2013 compared to net income of $1.3 million for the same period in 2012.  The decrease was primarily due to a decline in gain on sale of loans and lower interest income offset in part by lower interest expense, lower provision for loan losses, and lower income tax expense.  Basic and diluted earnings per share was $0.12 for the three-month period ended September 30, 2013 and $0.17 for the comparable period in 2012.

Net income decreased to $2.9 million for the nine months ended September 30, 2013 compared to net income of $3.0 million for the same period in 2012.  The decrease during the 2013 period was primarily due to declines in interest income and in gain on sale of loans partially offset by reductions in interest expense and in provision for loan losses.  During the nine months ended September 30, 2013, we also experienced higher non-interest expenses and lower income tax expense compared to the same period in 2012.  Basic and diluted earnings per share was $0.40 for the nine-month period ended September 30, 2013 and $0.39 for the comparable period in 2012.

Our net interest rate spread decreased to 2.80% from 3.22% and our net interest margin decreased to 2.90% from 3.38% for the three months ended September 30, 2013 compared to the same period in 2012.  Our net interest rate spread decreased to 2.89% from 3.26% and our net interest margin decreased to 3.00% from 3.44% for the nine months ended September 30, 2013 compared to the same period in 2012.  The decrease in the interest rate spread was attributable to the yield on interest-earning assets declining faster than the cost of funds.  The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.  While the decline in industry interest rates has slowed, competitive and market forces continue to pressure the yield on our earning assets.  Our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate re-pricing as rates fluctuate.

Net interest income.  Net interest income decreased to $4.1 million from $4.3 million for the three months ended September 30, 2013 and 2012, respectively.  Net interest income decreased to $12.4 million from $13.0 million for the nine months ended September 30, 2013 and 2012, respectively, primarily due to lower average yields despite a higher balance of net interest-earning assets.  The increase in net interest-earning assets was primarily due to an increase in federal funds sold and in securities which have an average yield of 0.25% and 1.92%, respectively.  Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $83.4 million for the nine months ended September 30, 2013, compared to $81.0 million for the same period in 2012.  The ratio of interest-earning assets to interest-bearing liabilities decreased to 117.77% for the nine months ended September 30, 2013 from 119.12% for the same period in 2012.  The net interest rate spread decreased to 2.89% for the nine months ended September 30, 2013, compared to 3.26% for the comparable period in 2012.  The average rate earned on interest-earning assets decreased by 72 basis points for the nine months ended September 30, 2013 to 3.63% from 4.35% for the same period in 2012, while the average rate paid on interest-bearing liabilities decreased by 35 basis points during these periods to 0.74% from 1.09%.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$374,320	$4,335	4.61%	$396,573	$4,891	4.91%
Securities	106,234	527	1.97	79,683	469	2.34
Interest-earning balances from depository institutions	82,685	54	0.26	27,474	16	0.23
Total interest-earning assets	563,239	4,916	3.46	503,730	5,376	4.25
Non-interest-earning assets	51,706			46,232
Total assets	$614,945			$549,962

Interest-bearing liabilities:
Interest-bearing transaction	$268,228	242	0.36	$188,264	298	0.63
Savings deposits	27,466	17	0.25	25,156	29	0.46
Time deposits	135,223	399	1.17	151,269	601	1.58
Securities sold under agreements to repurchase	26,486	2	0.03	26,367	6	0.09
Federal Home Loan Bank advances	21,976	123	2.22	26,902	133	1.97
Subordinated debentures	4,000	23	2.28	4,000	25	2.49
Total interest-bearing liabilities	483,379	806	0.66	421,958	1,092	1.03
Non-interest-bearing liabilities	56,560			49,257
Total liabilities	539,939			471,215
Stockholders’ equity	75,006			78,746
Total liabilities and stockholders’ equity	$614,945			$549,961

Net interest income		$4,110			$4,284
Net interest rate spread (1)			2.80%			3.22%
Net interest-earning assets (2)	$79,860			$81,772
Net interest margin (3)			2.90%			3.38%
Ratio of interest-earning assets to interest-bearing liabilities			116.52%			119.38%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

(4) Interest on loans includes loan fees collected in the amount of $32,510 and $46,729 for the three months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$383,640	$13,395	4.67%	$398,565	$14,850	4.98%
Securities	102,297	1,470	1.92	81,829	1,523	2.49
Interest-earning balances from depository institutions	66,566	125	0.25	24,255	50	0.28
Total interest-earning assets	552,503	14,990	3.63	504,649	16,423	4.35
Non-interest-earning assets	51,549			44,891
Total assets	$604,052			$549,540

Interest-bearing liabilities:
Interest-bearing transaction	$247,053	807	0.44	$193,251	913	0.63
Savings deposits	27,000	63	0.31	23,799	91	0.51
Time deposits	140,940	1,299	1.23	149,465	1,956	1.75
Securities sold under agreements to repurchase	28,178	11	0.05	26,205	13	0.07
Federal Home Loan Bank advances	21,972	367	2.23	26,934	394	1.95
Subordinated debentures	4,000	66	2.20	4,000	75	2.50
Total interest-bearing liabilities	469,143	2,613	0.74	423,654	3,442	1.09
Non-interest-bearing liabilities	57,906			47,352
Total liabilities	527,049			471,006
Stockholders’ equity	77,003			78,534
Total liabilities and stockholders’ equity	$604,052			$549,540

Net interest income		$12,377			$12,981
Net interest rate spread (1)			2.89%			3.26%
Net interest-earning assets (2)	$83,360			$80,995
Net interest margin (3)			3.00%			3.44%
Ratio of interest-earning assets to interest-bearing liabilities			117.77%			119.12%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

(4) Interest on loans includes loan fees collected in the amount of $107,582 and $154,841 for the nine months ended September 30, 2013 and 2012, respectively.

Interest and fee income.  Interest and fee income on loans decreased to $4.3 million for the three months ended September 30, 2013 from $4.9 million for the comparable period in 2012 primarily as a result of a lower average yield in the 2013 period in addition to a lower average balance.  Interest and fee income on loans decreased to $13.4 million for the nine months ended September 30, 2013 from $14.8 million for the comparable period in 2012 primarily as a result of a lower average yield in the 2013 period in addition to a lower average balance.  The average balance of loans was $383.6 million and $398.6 million for the nine months ended September 30, 2013 and 2012, respectively.  The average yield on loans decreased to 4.67% for the nine months ended September 30, 2013 from 4.98% for the comparable period in 2012.  The decline in yield was primarily due to new loan originations having lower rates than the loans maturing or being paid off.

Interest income on securities increased to $527,000 for the three months ended September 30, 2013 compared to $469,000 for the same period in 2012.  The increase was due primarily to a higher average balance partially offset by a lower average yield.  Interest income on securities decreased $52,000 for the nine months ended September 30, 2013 compared to the same period in 2012 although the overall balance remained at $1.5 million for both periods.  The decrease was due primarily to a lower average yield partially offset by a higher average balance.  The securities maturing or being called at this time were purchased when rates were at a higher level; therefore, the average yield is declining due to these securities currently being replaced by securities purchased at a lower rate.  The average balance of securities was $102.3 million and $81.8 million for the nine months ended September 30, 2013 and 2012, respectively.  The average yield on securities decreased to 1.92% from 2.49% for the nine months ended September 30, 2013 and 2012, respectively.

Interest on other interest-earning deposits increased to $54,000 for the three months ended September 30, 2013 from $16,000 for the comparable period in 2012.  The increase was due primarily to a higher average balance.  Interest on other interest-earning deposits increased to $125,000 for the nine months ended September 30, 2013 from $50,000 for the comparable period in 2012.  The increase was due primarily to a higher average balance.  The average balance of other interest-earning deposits increased to $66.6 million from $24.3 million for the nine months ended September 30, 2013 and 2012, respectively. The average yield on other interest-earning deposits decreased to 0.25% for the nine months ended September 30, 2013 from 0.28% for the comparable period in 2012.

Interest expense.  Interest expense on deposits decreased to $658,000 for the three months ended September 30, 2013 from $928,000 for the comparable period in 2012.  The decrease was due primarily to a decline in rate and lower average balances in time deposits.  Interest expense on deposits decreased to $2.2 million for the nine months ended September 30, 2013 from $3.0 million for the comparable period in 2012.  The decrease was due primarily to a decline in rate and lower average balances in time deposits partially offset by a higher average balance in interest-bearing transaction accounts.  Reduced loan demand has led to a reduced need for cash; therefore, we were able to reduce our reliance on higher yielding time deposits.  The average balance of interest-bearing deposits, comprised of interest-bearing transaction, savings deposits, and time deposits, was $415.0 million and $366.5 million for the nine months ended September 30, 2013 and 2012, respectively.  The rate for time deposits decreased to 1.23% from 1.75% for the nine months ended September 30, 2013 and 2012, respectively.  The rate for interest-bearing transaction accounts decreased to 0.44% from 0.63% for the nine months ended September 30, 2013 and 2012, respectively.  The rate for savings deposits decreased to 0.31% from 0.51% for the nine months ended September 30, 2013 and 2012, respectively.

Interest expense on Federal Home Loan Bank advances decreased to $123,000 from $133,000 for the three months ended September 30, 2013 and 2012, respectively, due primarily to a lower average balance partially offset by an increase in rate.  Interest expense on Federal Home Loan Bank advances decreased to $367,000 from $394,000 for the nine months ended September 30, 2013 and 2012, respectively, due primarily to a lower average balance partially offset by an increase in rate.  The average balance of Federal Home Loan Bank advances was $22.0 million and $26.9 million for the nine months ended September 30, 2013 and 2012, respectively.  The average rate on Federal Home Loan Bank advances increased to 2.23% for the nine months ended September 30, 2013 compared to 1.95% for the comparable period in 2012.

Interest expense on subordinated debentures decreased to $23,000 from $25,000 for the three months ended September 30, 2013 and 2012, respectively, due to a decline in rate.  Interest expense on subordinated debentures decreased to $66,000 from $75,000 for the nine months ended September 30, 2013 and 2012, respectively, due to a decline in rate.  The average rate on subordinated debentures declined to 2.20% for the nine months ended September 30, 2013 compared to 2.50% for the comparable period in 2012.

Provision for loan losses.  Provision for loan losses decreased for the three-month period ended September 30, 2013 to $35,000 from $400,000 for the comparable period in 2012.  Provision for loan losses decreased for the nine-month period ended September 30, 2013 to $485,000 from $1.2 million for the comparable period in 2012.  The decrease was primarily due to improvements in credit quality trends, a decrease in non-performing loans, and lower net charge-offs during the nine months ended September 30, 2013.

Provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience coupled with current market valuations on collateral, and management’s estimate of probable losses in the portfolio as well as the level of non-performing and impaired loans.  As of September 30, 2013, our non-performing and impaired loans and the related specific reserves each decreased from September 30, 2012.  Our ratio of non-performing loans to total loans decreased to 2.26% at September 30, 2013 from 2.86% at September 30, 2012.  Charge-offs for the nine months ended September 30, 2013 decreased to $1.4 million from $3.6 million at September 30, 2012.

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

Non-interest income.  Non-interest income decreased to $417,000 for the three months ended September 30, 2013 from $1.2 million for the comparable period in 2012 primarily due to a decrease in gain on sale of loans.  During the three months ended September 30, 2013, gain on sale of loans totaled $57,000 compared to $610,000 for the comparable period in 2012.  In addition, there was no gain on sale of securities during the three months ended September 30, 2013 compared to a gain on sale of securities of $168,000 for the same period in 2012.

Non-interest income decreased to $2.0 million for the nine months ended September 30, 2013 from $2.2 million for the comparable period in 2012 primarily due to a decrease in gain on sale of loans partially offset by an increase in gain on sale of securities and an increase in other income.  Gain on sale of loans decreased $641,000 to $490,000 for the nine months ended September 30, 2013 compared to $1.1 million for the same period in 2012.  Gain on sale of securities increased $191,000 to $359,000 for the nine months ended September 30, 2013 compared to $168,000 for the same period in 2012.  Other income increased

$187,000 to $374,000 for the nine months ended September 30, 2013 compared to $187,000 for the comparable period in 2012 primarily due to increases in income from bank-owned life insurance and rental income from foreclosed property.

Non-interest expense.  Non-interest expense increased to $3.3 million for the three months ended September 30, 2013 from $3.1 million for the same period in 2012.  The increase was due primarily to an increase in compensation and employee benefits, and in foreclosed asset related expenses, partially offset by a reduction in amortization of mortgage servicing rights.  Non-interest expense increased $201,000 to $9.6 million for the nine months ended September 30, 2013 from $9.4 million for the same period in 2012.  The increase was due primarily to an increase in compensation and employee benefits, and in foreclosed asset related expenses, partially offset by reductions in professional fees and in amortization of mortgage servicing rights.

Compensation and employee benefits increased to $1.5 million for the three months ended September 30, 2013 from $1.4 million for the same period in 2012.  Compensation and employee benefits increased to $4.6 million for the nine months ended September 30, 2013 from $4.4 million for the same period in 2012.  The increase was due to merit increases and increased staffing levels.

Foreclosed asset related expenses increased to $283,000 for the three months ended September 30, 2013 compared to $138,000 for the comparable period in 2012.  Foreclosed asset related expenses increased to $708,000 for the nine months ended September 30, 2013 compared to $583,000 for the comparable period in 2012.  The increase was primarily due to increased maintenance and repairs predominately related to our rented properties.

Professional fees decreased to $105,000 for the three months ended September 30, 2013 compared to $120,000 for the comparable period in 2012.  Professional fees decreased to $317,000 for the nine months ended September 30, 2013 compared to $410,000 for the comparable period in 2012.  The decrease was primarily due to incurring less legal fees during the nine months ended September 30, 2013 compared to the comparable period in 2012.

Amortization of mortgage servicing rights decreased to $28,000 for the three months ended September 30, 2013 compared to $88,000 for the comparable period in 2012.  Amortization of mortgage servicing rights decreased to $113,000 for the nine months ended September 30, 2013 compared to $194,000 for the comparable period in 2012.  The decrease was primarily due to a reduction in the volume of sold loans.

Income taxes.  Income tax expense decreased to $351,000 for the three months ended September 30, 2013 from $709,000 for the comparable period in 2012.  Income tax expense decreased to $1.3 million for the nine months ended September 30, 2013 from $1.5 million for the comparable period in 2012.  The decrease was primarily due to an increased level of tax exempt income and a lower level of pre-tax income for the nine months ended September 30, 2013 compared to the same period in 2012.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2013 and December 31, 2012, $119.9 million and $71.4 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination of loans and the purchase of investment securities.  Principal collections on loans exceeded loan originations by $24.5 million for the nine months ended September 30, 2013 and loan originations exceeded principal collections by $3.4 million for the nine months ended September 30, 2012.  Cash received from calls, maturities, and principal repayments of available-for-sale investment securities totaled $19.7 million and $37.9 million for the nine months ended September 30, 2013 and 2012, respectively.  We purchased $54.5 million and $34.6 million in available-for-sale investment securities during the nine months ended September 30, 2013 and 2012, respectively.  We received proceeds of $9.0 million and $4.3 million from the sale of available-for-sale investment securities during the nine months ended September 30, 2013 and 2012, respectively.  During the nine months ended September 30, 2012, the Federal Home Loan Bank of Chicago redeemed $3.2 million of excess voluntary stock.  There were no redemptions of Federal Home Loan Bank of Chicago stock for the nine months ended September 30, 2013.  During the nine months ended September 30, 2013, we purchased $3.0 million of bank-owned life insurance.  There were no purchases of bank-owned life insurance for the nine months ended September 30, 2012.

Deposit flows are generally affected by market interest rates, the products offered by local competitors, and other factors.  Net deposits increased by $61.7 million and $5.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At September 30, 2013, we had $22.0 million of advances from the Federal Home Loan Bank of Chicago and additional available credit of approximately $49.3 million.  Additionally, we will sell investment securities under agreements to repurchase (commonly referred to as “repurchase agreements”) if we require additional liquidity.  At September 30, 2013 our repurchase agreements totaled $23.5 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  The Bank was considered “well-capitalized” at September 30, 2013.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s actual capital amounts and ratios are presented in the following table.

As of September 30, 2013

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$65,035,000	10.23%	$25,431,000	4.00%	$31,788,000	5.00%

Tier I Capital to Risk Weighted Assets	65,035,000	16.29%	15,973,000	4.00%	23,960,000	6.00%

Total Capital to Risk Weighted Assets	68,831,000	17.24%	31,946,000	8.00%	39,933,000	10.00%

The Company’s actual capital amounts and ratios are presented in the following table:

As of September 30, 2013

	Actual
	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$62,963,000	9.54%

Tier I Capital to Risk Weighted Assets	62,963,000	15.73%

Total Capital to Risk Weighted Assets	70,759,000	17.68%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at September 30, 2013 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments

Commitments to extend credit	$23,680,560	$29,747,718	$53,428,278	1.85% - 18.00%
Standby letters of credit	1,454,543	27,000	1,481,543	3.50% - 9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program are sold with recourse.  The Bank has an agreement to sell residential loans of up to $136.0 million to the FHLB of Chicago.  Approximately $72.2 million have been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.2 million at September 30, 2013.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.  These loans are also sold with recourse.  The Company has a recourse liability reserve established.  Since the Company has no loss experience at this time, we utilized the current Fannie Mae loss history rates in the calculation of the reserve.

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

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of June 30, 2013.  The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value (“NPV”).  The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 400 basis points or decreases of 100 points in 100 basis point increments.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest” column.

The tables below set forth, as of June 30, 2013 and December 31, 2012, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

June 30, 2013

		NPV
			Estimated Increase		Net Portfolio Value as a Percentage of
		Estimated	(Decrease) in NPV		Present Value of Assets
Change in Interest		NPV	Amount	Percent	NPV Ratio	Change

+400	bp	$46,396	$(31,816)	(41)%	8.51%	(526	)bp
+300	bp	55,732	(22,480)	(29)	9.97	(305	)bp
+200	bp	63,992	(14,220)	(18)	11.16	(186	)bp
+100	bp	71,925	(6,287)	(8)	12.25	(77	)bp
0	bp	78,212	—	—	13.02	0	bp
-100	bp	84,138	5,926	8	13.77	75	bp

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

December 31, 2012

		NPV
			Estimated Increase		Net Portfolio Value as a Percentage of
		Estimated	(Decrease) in NPV		Present Value of Assets
Change in Interest		NPV	Amount	Percent	NPV Ratio	Change

+400	bp	$57,089	$(26,302)	(32)%	10.28%	(344	)bp
+300	bp	64,544	(18,847)	(23)	11.38	(186	)bp
+200	bp	71,946	(11,445)	(14)	12.40	(84	)bp
+100	bp	78,843	(4,548)	(5)	13.29	5	bp
0	bp	83,391	—	—	13.79	55	bp
-100	bp	87,342	3,951	5	14.24	100	bp

The 2013 table above indicates that at June 30, 2013 in the event of a 100 basis point decrease in interest rates, we would experience an 8% increase in the net portfolio value.  In the event of a 400 basis point increase in interest rates, we would experience a 41% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at September 30, 2013, and how those exposures were managed during the three months ended September 30, 2013 have changed materially when compared to the immediately preceding quarter ended June 30, 2013.  However, the Company’s primary market risk exposure has not yet been quantified at September 30, 2013 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

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

Item 1A — Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.  Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The recent federal government shutdown is expected to result in reduced loan originations and related gains on sale during the fourth quarter of 2013, and any future federal government shutdown could negatively affect our financial condition and results of operations.

Our mortgage banking operations provide a significant portion of our non-interest income.  During the recent federal government shutdown, we were not able to recognize non-interest income on the sale of certain loans due to our inability to verify information related to borrowers, such as payments of federal income taxes.  Also, some of the loans we originate are sold directly to government agencies, and some of these sales were unable to be consummated during the shutdown.  In addition, we believe that some of these borrowers have determined or will determine not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income.   The recent federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services.  Any future federal government shutdown could have the same negative effect.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

July 1 - 31, 2013	24,183	$8.00	24,183	259,158
August 1 - 31, 2013	1,124	$8.50	1,124	258,034
September 1 - 30, 2013	213,000	$8.50	213,000	45,034
Total	238,307		238,307

(1) The Company’s board of directors approved a stock repurchase program on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, and on December 12, 2008, it increased the number of shares that may be repurchased pursuant to that plan by an additional 382,641 shares. Additional increases of 25,000 shares to the Plan were made on April 27, 2010, August 24, 2010, November 23, 2010, June 28, 2011, and November 27, 2012.  Additional increases of 100,000 shares to the Plan were made on September 25, 2012 and January 22, 2013.  Additional increases of 150,000 shares were made on August 23, 2011 and February 26, 2013.  An additional increase of 250,000 shares was made on July 23, 2013.  The Plan has no expiration date.

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
101:

The following financial statements for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE:	November 14, 2013	BY:	/s/ P. David Kuhl

P. David Kuhl,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald

Darlene F. McDonald,
Senior Vice-President and Chief Financial Officer