Form 10-K
period 2013-12-31
First Clover Leaf Financial Corp.
filed 2014-03-31
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 30, 2013 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2013 ($8.02 per share) was $51.0 million.

As of March 15, 2014, there were approximately 7,007,000 shares issued and outstanding of the Registrant’s Common Stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

1.                                      Proxy Statement for the 2014 Annual Meeting of Stockholders (Parts II and III).

2.                                      Portions of Annual Report to Stockholders for the year ended December 31, 2013 (Part II).

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

At December 31, 2013, we had total consolidated assets of $622.0 million, net loans of $372.6 million, total deposits of $502.5 million and stockholders’ equity of $73.1 million.  We had net income of $3.4 million for the year ended December 31, 2013.

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

First Clover Leaf Bank

General

We conduct our business through our five branch offices located in Edwardsville, Wood River, and Highland, Illinois.  In October 2013 we converted our Loan Production Office in Highland, Illinois to a full-service branch.  Our principal business consists of attracting retail deposits from the general public in the areas surrounding our office locations and investing those deposits, together with funds generated from operations, primarily in one-to-four family residential real estate loans, multi-family real estate loans, commercial real estate loans, construction and land loans, commercial business loans and consumer loans, and in investment securities.  Our revenues are derived principally from interest on loans and securities.  Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Competition

We face intense competition within our market area both in making loans and attracting deposits.  The City of Edwardsville and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions.  We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.  Some of our competitors offer products and services that we currently do not offer, such as trust services.  Based on Federal Deposit Insurance Corporation data as of June 30, 2013 (the latest date for which information is available), our market share of deposits was 10.3% of all FDIC-insured deposits in Madison County making us the third largest institution out of 26 institutions located in Madison County as of that date.  Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

We operate in a primarily suburban market area that has a stable population and household base.  The 2013 U.S. Census Update Report indicates that the population of Madison County decreased 0.3% to 268,517, from 2010 until 2013 while the population of the City of Edwardsville increased 0.7% to 24,457 from 2010 to 2012.  From 2010 to 2013, the number of households in Madison County increased 0.1%.  As of 2013, the median household income for Madison County was $50,952.  This compares to a median household income of $54,107 and $51,314 for the state of Illinois and the United States, respectively.

Our primary lending area is concentrated in Madison County, the southern portion of Macoupin County, and the northern portion of St. Clair County, Illinois.  The City of Edwardsville is the County Seat of Madison County and is considered a “bedroom community” for St. Louis, Missouri, which is approximately 20 miles southwest of Edwardsville.  The economy of our market area is characterized by a large number of small retail establishments and small industry.  Additionally, major employers in our immediate market area include Southern Illinois University-Edwardsville, ConocoPhillips, the local school district and the Madison County government.  Our customer base is comprised primarily of middle-income families.  We believe that our local market did not experience as severe of a downturn as certain other areas of the country since 2008, such as coastal states.  While, in general, property values in our market area have fallen in recent years, homes continue to sell, but, in many cases, at a slower pace.  As indicated above, the local area is not heavily reliant on any one industry.

Lending Activities

Our principal lending activity includes the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential property, the origination of multi-family and commercial real estate loans, construction and land loans, commercial business loans, and home equity loans.

Commercial real estate loans represented $120.8 million, or 31.9% of our loan portfolio at December 31, 2013.  One-to-four family residential real estate mortgage loans represented $118.9 million, or 31.3%, of our loan portfolio at December 31, 2013.  We offer commercial business loans, and these loans represented $71.9 million, or 19.0% of our loan portfolio, at December 31, 2013. Our multi-family loans represented $40.3 million, or 10.6% of our loan portfolio at December 31, 2013.  We offer construction and land loans secured by single-family properties and residential subdivisions.  Construction and land loans represented $14.0 million, or 3.7%, of our loan portfolio at December 31, 2013.  We also originate consumer loans, including home equity loans and automobile loans, which totaled $13.2 million, or 3.5% of our loan portfolio at December 31, 2013.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family(1)	$118,885	31.3%	$112,351	27.5%	$115,540	29.1%	$120,609	29.9%	$98,080	23.4%
Multi-family	40,262	10.6	42,203	10.3	39,482	9.9	25,321	6.3	20,947	5.0
Commercial real estate	120,839	31.9	138,767	34.0	128,657	32.4	130,031	32.3	179,923	42.8
Construction and land	13,961	3.7	30,144	7.4	44,192	11.1	52,505	13.0	45,448	10.8
Total real estate loans	293,947	77.5	323,465	79.2	327,871	82.5	328,466	81.5	344,398	82.0

Commercial business	71,940	19.0	71,251	17.4	48,677	12.3	51,750	12.9	63,135	15.0

Consumer Loans:
Home equity	11,713	3.1	12,062	3.0	19,140	4.8	20,958	5.2	9,871	2.4
Automobile and other	1,526	0.4	1,463	0.4	1,414	0.4	1,655	0.4	2,606	0.6
Total consumer loans	13,239	3.5	13,525	3.4	20,554	5.2	22,613	5.6	12,477	3.0

Total gross loans	379,126	100.0%	408,241	100.0%	397,102	100.0%	402,829	100.0%	420,010	100.00%

Undisursed portion of construction loans	(1,113)		(7,377)		(1,725)		(9,590)		(1,773)
Deferred loan origination costs (fees), net	147		(50)		47		57		(21)
Allowance for loan losses	(5,591)		(5,945)		(7,789)		(5,728)		(6,317)

Total loans, net	$372,569		$394,869		$387,635		$387,568		$411,899

(1) The amount at December 31, 2009 includes loans held for sale of $1.8 million.  Loans held for sale were excluded for the other years.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013.

	One-to-Four Family		Multi-Family		Commercial Real Estate		Construction and Land(2)
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2014(1)	$13,359	4.75%	$3,506	4.54%	$22,034	4.92%	$4,128	4.52%
2015 to 2018	28,322	4.88	20,745	4.49	72,477	4.81	9,573	3.63
2019 and beyond	77,204	4.08	16,011	3.98	26,328	4.25	260	4.21

Total	$118,885	4.35%	$40,262	4.29%	$120,839	4.71%	$13,961	3.90%

	Commercial Business		Home Equity		Other Consumer		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2014(1)	$24,429	4.23%	$1,845	4.82%	$454	6.02%	$69,755	4.61%
2015 to 2018	27,290	4.45	8,267	4.41	1,012	4.47	167,686	4.63
2019 and beyond	20,221	3.51	1,601	6.88	60	4.07	141,685	4.05

Total	$71,940	4.11%	$11,713	4.81%	$1,526	4.92%	$379,126	4.41%

(1) Includes demand loans, loans having no stated repayment schedule or maturity, overdraft loans and loans in process of renewal.

(2) Includes land acquisition loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$102,744	$2,782	$105,526
Multi-family	36,560	196	36,756
Commercial real estate	94,504	4,301	98,805
Construction and land	9,833	—	9,833
Total real estate loans	243,641	7,279	250,920

Commercial business	39,695	7,816	47,511

Consumer Loans:
Home equity	2,250	7,618	9,868
Automobile and other	1,062	10	1,072
Total consumer loans	3,312	7,628	10,940

Total loans	$286,648	$22,723	$309,371

One-to-Four Family Real Estate Loans. As of December 31, 2013, one-to-four family residential loans totaled $118.9 million, or 31.3% of our total loan portfolio. These loans are predominately collateralized by properties located in our primary market area. Virtually all of our residential real estate loans have fixed rates of interest primarily because our customers prefer fixed-rate mortgage loans in the continuing low interest rate environment. We generally sell most of the conforming, fixed-rate loans that we originate, but we generally retain the servicing rights on these loans. At December 31, 2013, we were servicing $108.0 million in loans for others.

We currently offer one-to-four family residential mortgage loans with terms of 10, 15, 20, and 30 years. Our 10-year balloon loans provide for principal and interest amortization of up to 30 years with a balloon payment at the end of the term. All of our loans with terms of 15 years or greater amortize over the term of the loan.

For one-to-four family first mortgage residential real estate loans, we may generally lend up to 80% of the property’s appraised value, or up to 90% of the property’s appraised value if the borrower obtains private mortgage insurance. We require title insurance on all of our one-to-four family first mortgage loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to at least the lesser of the loan balance or the replacement cost of the improvements on the property. We require a property appraisal for all mortgage loans that are underwritten to comply with secondary market standards. Appraisals are conducted by independent appraisers from a list approved by our board of directors. Our residential real estate loans include “due-on-sale” clauses.

We do not originate, sell, or place any loans in our loan portfolio that are considered sub-prime or Alt-A.

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled $40.3 million, or 10.6%, of our total loan portfolio at December 31, 2013. Multi-family real estate loans generally are secured by apartment buildings and rental properties. The majority of our multi-family real estate loans are secured by properties located within our lending area. At December 31, 2013, our largest multi-family real estate loan relationship had a principal balance of $6.4 million, and the loans were secured by apartment buildings. At December 31, 2013 these loans were performing in accordance with their repayment terms. Multi-family real estate loans generally are offered with interest rates that adjust after one, three or five years. The majority of these loans either float with the prime rate or they are fixed balloon loans.

We consider a number of factors in originating multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans are generally originated in amounts up to 80% of the lower of the sale price or the appraised value of the mortgaged property securing the loan. All multi-family real estate loans over $250,000 are appraised by independent appraisers approved by the board of directors. All multi-family real estate loans below $250,000 must either have an independent appraisal or valuation.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loan. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Commercial Real Estate Loans. Loans secured by commercial real estate totaled $120.8 million, or 31.9% of our total loan portfolio as of December 31, 2013. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties, and more specialized properties such as churches and schools. We originate commercial real estate loans generally with a typical term of five years with balloon payments. These loans generally amortize over 15 to 20 years. We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate. Our largest commercial real estate loan at December 31, 2013 had a principal balance of $6.7 million and was secured by an educational facility located in St. Louis County, Missouri. This loan was performing in accordance with its repayment terms as of December 31, 2013.

Commercial real estate loans generally have higher interest rates than the interest rates on residential mortgage loans. In addition, commercial real estate loans are more sensitive to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently. Commercial real estate loans often have significant additional risk compared to one-to-four family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the repayment of commercial real estate loans typically depends on the successful operation of the related real estate project, and thus may be subject, to a greater extent than residential mortgage loans, to adverse conditions in the real estate market or in the economy generally.

In our underwriting of commercial real estate loans, we may generally lend up to 80% of the property’s appraised value. We require independent appraisals for all commercial real estate loans in excess of $250,000. For loans that do not exceed this amount, we utilize a valuation. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt service. In evaluating whether to make a commercial real estate loan, we place primary emphasis on the ratio of net cash flow to debt service on the property, and we generally require a ratio of cash flow to debt service of at least 120%, computed after deduction for a vacancy factor and property expenses we deem appropriate.

We require title insurance on all of our commercial real estate loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained. In addition, we generally require that the borrower personally guarantee the repayment of the loan.

Construction and Land Loans. As of December 31, 2013, construction and land loans totaled $14.0 million, or 3.7%, of our total loan portfolio. This portfolio consists of construction/speculative loans, construction/permanent loans and land development loans.

Construction/speculative loans are made to area homebuilders or developers who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either First Clover Leaf Bank or another lender. The homebuyer may enter into a purchase contract either during or after the construction period. These loans have the risk that the builder will have to make interest and principal payments on the loan, and finance real estate taxes and other holding costs of the completed home or lot for a significant time after the completion of construction. Funds are disbursed in phases as construction is completed. All construction/speculative loans typically require that the builder-borrower personally guarantee the full repayment of the principal and interest on the loan and make interest payments during the construction phase. These loans are generally originated for a term of 12 months, with interest rates that are tied to the prime lending rate. First Clover Leaf Bank recognizes the relative increased risk element for these types of loans and therefore generally observes a loan-to-value ratio of no more than 80% of the lower of cost or the estimated value of the completed property. In addition, we generally limit the number of our construction/speculative loans per borrower based on their available liquidity.

Construction/permanent loans are made to either a homebuilder or a homeowner who, at the time of construction, has a signed contract together with a commitment for permanent financing from First Clover Leaf Bank or another lender for the finished home. The construction phase of a loan generally lasts up to six months with loan-to-value ratios of up to 80% (or up to 90% if the borrower obtains private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. Following the initial six-month period, construction/permanent loans convert to permanent loans, regardless of whether the construction phase has been completed.

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

We also originate land development loans to area homebuilders that are secured by individual unimproved or improved residential building lots. Land loans are generally offered with variable prime-based interest rates with terms of up to two years. The general loan-to-value ratio is 80% of the lower of cost or appraised value of the property. At December 31, 2013, the largest construction and land loan relationship consisted of lots and undeveloped land for future development phases located in our primary market area. The loans had an aggregate balance of $6.7 million and were secured by land, receivables and a commercial property. The loans were performing in accordance with the repayment terms.

Commercial Business Loans. We offer commercial business loans to customers in our market area. Some of these loans are secured in part by additional real estate collateral. We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans are generally for less than five years. Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate. At December 31, 2013, we had commercial business loans outstanding with an aggregate balance of $71.9 million, or 19.0%, of the total loan portfolio. As of December 31, 2013, our largest commercial business loan customer had a principal balance of $6.0 million. The loans were secured primarily by a floor plan for new and used vehicles located in our primary market area. The loans were performing in accordance with their repayment terms as of December 31, 2013.

We have continued our emphasis on the origination of commercial business lending. These loans tend to have higher rates of interest and are more sensitive than other loan categories to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently. In addition, commercial business lending gives us greater access to commercial borrowers that may open transactional checking accounts with First Clover Leaf Bank.

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

Consumer Loans. Our consumer loans consist primarily of home equity lines of credit, automobile loans, loans secured by deposits and securities, and unsecured personal loans. As of December 31, 2013, consumer loans totaled $13.2 million, or 3.5%, of our total loan portfolio.

At December 31, 2013, home equity lines of credit totaled $11.7 million, or 3.1%, of total loans. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residential properties. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 90% (including senior liens on the subject property). We currently offer these loans for terms of up to five years and with adjustable rates that are tied to the prime lending rate. To date, we are seeing minimal stress in our home equity portfolio or signs of material default risks. We review reports periodically of the higher advanced credit lines and look at payment patterns and advance patterns in an effort to detect potential problems.

Automobile loans are generally offered with maturities of up to 72 months for new automobiles, while loans secured by used automobiles have maximum terms that vary depending on the age of the automobile. We require all borrowers to maintain collision insurance on automobiles securing loans in excess of $1,000, with First Clover Leaf Bank listed as loss payee. In those instances where the borrower fails to maintain adequate insurance coverage, we are further protected against loss through a third-party policy insurance coverage. Our automobile loan portfolio totaled $1.5 million, or 0.4%, of total loans at December 31, 2013.

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

Our procedures for underwriting consumer loans include an assessment of the borrower’s credit history and ability to meet other existing debt obligations, as well as payments of principal and interest on the proposed loans. The stability of the borrower’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although the borrower’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount. We require either an independent appraisal or valuation for all consumer loans in excess of $50,000 if secured by real estate.

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

Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand. Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period. One-to-four family residential mortgage loans are generally underwritten to conform to Fannie Mae seller/servicer guidelines, and are currently originated primarily on a fixed interest rate basis. We generally sell most of our conforming, fixed-rate, one-to-four family loans that we originate with servicing rights retained, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $108.0 million of loans for others. In 2013, we originated $22.5 million in one-to-four family residential mortgage loans and received proceeds of $24.9 million from the sale of residential loans to Fannie Mae.

Loan Approval Procedures and Authority. Our lending activities are subject to written underwriting standards and loan origination procedures adopted by management and the board of directors. Authorized officers have predetermined approval levels, and they may approve renewals of commercial business and commercial real estate loans by a total of their combined lending limits where there has been no deterioration in either the payment pattern or financial strength of the borrower. However, the entire board of directors must approve all loans in excess of $5.0 million. In addition, a list of all preauthorized loans is presented to the board of directors’ loan committee on a monthly basis.

Loans to One Borrower. At December 31, 2013, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $10.3 million. At that date, the largest lending relationship with First Clover Leaf Bank totaled $9.8 million and consisted of a floor plan for new and used vehicles, a real estate loan for a commercial building, a separate commercial loan and a residential mortgage. These loans were performing in accordance with their repayment terms as of December 31, 2013.

Appraisal Policies. We obtain appraisals on property for the majority of all new loan originations secured by real estate. Appraisals are completed prior to the closing of the new loan. We will also request a new appraisal on a renewing loan if the credit appears to be distressed or the market has had significant changes and we do not feel that we can properly assess the value from our own resources. We also subscribe to a service that provides access to current property listings and sales on single family residences which allows access to comparative sales prices. We will obtain a new appraisal on a commercial property when a borrower is experiencing cash flow difficulties which appear to be more than temporarily impaired and we do not feel that we have the resources necessary to properly assess the situation. In addition, if we have determined that it is necessary to foreclose on a property, we will obtain a new appraisal.

Asset Quality

Loan Delinquencies and Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to correct the delinquency and restore the loan to a current status. We will send a borrower a reminder notice 15 days after an account becomes delinquent, and our employees are authorized to use their discretion whether direct telephone contact is required at that time. If the borrower does not remit the entire payment due by the end of the month, we try to make direct contact with the borrower to arrange a payment plan. If a satisfactory payment plan is not established within 60 days of a delinquency, we will send a demand letter to the borrower. If a satisfactory payment plan has not been arranged within 90 days following a delinquency, we may instruct our attorneys to institute foreclosure proceedings depending on the loan-to-value ratio or our relationship with the borrower. Foreclosed property is held as other real estate owned.

Our policies require that management continuously monitor the status of the loan portfolio and report to the board of directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and our actions and plans to cure the delinquent status of the loans and to dispose of any real estate acquired through foreclosure.

During 2013, the Company experienced a decline in our non-performing and impaired loans along with a decrease in our foreclosed assets. Detailed information concerning the Company’s non-performing and impaired loans is described in the paragraphs that follow. Overall, the loans that would be classified as high risk loans by the Company are very limited in number and in value. The Company does not originate subprime loans and holds a very small number and dollar value of ARM products. The Company does hold some junior lien mortgages and high loan-to-value ratio mortgages; however, they total an immaterial portion of our loan portfolio. The Company is reviewing these loans regularly and has not seen any increase in the delinquency trends for these loans. As commercial loans mature and requests for renewals are processed, either a new appraisal is obtained or the Company performs an internal valuation of the collateral based on comparable sales. Additionally, the original appraisal is discounted if the Company believes it is warranted.

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

Non-Performing and Impaired Loans and Other Non-Performing Assets. At December 31, 2013, our total non-performing and impaired loans and other non-performing assets were $12.8 million compared to $18.2 million at December 31, 2012. At December 31, 2013, the Company’s non-accrual loans decreased $5.1 million to $6.4 million from $11.5 million at December 31, 2012.

At December 31, 2013, First Clover Leaf Bank had one relationship classified as non-accrual with a balance in excess of $1.0 million, and two non-accrual relationships each with balances slightly below $1.0 million. The largest non-accrual relationship is a $1.9 million credit to a real estate investor. This credit was placed on non-accrual status during the three months ended June 30, 2012. The investor is experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs. A $600,000 payment was received on this relationship during the third quarter of 2012, and a charge-off of $483,000 was recorded during the second quarter of 2013, all of which was previously reserved. A $300,000 payment was received during the fourth quarter of 2013 due to a sale of one of the properties. A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale. The borrower has signed a forbearance agreement with the Company to aid in selling some of the properties to further reduce the debt, and rents from the existing properties are being directly deposited at the bank. We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance. The second non-accrual loan is a $970,000 credit to a real estate investor. The collateral for this credit is primarily a mobile-home park along with several small commercial buildings. Currently, the mobile-home park is struggling with vacancies and cash flow is limited. The Company has recently restructured this loan into a two-note structure with the requirement that all rents from the mobile-home park are deposited directly into an account at the Company. There are two commercial buildings making up the remainder of the collateral that are currently listed for sale. A third credit is a $928,000 credit secured by a subdivision development. The credit was placed on non-accrual status during the three months ended March 31, 2013. The development was experiencing very limited lot sales, and the cash flow was not sufficient to cover the principal and interest payments. Currently, we believe the collateral is sufficient to cover the outstanding loan balance.

In addition to the non-accrual loans discussed above, we may have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration. This allows us to individually evaluate them for our allowance for loan losses. At December 31, 2013 there were four credits in this classification with a total balance of $788,000. There were no loans that met this classification at December 31, 2012. The largest loan in this classification at December 31, 2013 was a $590,000 commercial real estate loan secured by land and specific single-use buildings. The borrower is experiencing cash flow difficulties due to higher vacancy rates in these buildings. The Company has recently restructured this loan and entered into a forbearance agreement with the borrower which allows for a rate reduction and interest only payments for six months.

The following table presents a summary of our past-due loans as of December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012

Loans 30-59 Days Past Due	$692,010	$1,222,565
Loans 60-89 Days Past Due	116,090	616,832
Loans 90 or more Days Past Due	733,740	3,063,148
Total Past Due Loans	$1,541,840	$4,902,545

Past due balances have decreased $3.4 million from $4.9 million at December 31, 2012 to $1.5 million at December 31, 2013. The category with the highest decline is 90 or more days past due, with a decline of $2.3 million. This decline is due to the Company receiving the proceeds from the sale of a home that was the collateral for one of the past due loans, and the commercial property securing another loan being transferred into foreclosed property. In addition to the decline in the 90 or more days past due category, the Company also reported a decline in the 30 to 59 days and 60 to 89 days past due categories.  In the 30 to 59 days category this is a result of a one-to-four family home that was no longer considered past due.  In the 60 to 89 days past due category, the decline is due to several one-to-four family homes that are no longer considered past due.

The allowance for loan losses to non-performing and impaired loans ratio increased to 77.28% at December 31, 2013 compared to 50.89% at December 31, 2012.  The increase in this ratio is primarily the result of a decline of $4.5 million of non-performing and impaired loans to $7.2 million at December 31, 2013 compared to $11.7 million at December 31, 2012.  The allowance for loan losses to total loans decreased to 1.50% at December 31, 2013 compared to 1.51% at December 31, 2012.

At December 31, 2013, First Clover Leaf Bank had 11 properties classified as foreclosed assets.  The collateral on these properties consisted of a commercial mobile-home site, a commercial building, farmland, a multi-family complex, two residential lot developments, a commercial development, and four single-family residences.  All of these properties were transferred into foreclosed assets at cost or the property’s fair value, less estimated costs of disposal, at the date of foreclosure.  Initial valuation adjustments, if any, are charged against the allowance for loan losses.  The properties are evaluated regularly to ensure the recorded amount is supported by its current fair value.

The table below sets forth the amount and categories of our non-performing and impaired loans and other non-performing assets at the dates indicated.  At December 31, 2013, 2012, 2011 and 2010, we had loans of approximately $6.2 million, $8.9 million, $9.3 million and $250,000, respectively, that were classified as troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) which are considered to be impaired loans.  At December 31, 2009, we had an immaterial amount of troubled debt restructurings.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
One-to-four family	$1,671	$2,087	$1,203	$2,951	$2,260
Multi-family	2,100	3,006	1,120	506	2,324
Commercial real estate	1,389	3,466	762	1,698	1,346
Construction and land	1,141	2,456	7,690	6,612	5,410
Commercial business	—	260	250	31	293
Consumer	145	196	142	451	100
Total non-accrual loans	6,446	11,471	11,167	12,249	11,733

Accruing loans delinquent 90 days or more:
One-to-four family	—	183	405	81	107
Construction and land	—	—	—	—	1,600
Commercial business	—	26	—	12	873
Consumer	—	—	—	—	—
Total accruing loans delinquent 90 days or more	—	209	405	93	2,580

Total non-performing loans	6,446	11,680	11,572	12,342	14,313

Other impaired loans:
One-to-four family	49	—	923	1,016	—
Multi-family	—	—	2,521	1,359	6,122
Commercial real estate	589	—	2,595	3,410	4,932
Construction and land	—	—	155	371	2,407
Commercial business	132	—	1,314	604	1,357
Consumer	18	—	509	519	—
Total other impaired loans	788	—	8,017	7,279	14,818

Total non-performing and impaired loans	7,234	11,680	19,589	19,621	29,131

Foreclosed assets:
One-to-four family	635	782	1,157	440	200
Multi-family	118	—	—	—	—
Commercial real estate	692	826	755	854	230
Construction and land	4,132	4,898	3,911	2,550	655
Total foreclosed assets	$5,577	$6,506	$5,823	$3,844	$1,085

Total non-performing and impaired assets	$12,811	$18,186	$25,412	$23,465	$30,216

Ratios:
Non-performing and impaired loans to total loans	1.94%	2.96%	5.05%	5.06%	7.07%
Non-performing and impaired assets to total assets	2.06%	3.03%	4.52%	4.08%	5.16%

For the year ended December 31, 2013, $329,480 of gross interest income would have been recorded had our non-accruing loans (including those identified as troubled debt restructurings) been current in accordance with their original terms. We recorded $20,545 of income on such loans for the year ended December 31, 2013.

For the year ended December 31, 2013, $269,677 of gross interest income would have been recorded had our troubled debt restructured loans been current in accordance with their original terms. We recorded $54,322 of income on such loans for the year ended December 31, 2013.

At December 31, 2013, we had no loans which were not already classified as non-accrual, 90 days past due, or impaired, with known information about possible credit problems of the borrower causing management to have serious concerns and would result in disclosure as non-accrual, 90 days past due, or impaired.

Foreclosed Assets.  Foreclosed assets consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value.  Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses.  After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses.  Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.  At December 31, 2013, we held 11 properties as foreclosed assets with a total value of $5.6 million.

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

On the basis of management’s review of our assets, at December 31, 2013, we had classified $9.5 million of our assets as substandard, of which $7.2 million was also impaired, and $412,000 as doubtful.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2013
One-to-four family	2	$116	7	$674	9	$790
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	1	30	1	30
Construction and land	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	1	30	1	30
Total	2	$116	9	$734	11	$850

At December 31, 2012
One-to-four family	7	$578	16	$1,811	23	$2,389
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	2	535	2	535
Construction and land	—	—	2	375	2	375
Commercial business	—	—	4	287	4	287
Consumer	3	39	3	55	6	94
Total	10	$617	27	$3,063	37	$3,680

At December 31, 2011
One-to-four family	1	$50	18	$947	19	$997
Multi-family	—	—	1	236	1	236
Commercial real estate	1	1,746	4	762	5	2,508
Construction and land	1	229	5	7,130	6	7,359
Commercial business	1	127	3	194	4	321
Consumer	3	124	2	142	5	266
Total	7	$2,276	33	$9,411	40	$11,687

At December 31, 2010
One-to-four family	4	$281	12	$1,567	16	$1,848
Multi-family	—	—	3	506	3	506
Commercial real estate	4	217	4	1,201	8	1,418
Construction and land	—	—	9	6,147	9	6,147
Commercial business	—	—	2	43	2	43
Consumer	2	56	3	367	5	423
Total	10	$554	33	$9,831	43	$10,385

At December 31, 2009
One-to-four family	3	$178	5	$734	8	$912
Multi-family	—	—	3	585	3	585
Commercial real estate	1	56	17	1,890	18	1,946
Construction and land	—	—	3	1,462	3	1,462
Commercial business	1	43	5	1,155	6	1,198
Consumer	1	12	1	100	2	112
Total	6	$289	34	$5,926	40	$6,215

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended
	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$5,945	$7,789	$5,728	$6,317	$3,895

Charge -offs:
One-to-four family	(550)	(263)	(421)	(268)	(244)
Multi-family	(482)	—	(228)	(429)	—
Commercial real estate	(217)	(576)	(379)	(870)	(832)
Construction and land	—	(2,123)	(1,754)	(637)	(1,644)
Commercial business	(141)	(650)	(483)	(1,020)	(414)
Consumer	(38)	(94)	(105)	(86)	—
Total charge-offs	(1,428)	(3,706)	(3,370)	(3,310)	(3,134)

Recoveries:
One-to-four family	17	2	37	—	—
Multi-family	—	34	—	—	—
Commercial real estate	205	235	8	148	—
Construction and land	302	22	72	—	—
Commercial business	59	18	22	—	2
Consumer	6	1	—	—	—
Total recoveries	589	312	139	148	2

Net (charge-offs)	(839)	(3,394)	(3,231)	(3,162)	(3,132)
Provision for loan losses	485	1,550	5,292	2,573	5,554

Balance at end of year	$5,591	$5,945	$7,789	$5,728	$6,317

Ratios:
Net charge-offs to average loans outstanding	0.22%	0.85%	0.82%	0.78%	0.74%
Allowance for loan losses to non-performing and impaired loans	77.28%	50.89%	39.76%	29.19%	21.68%
Allowance for loan losses to total loans	1.50%	1.51%	2.01%	1.48%	1.53%

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

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2013			2012			2011
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$1,425	$118,885	31.3%	$847	$112,351	27.5%	$777	$115,540	29.1%
Multi-family	661	40,262	10.6	959	42,203	10.3	780	39,482	9.9
Commercial	1,455	120,839	31.9	1,268	138,767	34.0	1,157	128,657	32.4
Construction and land	668	13,961	3.7	1,413	30,144	7.4	3,934	44,192	11.1
Commercial business	1,219	71,940	19.0	1,296	71,251	17.4	970	48,677	12.3
Consumer	163	13,239	3.5	162	13,525	3.4	171	20,554	5.2
Total	$5,591	$379,126	100.0%	$5,945	$408,241	100.0%	$7,789	$397,102	100.0%

	At December 31,
	2010			2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$1,162	$120,609	29.9%	$1,517	$98,080	23.4%
Multi-family	300	25,321	6.3	745	20,947	5.0
Commercial	1,043	130,031	32.3	2,402	179,923	42.8
Construction and land	2,152	52,505	13.0	883	45,448	10.8
Commercial business	868	51,750	12.9	760	63,135	15.0
Consumer	203	22,613	5.6	10	12,477	3.0
Total	$5,728	$402,829	100.0%	$6,317	$420,010	100.0%

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

The Financial Accounting Standards Board’s guidance regarding the accounting for certain investments in debt and equity securities requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security.  We have classified all of our securities as available for sale at December 31, 2013.

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

First Clover Leaf Financial Corp. utilizes a third party vendor for investment portfolio accounting.  The vendor provides a monthly report indicating by individual bond the gain or loss position of the security, as well as any downgrades that have occurred.  When a bond is downgraded, we contact a broker to gain a better understanding of the reason for the downgrade and any known or anticipated defaults by the issuer.  We consider the grade of the bond and the payment history when determining if a bond should be classified as other than temporarily impaired and if a write down of the security is necessary.  The board of directors is informed monthly of any bond downgrades and the overall gain or loss position of the investment portfolio.  As of December 31, 2013, we had no securities considered to be other-than-temporarily impaired.

Available for Sale Portfolio.  The following table sets forth the composition of our available for sale portfolio at the dates indicated.  For further information see Notes 1 and 2 of the Notes to our Consolidated Financial Statements.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities:
U.S. government agency obligations	$41,983	$40,915	$19,596	$19,793	$31,226	$31,744
U.S. treasury securities	5,000	5,000	—	—	—	—
Corporate bonds	—	—	—	—	1,950	1,838
State and municipal securities	39,827	38,745	35,068	36,404	25,064	26,376
Other securities	249	249	249	249	4	4
Mortgage-backed: residential	33,404	32,868	31,468	31,834	25,280	25,613

Total investment securities available for sale	$120,463	$117,777	$86,381	$88,280	$83,524	$85,575

At December 31, 2013, we held 83 available-for-sale securities that had been in a loss position for less than twelve months, and 14 available-for-sale securities that had been in a loss position for twelve months or more.  Included in the 83 securities in the less-than-twelve month position are (a) 17 agency securities, seven of which have been in a loss position for one month, three have been in a loss position for five months, three have been in a loss position for six months, and four have been in a loss position for ten months (b) 49 state and municipal securities, seven of which have been in a loss position for one month, two have been in a loss position for three months, two have been in a loss position for four months, two have been in a loss position for five  months, 17 have been in a loss position for six months, eight have been in a loss position for seven months, one has been in a loss position for eight months, and 10 have been in a loss position for 10 months (c) 17 mortgage-backed securities, two of which have been in a loss position for five months, three have been in a loss position for six months, nine have been in a loss position for seven months, one has been in a loss position for eight  months, and two have been in a loss position for eleven months.  Included in the 14 securities in the twelve-months-or-more position is one agency security, seven state and municipal securities, and six mortgage-backed securities.

As of December 31, 2013, management believes that the estimated fair values of the securities noted above are primarily dependent on movements in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service.  Management believes that these fair values will recover as the underlying portfolios mature.  We do not intend to sell or expect that it is more likely than not that we will be required to sell these investment securities prior to the anticipated recovery in fair value.  Accordingly, management does not believe any individual unrealized loss as of December 31, 2013, represents an other-than-temporary impairment.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2013 are summarized in the following table.  Maturities are based on the final contractual payment dates except for mortgage-backed securities which are based on accounting speed to reflect the impact of prepayments.  State and municipal securities yields have been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale:
Investment Securities

U.S. government agency obligations	$17,627	0.70%	$10,334	1.16%	$14,022	1.66%	$—	0.00%	$41,983	$40,915	1.13%
U.S. treasury securities	5,000	0.00	—	0.00	—	0.00	—	0.00	5,000	5,000	0.00
State and municipal securities	245	6.21	4,134	4.56	16,967	4.05	18,481	4.63	39,827	38,745	4.39
Other securities	4	0.00	245	1.35	—	0.00	—	0.00	249	249	1.33
Mortgage-backed: residential	65	1.84	26,420	1.86	6,919	2.15	—	0.00	33,404	32,868	1.92

Total investment securities available for sale	$22,941	0.61%	$41,133	1.95%	$37,908	2.82%	$18,481	4.63%	$120,463	$117,777	2.38%

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

Deposits. Residents of our primary market area are our main source of deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  From time to time, we supplement our funding with brokered deposits.  At December 31, 2013 we had $124.5 million in brokered deposits, which includes $91.1 million of interest-bearing transaction deposit accounts and $18.0 million of time deposits generated from our local customer base that utilize these brokered deposit products in order to obtain full FDIC insurance coverage.  We have several additional sources for obtaining wholesale and brokered deposits if needed in the future.  Our deposit products include demand and NOW, money market, savings, and term certificate accounts.  The interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Clover Leaf Bank on a periodic basis. Management determines the rates and terms based on competitive market rates, our needs for funds or liquidity, growth goals and federal and state regulations.

Noninterest-Bearing Deposits.  The balances of our noninterest-bearing deposits at December 31, 2013 and 2012 were $55.3 million and $60.3 million, respectively.

Interest-Bearing Deposits.  The balances of our interest-bearing deposits at December 31, 2013 and 2012 were $447.3 million and $400.0 million, respectively.

Deposit Accounts by Type.  The following table sets forth the average balances of our deposits in the various types of deposit programs for the years indicated.

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Noninterest-bearing transaction	$57,082	11.9%	0.00%	$46,895	11.3%	0.00%	$35,661	8.1%	0.00%
Interest-bearing transaction	258,136	53.8	0.39	194,916	46.8	0.62	202,391	46.3	0.90
Savings deposits	27,029	5.6	0.29	24,115	5.8	0.48	21,422	4.9	0.71
	342,247	71.3		265,926	63.9		259,474	59.3

Time deposits	138,024	28.7	1.21	150,524	36.1	1.67	178,266	40.7	2.16

Total average deposits	$480,271	100.0%	0.57%	$416,450	100.0%	0.92%	$437,740	100.0%	1.33%

Time Deposit Balances and Maturities.  The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2013.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 months	Over 12 Months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$7,162	$8,655	$12,907	$43,267	$71,991
Certificates of deposit of $100,000 or more (1)	10,116	6,549	14,163	24,740	55,568
Total certificates of deposit	$17,278	$15,204	$27,070	$68,007	$127,559

(1)         The weighted average interest rates for these accounts, by maturity period, were: 0.66% for 3 months or less; 0.68% for over 3 to 6 months; 0.70% for over 6 to 12 months; and 1.55% for over 12 months.  The overall weighted average interest rate for accounts of $100,000 or more was 1.07%.

Borrowings.  Our borrowings consist of Federal Home Loan Bank advances, repurchase agreements and subordinated debentures. At December 31, 2013, we had $14.0 million in advances and access to additional Federal Home Loan Bank advances of up to $59.0 million, and we had $26.8 million in securities sold under agreements to repurchase. For additional information on our subordinated debentures, please see note 11 to our Consolidated Financial Statements, contained within our Annual Report to Stockholders.

The following table sets forth information concerning balances and interest rates on all of our borrowings at or for the periods shown:

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Balance at end of year	$44,746	$60,461	$67,818
Average balance during year	52,607	55,822	50,039
Maximum outstanding at any month end	56,933	62,025	67,818
Weighted average interest rate at end of year	0.65%	0.64%	0.57%
Average interest rate during year	1.04%	1.14%	1.28%

Subsidiary Activities

First Clover Leaf Financial Corp.’s only subsidiary is First Clover Leaf Bank.  First Clover Leaf Bank’s only subsidiary is Clover Leaf Financial Services, an insurance agency that sells credit life and disability insurance policies.

Personnel

As of December 31, 2013, we had 85 full-time employees and 18 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good working relations with our employees.

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

The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”).  On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.

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

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  First Clover Leaf Bank has elected to exercise its one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for purposes of calculating its regulatory capital requirements.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule is effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

At December 31, 2013, First Clover Leaf Bank’s capital exceeded all applicable requirements.

Loans to One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of risk-based capital on an unsecured basis.  An additional amount may be loaned, equal to 10% of risk-based capital, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2013, the maximum amount that First Clover Leaf Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $10.3 million.  At that date, the largest lending relationship with First Clover Leaf Bank totaled $9.8 million and consisted of a floor plan for new and used vehicles, a real estate loan for a commercial building, a separate commercial loan and a residential mortgage.  This borrower was performing in accordance with the repayment terms as of December 31, 2013.

Qualified Thrift Lender Test.  As a federal savings association, First Clover Leaf Bank is subject to a qualified thrift lender, or “QTL,” test.  Under the QTL test, First Clover Leaf Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.

A savings association that fails the QTL test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law.  At December 31, 2013, First Clover Leaf Bank maintained portfolio assets in qualified thrift investments in excess of the percentage required to qualify it under the QTL test.

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

At December 31, 2013, First Clover Leaf Bank met the criteria for being considered “well-capitalized.”

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions, effective January 1, 2015, to the prompt corrective action framework.  Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:”  (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2013.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  We recorded the pre-payment as a prepaid expense, which was amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was $2.8 million.  There was no prepayment amount remaining as of December 31, 2013.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2013, the annualized Financing Corporation assessment was equal to 0.62 basis points of total assets less tangible capital.  For the year ended December 31, 2013, the Bank paid $33,547 related to the FICO bonds and $443,184 pertaining to deposit insurance assessments.

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

Federal Home Loan Bank System.  First Clover Leaf Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Chicago, First Clover Leaf Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its borrowings from the Federal Home Loan Bank, whichever is greater.  As of December 31, 2013, First Clover Leaf Bank was in compliance with this requirement and held $911,000 of excess stock in the Federal Home Loan Bank of Chicago.

Federal Reserve System

Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  As of December 31, 2013, First Clover Leaf Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Comptroller of the Currency.

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

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the “1996 Act”), we were permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  We were required to use the specific charge off method in computing our bad debt deduction beginning with our 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  At December 31, 2013, First Clover Leaf Bank had no reserves subject to recapture.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if First Clover Leaf Bank failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift related recapture rules. At December 31, 2013, our total federal pre-1988 base year reserve was approximately $3.0 million.  However, under current law, pre-1988 base year reserves remain subject to recapture if First Clover Leaf Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2013, First Clover Leaf Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

Illinois State Taxation.  First Clover Leaf Financial Corp. is required to file Illinois income tax returns and pay tax at a stated tax rate of 9.5% for 2013, 2012, and 2011 of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.firstcloverleafbank.com.  Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.                                       RISK FACTORS

Not Required.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                                                PROPERTIES

The following table provides certain information with respect to our offices as of December 31, 2013:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
			(In thousands)
Main Office 6814 Goshen Road Edwardsville, Illinois 62025	Owned	2006	$3,401

2143 Route 157 Edwardsville, Illinois 62025	Owned	2006	867

300 St. Louis Street Edwardsville, Illinois 62025	Owned	1964	1,437

1046 E. Madison St Wood River, Illinois 62095	Owned	2008	1,693

12551 St. Route 143 Highland, Illinois 62249	Leased	2011	25

Operations Data Center 27 Glen-Ed Professional Park Glen Carbon, Illinois 62034	Owned	2008	318

The net book value of our premises, land and equipment was approximately $9.9 million at December 31, 2013.  In 2008, we purchased land in Highland, Illinois for possible future branch expansion.  First Clover Leaf Bank continues to pursue other expansion opportunities.

ITEM 3.                                                LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business.  At December 31, 2013, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)         The information required by this item is incorporated by reference to our Annual Report to Stockholders, portions of which are attached as Exhibit 13 hereto. No equity securities were sold during the year ended December 31, 2013 that were not registered under the Securities Act.

(b)         Not applicable.

(c)          The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Clover Leaf Financial Corp. of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2013 through October 31, 2013	—	$—	—	45,034
November 1, 2013 through November 30, 2013	—	$—	—	45,034
December 1, 2013 through December 31, 2013	—	$—	—	45,034
Total	—		—

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

The Plan has no expiration date.

ITEM 6.                                                SELECTED FINANCIAL DATA

Incorporated by reference to our Annual Report to Stockholders, portions of which are included as Exhibit 13 to this Form 10-K.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in the section captioned “Management’s Discussion and Analysis of First Clover Leaf Financial Corp.’s Financial Condition and Results of Operations” is incorporated herein by reference to our Annual Report to Stockholders, portions of which are included as Exhibit 13 to this Form 10-K.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to our Annual Report to Stockholders, portions of which are included as Exhibit 13 to this Form 10-K.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to our Annual Report to Stockholders, portions of which are included as Exhibit 13 to this Form 10-K.

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

There were no changes in our internal controls over financial reporting during the period ended December 31, 2013 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2013, the Company’s internal control over financial reporting is effective, based on those criteria.

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

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1                               Articles of Incorporation of First Clover Leaf Financial Corp. (1)

3.2                               Bylaws of First Clover Leaf Financial Corp. (1)

4                                         Form of common stock certificate of First Clover Leaf Financial Corp. (1)

10.1                        [Reserved]

10.2                        [Reserved]

10.3                        [Reserved]

10.4                        [Reserved]

10.5                        [Reserved]

10.6                        [Reserved]

10.7                        [Reserved]

10.8                        [Reserved]

10.9                        [Reserved]

10.10                 Employment Agreement of William D. Barlow (4)

10.11                 Employment Agreement of P. David Kuhl (5)

10.12                 Employment Agreement of Dennis M. Terry (5)

10.13                 First Amendment to Employment Agreement with William D. Barlow (5)

13                                  Portions of Annual Report to Stockholders

14                                  Code of Conduct (2)

21                                  Subsidiaries of the Registrant(3)

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                           The following financial statements for the year ended December 31, 2013, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

(3)                                 Incorporated by reference to the Annual Report on Form 10-K of First Clover Leaf Financial Corp. for the year ended December 31, 2010, filed with the Commission on March 31, 2011.

(4)                                 Incorporated by reference to the Annual Report on Form 10-K of First Clover Leaf Financial Corp. for the year ended December 31, 2012, filed with the Commission on March 29, 2013.

(5)                                 Incorporated by reference to the Current Report on Form 8-K of First Clover Leaf Financial Corp., filed with the Commission on September 24, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Clover Leaf Financial Corp.

Date: March 31, 2014	By:	/s/ P. David Kuhl
P. David Kuhl, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ P. David Kuhl	By:	/s/ Gerard Schuetzenhofer
	P. David Kuhl, President, and Chief		Gerard Schuetzenhofer
	Executive Officer and Director		Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2014		Date: March 31, 2014

By:	/s/ Darlene F. McDonald	By:	/s/ Joseph J. Gugger
	Darlene F. McDonald, Executive Vice		Joseph J. Gugger
	President and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 31, 2014		Date: March 31, 2014

By:	/s/ Mona Haberer	By:	/s/ Joseph Helms
	Mona Haberer		Joseph Helms
	Director		Director

Date: March 31, 2014		Date: March 31, 2014

By:	/s/ Kenneth Highlander	By:	/s/ Gary Niebur
	Kenneth Highlander		Gary Niebur
	Director		Director

Date: March 31, 2014		Date: March 31, 2014

By:	/s/ Joseph Stevens	By:	/s/ Dennis M. Terry
	Joseph Stevens		Dennis M. Terry
	Director		Director

Date: March 31, 2014		Date: March 31, 2014

By:	/s/ Mary Westerhold
Mary Westerhold
Director

Date: March 31, 2014