Form 10-Q
period 2014-03-31
First Clover Leaf Financial Corp.
filed 2014-05-15
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from             to

Commission file number 000-50820

FIRST CLOVER LEAF FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-4797391
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6814 Goshen Road, Edwardsville, IL	62025
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒.  No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐.  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 1, 2014
Common Stock, par value $.10 per share	7,007,283

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	December 31,
	(Unaudited)	2013
ASSETS

Cash and due from banks	$14,420,357	$14,363,461
Interest-earning deposits	12,209,566	8,681,426
Federal funds sold	81,186,762	61,648,938
Total cash and cash equivalents	107,816,685	84,693,825

Interest-earning time deposits	1,768,671	1,766,493
Securities available for sale	113,734,091	117,776,982
Federal Home Loan Bank stock	2,887,763	2,887,763
Loans, net of allowance for loan losses of $5,713,132 and $5,590,668 at March 31, 2014 and December 31, 2013, respectively	365,534,984	372,568,962
Loans held for sale	160,400	—
Property and equipment, net	9,802,507	9,873,198
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	8,564,529	8,497,895
Core deposit intangible	239,515	271,000
Foreclosed assets	5,371,273	5,577,481
Mortgage servicing rights	905,840	918,247
Accrued interest receivable	1,641,442	1,551,258
Other assets	3,704,802	4,276,015

Total assets	$633,517,825	$622,044,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$53,110,162	$55,263,604
Interest-bearing	471,622,923	447,276,088
Total deposits	524,733,085	502,539,692

Federal Home Loan Bank advances	13,981,940	13,980,005
Securities sold under agreements to repurchase	14,877,553	26,766,169
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	183,485	199,764
Other liabilities	1,413,131	1,463,182
Total liabilities	559,189,194	548,948,812

Stockholders’ Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 7,007,283 shares issued and outstanding at March 31, 2014 and December 31, 2013	700,728	700,728
Additional paid-in capital	55,818,936	55,818,936
Retained earnings	18,625,170	18,268,454
Accumulated other comprehensive loss	(816,203)	(1,692,488)
Total stockholders’ equity	74,328,631	73,095,630

Total liabilities and stockholders’ equity	$633,517,825	$622,044,442

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
Interest and dividend income:
Interest and fees on loans	$4,032,611	$4,655,895
Securities:
Taxable interest income	325,424	229,410
Nontaxable interest income	271,988	227,029
Interest-earning deposits, federal funds sold, and other	51,063	35,239
Total interest and dividend income	4,681,086	5,147,573

Interest expense:
Deposits	544,517	795,085
Federal Home Loan Bank advances	74,681	121,480
Securities sold under agreements to repurchase	2,765	5,589
Subordinated debentures	21,776	21,468
Total interest expense	643,739	943,622

Net interest income	4,037,347	4,203,951

Provision for loan losses	—	225,000

Net interest income after provision for loan losses	4,037,347	3,978,951

Non-interest income:
Service fees on deposit accounts	88,705	82,895
Other service charges and fees	90,360	88,435
Loan servicing fees	71,641	81,171
Gain on sale of securities	—	355,651
Gain on sale of loans	26,055	265,172
Other	100,816	78,317
	377,577	951,641

Non-interest expense:
Compensation and employee benefits	1,811,160	1,544,564
Occupancy expense	403,526	321,804
Data processing services	185,373	182,648
Director fees	42,850	37,350
Professional fees	123,113	98,979
FDIC insurance premiums	117,102	117,000
Foreclosed asset related expenses	74,449	230,972
Amortization of core deposit intangible	31,485	65,997
Amortization of mortgage servicing rights	18,002	46,798
Other	554,432	480,813
	3,361,492	3,126,925

Income before income taxes	1,053,432	1,803,667

Income tax expense	276,279	608,605

Net income	$777,153	$1,195,062

Basic and diluted earnings per share	$0.11	$0.16
Dividends per share	$0.06	$0.06

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

Net income	$777,153	$1,195,062
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period	1,390,931	(656,537)
Reclassification adjustment for realized gains included in income	—	(355,651)
Tax effect	(514,646)	374,510
Net of tax	876,285	(637,678)
Comprehensive income	$1,653,438	$557,384

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$777,153	$1,195,062
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	(3,249)	(34,208)
Premiums and discounts on securities	246,953	(116,761)
Core deposit intangible	31,485	65,997
Mortgage servicing rights	18,002	46,798
Fair value adjustments	(23,195)	(14,526)
Provision for loan losses	—	225,000
Depreciation	142,769	137,553
Gain on sale of securities	—	(355,651)
Gain on sale of loans	(26,055)	(265,172)
Loss (gain) on sale of foreclosed assets	34,044	(5,550)
Write-down on foreclosed assets	—	203,407
Earnings on bank-owned life insurance	(66,634)	(43,375)
Increase in mortgage servicing rights	(5,595)	(97,714)
Proceeds from sales of loans held for sale	684,405	12,484,493
Originations of loans held for sale	(818,750)	(10,666,343)
Change in assets and liabilities:
Accrued interest receivable and other assets	(33,616)	(497,963)
Accrued interest payable	(16,279)	(30,659)
Other liabilities	(50,051)	685,425
Net cash provided by operating activities	891,387	2,915,813

(Continued)

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from investing activities
Purchase of interest-earning time deposits	(2,178)	(6,982)
Available for sale securities:
Purchases	(8,882,151)	(27,115,599)
Proceeds from calls, maturities, and principal repayments	14,086,434	4,350,612
Proceeds from sales	—	6,078,129
Decrease in loans	6,989,883	10,099,718
Purchase of property and equipment	(76,096)	(23,555)
Proceeds from the sale of foreclosed assets	231,241	248,997
Purchase of bank-owned life insurance	—	(3,000,000)
Net cash provided by (used in) investing activities	12,347,133	(9,368,680)

Cash flows from financing activities
Net increase in deposit accounts	$22,193,393	$5,144,976
Net decrease in securities sold under agreements to repurchase	(11,888,616)	(3,531,586)
Repurchase of common stock	—	(1,076,428)
Cash dividends paid	(420,437)	(447,791)
Net cash provided by financing activities	9,884,340	89,171

Net increase (decrease) in cash and cash equivalents	23,122,860	(6,363,696)

Cash and cash equivalents:
Beginning	84,693,825	71,414,598

Ending	$107,816,685	$65,050,902

Supplemental schedule of noncash investing and financing activities
Assets acquired in settlement of loans	$59,077	$—

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$658,083	$970,531
Income taxes, net of refunds	—	275,000

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature.  Any differences appearing between the numbers presented in the financial statements and management’s discussion and analysis are due to rounding.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire year or for any other period.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company” or “First Clover Leaf”) for the year ended December 31, 2013 contained in the 2013 Annual Report to Stockholders that is filed as Exhibit 13 to the Company’s Annual Report on Form 10-K.  Accordingly, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted.

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

The Company is a Maryland corporation that was incorporated in March 2006 as the successor corporation to First Federal Financial Services, Inc., in connection with the July 2006 “second-step” conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank.  The accompanying interim consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, First Clover Leaf Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Clover Leaf Financial Services.  First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF.”

Recent Accounting Pronouncements:  The following accounting standards were recently issued relating to the financial services industry:

In January 2014, the Financial Accounting Standard Board (the “FASB”) amended existing guidance clarifying that if an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists.  These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position.  Or, if the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  These amendments are effective for interim and annual reporting periods beginning

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

after December 15, 2013.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

Reclassifications:  Certain reclassifications have been made to conform to the current year presentation.  These reclassifications had no impact on the Company’s net income or total stockholders’ equity.

NOTE 2 — SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities with gross unrealized gains and losses as of the dates indicated are summarized as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$40,945,136	$26,604	$(836,349)	$40,135,391
State and municipal securities	40,306,588	671,820	(850,146)	40,128,262
Other securities(1)	248,501	—	—	248,501
Mortgage-backed: residential	33,529,427	248,757	(556,247)	33,221,937

	$115,029,652	$947,181	$(2,242,742)	$113,734,091

	December 31, 2013
U.S. government agency obligations	$41,982,901	$34,010	$(1,101,316)	$40,915,595
U.S. treasury securities	5,000,000	—	—	5,000,000
State and municipal securities	39,827,427	439,363	(1,521,921)	38,744,869
Other securities(1)	248,501	—	—	248,501
Mortgage-backed: residential	33,404,645	234,517	(771,145)	32,868,017

	$120,463,474	$707,890	$(3,394,382)	$117,776,982

(1)  Includes a Certificate of Deposit in the amount of $245,000

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013, are summarized as follows:

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$23,043,501	$(221,359)	$8,390,539	$(614,990)	$31,434,040	$(836,349)
State and municipal securities	10,752,486	(329,301)	7,340,304	(520,845)	18,092,790	(850,146)
Mortgage-backed: residential	14,876,754	(350,388)	6,499,306	(205,859)	21,376,060	(556,247)

	$48,672,741	$(901,048)	$22,230,149	$(1,341,694)	$70,902,890	$(2,242,742)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$32,313,881	$(962,837)	$1,364,739	$(138,479)	$33,678,620	$(1,101,316)
State and municipal securities	20,013,766	(1,112,126)	3,322,850	(409,795)	23,336,616	(1,521,921)
Mortgage-backed: residential	16,485,580	(531,722)	5,443,669	(239,423)	21,929,249	(771,145)

	$68,813,227	$(2,606,685)	$10,131,258	$(787,697)	$78,944,485	$(3,394,382)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At March 31, 2014, the Company had 82 securities in an unrealized loss position which included: 15 agency securities, 44 state and municipal securities, and 23 mortgage-backed securities.  This is a decrease from 97 securities at December 31, 2013.  The unrealized losses resulted from changes in market interest rates and liquidity, as opposed to changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of the amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value at March 31, 2014, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Additionally, an item in our “other securities” category has no stated maturity.  Therefore, stated maturities are not disclosed for these items.

	Amortized	Fair
	Cost	Value
Due in one year or less	$15,919,691	$15,929,539
Due after one year through five years	16,349,012	16,318,599
Due after five years through ten years	31,556,111	30,849,640
Due after ten years	17,671,910	17,410,875
Other securities - non-maturing	3,501	3,501
Mortgage-backed: residential	33,529,427	33,221,937

	$115,029,652	$113,734,091

Securities with a carrying amount of approximately $77,265,000 and $88,180,000 were pledged to secure deposits as required or permitted by law at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.  There were no sales of securities during the three months ended March 31, 2014.  The Company received proceeds of $6,078,129 from the sale of securities during the three months ended March 31, 2013, which included gross realized gains of $355,651.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS

The components of loans are as follows:

	At March 31,		At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$121,166,204	31.6%	$118,884,453	31.4%
Multi-family	39,712,875	10.4	40,262,269	10.6
Commercial	116,682,464	30.5	120,839,112	31.8
Construction and land	26,082,930	6.8	13,961,068	3.7
	303,644,473	79.3	293,946,902	77.5

Commercial business	66,331,818	17.3	71,940,431	19.0

Consumer:
Home equity	11,674,162	3.0	11,712,701	3.1
Automobile and other	1,484,386	0.4	1,525,594	0.4
	13,158,548	3.4	13,238,295	3.5

Total gross loans	383,134,839	100.0%	379,125,628	100.0%
Undisbursed portion of construction loans	(12,036,647)		(1,112,957)
Deferred loan origination costs (fees), net	149,924		146,959
Allowance for loan losses	(5,713,132)		(5,590,668)

Loans, net	$365,534,984		$372,568,962

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk.  Management reviews and presents these policies to the board of directors at least annually.  A reporting system supplements the review process by providing management with reports related to loan production, loan quality, loan delinquencies and non-performing and potential problem loans.

Additional information regarding our accounting policies for the individual loan categories is contained in our 2013 Annual Report to Stockholders that is filed as Exhibit 13 to the Company’s Annual Report on Form 10-K.

On occasion, the Company originates loans secured by single-family dwellings with loan to value ratios exceeding 90%.  The Company does not consider the level of such loans to be a significant concentration of credit as of March 31, 2014 or December 31, 2013.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The recorded investment in loans does not include accrued interest and loan origination fees due to immateriality.  The recorded investment in construction and land includes undisbursed commitments of approximately $12,037,000 and $1,113,000 at March 31, 2014 and December 31, 2013, respectively.  The allowance for loan losses does not include a component for undisbursed loan commitments; rather, this amount is included in other liabilities.

The following tables present our past-due loans, segregated by class, as of March 31, 2014 and December 31, 2013:

March 31, 2014

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$668,413	$25,253	$579,609	$1,273,275	$119,892,929	$121,166,204	$—
Multi-family	—	—	—	—	39,712,875	39,712,875	—
Commercial	195,541	—	433,073	628,614	116,053,850	116,682,464	412,344
Construction and land	26,948	—	—	26,948	26,055,982	26,082,930	—
	890,902	25,253	1,012,682	1,928,837	301,715,636	303,644,473	412,344

Commercial business	—	—	—	—	66,331,818	66,331,818	—

Consumer:
Home equity	10,261	40,473	19,057	69,791	11,604,371	11,674,162	9,869
Automobile and other	—	—	—	—	1,484,386	1,484,386	—
	10,261	40,473	19,057	69,791	13,088,757	13,158,548	9,869

Total	$901,163	$65,726	$1,031,739	$1,998,628	$381,136,211	$383,134,839	$422,213

December 31, 2013

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$631,656	$116,090	$673,677	$1,421,423	$117,463,030	$118,884,453	$—
Multi-family	—	—	—	—	40,262,269	40,262,269	—
Commercial	15,162	—	30,016	45,178	120,793,934	120,839,112	—
Construction and land	—	—	—	—	13,961,068	13,961,068	—
	646,818	116,090	703,693	1,466,601	292,480,301	293,946,902	—

Commercial business	4,719	—	—	4,719	71,935,712	71,940,431	—

Consumer:
Home equity	40,473	—	30,047	70,520	11,642,181	11,712,701	—
Automobile and other	—	—	—	—	1,525,594	1,525,594	—
	40,473	—	30,047	70,520	13,167,775	13,238,295	—

Total	$692,010	$116,090	$733,740	$1,541,840	$377,583,788	$379,125,628	$—

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

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

Non-accrual loans, segregated by class, are as follows:

	March 31,	December 31,
	2014	2013
Real estate loans:
One-to-four family	$1,521,434	$1,671,324
Multi-family	1,870,471	2,100,064
Commercial	1,939,268	1,388,887
Construction and land	1,091,176	1,141,057
	6,422,349	6,301,332

Consumer:
Home equity	123,966	144,800

Total non-accrual loans	$6,546,315	$6,446,132

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended March 31, 2014

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,424,663	$(89,679)	$415	$11,564	$1,346,963
Multi-family	661,358	—	—	(166,458)	494,900
Commercial	1,454,455	(1,876)	—	440,052	1,892,631
Construction and land	668,085	—	230,000	(256,311)	641,774
	4,208,561	(91,555)	230,415	28,847	4,376,268

Commercial business	1,219,080	—	3,414	(64,838)	1,157,656

Consumer
Home equity	116,478	(20,859)	899	68,748	165,266
Automobile and other	46,549	—	150	(32,757)	13,942
	163,027	(20,859)	1,049	35,991	179,208

Total	$5,590,668	$(112,414)	$234,878	$—	$5,713,132

Three months ended March 31, 2013

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$847,285	$(300,462)	$16,118	$158,238	$721,179
Multi-family	958,303	—	—	(214,686)	743,617
Commercial	1,268,081	(33,146)	318	293,318	1,528,571
Construction and land	1,413,002	—	100,708	(106,434)	1,407,276
	4,486,671	(333,608)	117,144	130,436	4,400,643

Commercial business	1,296,114	(124,786)	4,853	101,119	1,277,300

Consumer
Home equity	151,625	—	—	(5,340)	146,285
Automobile and other	10,175	—	—	(1,215)	8,960
	161,800	—	—	(6,555)	155,245

Total	$5,944,585	$(458,394)	$121,997	$225,000	$5,833,188

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of March 31, 2014 and December 31, 2013:

March 31, 2014

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$84,949	$1,262,014	$1,346,963	$1,569,986	$119,596,218	$121,166,204
Multi-family	4,214	490,686	494,900	1,870,471	37,842,404	39,712,875
Commercial	260,766	1,631,865	1,892,631	2,163,138	114,519,326	116,682,464
Construction and land	—	641,774	641,774	1,091,176	24,991,754	26,082,930
	349,929	4,026,339	4,376,268	6,694,771	296,949,702	303,644,473

Commercial business	127,871	1,029,785	1,157,656	127,871	66,203,947	66,331,818

Consumer:
Home equity	—	165,266	165,266	141,545	11,532,617	11,674,162
Automobile and other	—	13,942	13,942	—	1,484,386	1,484,386
	—	179,208	179,208	141,545	13,017,003	13,158,548

Total	$477,800	$5,235,332	$5,713,132	$6,964,187	$376,170,652	$383,134,839

December 31, 2013

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$160,881	$1,263,782	$1,424,663	$1,720,101	$117,164,352	$118,884,453
Multi-family	—	661,358	661,358	2,100,064	38,162,205	40,262,269
Commercial	195,103	1,259,352	1,454,455	1,978,525	118,860,587	120,839,112
Construction and land	10,315	657,770	668,085	1,141,057	12,820,011	13,961,068
	366,299	3,842,262	4,208,561	6,939,747	287,007,155	293,946,902

Commercial business	131,774	1,087,306	1,219,080	131,774	71,808,657	71,940,431

Consumer:
Home equity	8,602	107,876	116,478	162,449	11,550,252	11,712,701
Automobile and other	—	46,549	46,549	—	1,525,594	1,525,594
	8,602	154,425	163,027	162,449	13,075,846	13,238,295

Total	$506,675	$5,083,993	$5,590,668	$7,233,970	$371,891,658	$379,125,628

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

Credit Quality Indicators:  As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt and comply with various terms of their loan agreements.  The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends.  Generally, all sizeable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit’s risk profile.  Credits classified as watch generally receive a review more frequently than annually.  The risk category of homogeneous loans, such as consumer loans and smaller balance loans, is evaluated when the loan becomes delinquent.  For special mention, substandard, and doubtful credit classifications, the frequency of review is increased to no less than quarterly in order to determine potential impact on credit loss estimates.

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

Loss - An asset, or portion thereof, classified as loss is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted.  This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur.  As such, it is not practical or desirable to defer the write-off.  Therefore, there is no balance to report for credits categorized as loss.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables present our credit quality indicators, segregated by class, as of March 31, 2014 and December 31, 2013:

March 31, 2014

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$118,475,296	$1,169,475	$1,218,069	$303,364	$121,166,204
Multi-family	35,106,531	2,735,873	1,870,471	—	39,712,875
Commercial	106,059,800	6,081,696	4,540,968	—	116,682,464
Construction and land	24,654,842	221,956	1,206,132	—	26,082,930
	284,296,469	10,209,000	8,835,640	303,364	303,644,473

Commercial business	63,179,263	3,024,684	127,871	—	66,331,818

Consumer:
Home equity	11,518,935	31,261	114,778	9,188	11,674,162
Automobile and other	1,484,386	—	—	—	1,484,386
	13,003,321	31,261	114,778	9,188	13,158,548

Total	$360,479,053	$13,264,945	$9,078,289	$312,552	$383,134,839

December 31, 2013

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$115,491,532	$1,672,820	$1,367,925	$352,176	$118,884,453
Multi-family	35,412,469	2,749,736	2,100,064	—	40,262,269
Commercial	110,571,786	5,902,447	4,334,863	30,016	120,839,112
Construction and land	12,696,737	—	1,264,331	—	13,961,068
	274,172,524	10,325,003	9,067,183	382,192	293,946,902

Commercial business	71,074,289	534,368	331,774	—	71,940,431

Consumer:
Home equity	11,518,523	31,730	132,401	30,047	11,712,701
Automobile and other	1,525,594	—	—	—	1,525,594
	13,044,117	31,730	132,401	30,047	13,238,295

Total	$358,290,930	$10,891,101	$9,531,358	$412,239	$379,125,628

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for the periods indicated.  The unpaid contractual balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of March 31, 2014			As of December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$1,154,704	$1,051,541	$—	$1,082,196	$899,959	$—
Multi-family	364,617	212,697	—	2,734,462	2,100,064	—
Commercial	837,507	828,656	—	808,008	808,008	—
Construction and land	2,864,410	1,091,176	—	1,986,485	213,251	—
	5,221,238	3,184,070	—	6,611,151	4,021,282	—

Consumer:
Home equity	162,404	141,545	—	132,402	132,402	—

Subtotal	$5,383,642	$3,325,615	$—	$6,743,553	$4,153,684	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$677,009	$518,445	$84,949	$864,017	$820,142	$160,881
Multi-family	2,140,252	1,657,774	4,214	—	—	—
Commercial	1,517,866	1,334,482	260,766	1,360,876	1,170,517	195,103
Construction and land	—	—	—	927,806	927,806	10,315
	4,335,127	3,510,701	349,929	3,152,699	2,918,465	366,299

Commercial business	127,871	127,871	127,871	131,774	131,774	131,774

Consumer:
Home equity	—	—	—	30,047	30,047	8,602

Subtotal	4,462,998	3,638,572	477,800	3,314,520	3,080,286	506,675
Total	$9,846,640	$6,964,187	$477,800	$10,058,073	$7,233,970	$506,675

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$975,750	$480	$—	$933,840	$—	$—
Multi-family	1,156,380	—	—	224,742	—	—
Commercial	818,333	4,254	—	2,927,894	—	—
Construction and land	652,213	—	—	2,085,724	—	—
	3,602,676	4,734	—	6,172,200	—	—

Commercial business	—	—	—	1,281	—	—

Consumer:
Home equity	136,973	261	—	155,292	—	—
Automobile and other	—	—	—	2,274	—	—
	136,973	261	—	157,566	—	—
Subtotal	$3,739,649	$4,995	$—	$6,331,047	$—	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$669,294	$—	$—	$1,012,329	$—	$—
Multi-family	828,887	—	—	2,753,905	—	—
Commercial	1,252,499	3,186	—	586,866	—	—
Construction and land	463,903	—	—	—	—	—
	3,214,583	3,186	—	4,353,100	—	—

Commercial business	129,823	2,435	—	280,499	—	—

Consumer:
Home equity	15,024	—	—	27,634	—	—
Automobile and other	—	—	—	6,759	—	—
	15,024	—	—	34,393	—	—
Subtotal	3,359,430	5,621	—	4,667,992	—	—
Total	$7,099,079	$10,616	$—	$10,999,039	$—	$—

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

During the three months ending March 31, 2014 and 2013, there were no loans modified as troubled debt restructurings.

The Company has allocated $351,563 of specific reserves on $5,864,799 of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014.  The Company had $354,822 of allocations of specific reserves on $6,215,918 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2013.  The Company has no commitments to lend additional amounts as of March 31, 2014 or December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents the troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2014.

	Three months ended March 31, 2014
	Number of Contracts	Recorded Investment (as of period end)
Real estate loans:
One-to-four family	1	$25,253

Total	1	$25,253

The troubled debt restructurings that subsequently defaulted, described above, resulted in a net decrease in the allowance for loan losses of $2,070 and resulted in no charge offs during the three months ended March 31, 2014.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2013.

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

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 5 — EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.  Employee stock ownership plan shares which are committed to be released are considered outstanding for basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2014	2013

Net income	$777,153	$1,195,062
Basic potential common shares:
Basic weighted average shares outstanding	7,007,283	7,448,258

Dilutive potential common shares	—	—

Diluted weighted average shares outstanding	7,007,283	7,448,258

Basic and diluted earnings per share	$0.11	$0.16

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

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Securities: The fair value of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1.  The Company has no securities classified within Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.  They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios.  In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month.  Because they are not price quote valuations, the pricing methods are considered Level 2 inputs.  At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company currently has no securities classified within Level 3.  During the three months ended March 31, 2014, there were no transfers between Level 1 and Level 2.  The valuation methodology was consistent for the three months ended March 31, 2014 and the year ended December 31, 2013.

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

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended March 31, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at March 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$40,135,391	$—	$40,135,391
State and municipal securities	—	40,128,262	—	40,128,262
Other securities	—	248,501	—	248,501
Mortgage-backed: residential	—	33,221,937	—	33,221,937
Total securities available for sale	$—	$113,734,091	$—	$113,734,091

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$40,915,595	$—	$40,915,595
U.S. treasury securities	—	5,000,000	—	5,000,000
State and municipal securities	—	38,744,869	—	38,744,869
Other securities	—	248,501	—	248,501
Mortgage-backed: residential	—	32,868,017	—	32,868,017
Total securities available for sale	$—	$117,776,982	$—	$117,776,982

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended March 31, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at March 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans:
Real estate loans:
One-to-four family	$—	$—	$433,496	$433,496
Multi-family	—	—	1,653,560	1,653,560
Commercial	—	—	1,073,716	1,073,716

Total impaired loans	$—	$—	$3,160,772	$3,160,772

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
One-to-four family	$—	$—	$103,500	$103,500
Multi-family	—	—	118,100	118,100
Commercial	—	—	692,230	692,230
Construction and land	—	—	1,901,758	1,901,758

Total foreclosed assets	$—	$—	$2,815,588	$2,815,588

Impaired loans:
Real estate loans:
One-to-four family	$—	$—	$659,261	$659,261
Commercial	—	—	975,414	975,414
Construction and land	—	—	917,491	917,491
	—	—	2,552,166	2,552,166

Consumer:
Home Equity	—	—	21,445	21,445
	—	—	21,445	21,445

Total impaired loans	$—	$—	$2,573,611	$2,573,611

Mortgage Servicing Rights	$—	$918,247	$—	$918,247

Foreclosed assets are collateral dependent and are recorded at the lesser of the recorded investment in the receivable or the appraised value less costs to sell and may be revalued on a nonrecurring basis.  During the three months ended March 31, 2014, there were no fair value adjustments on foreclosed assets.  At December 31, 2013, foreclosed assets had a carrying amount of $2,815,588, which was made up of the outstanding balance of $4,123,275, net of write-downs of $1,307,687.  During the three months ended March 31, 2013, we recorded write-downs of $203,407.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,638,572, with a valuation allowance of $477,800 at March 31, 2014, resulting in a net decrease in provision for loan losses of $28,875 for the three months ended March 31, 2014.  At December 31, 2013, impaired loans had a principal balance of $3,080,286 with a valuation allowance of $506,675.  Provisions for loan losses on impaired loans during the three months ended March 31, 2013 increased $235,747.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Impaired loans:
Real estate loans:
One-to-four family	$433,496	Sales Comparison	Adjustment for difference between comparable sales	-6% to 2%	-1.5%
Multi-family	1,653,560	Sales Comparison	Adjustment for difference between comparable sales	-31% to 25%	-12.6%
Commercial	1,073,716	Sales Comparison	Adjustment for difference between comparable sales	-28% to 34%	-6.2%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate:
One-to-four family	$103,500	Sales Comparison	Adjustment for difference between comparable sales	-2% to 20%	8.3%
Multi-family	118,100	Sales Comparison	Adjustment for difference between comparable sales	2% to 26%	15.5%
Commercial	692,230	Sales Comparison	Adjustment for difference between comparable sales	-2% to 0%	-1.9%
Construction and land	1,901,758	Sales Comparison	Adjustment for difference between comparable sales	-21% to 36%	5.5%

Impaired loans:
Real estate loans:
One-to-four family	$659,261	Sales Comparison	Adjustment for difference between comparable sales	-11% to 27%	2.9%
Commercial	975,414	Sales Comparison	Adjustment for difference between comparable sales	-28% to 16%	-9.2%
Construction and land	917,491	Sales Comparison	Adjustment for difference between comparable sales	-14% to 36%	19.1%
Consumer:
Home Equity	21,445	Sales Comparison	Adjustment for difference between comparable sales	-9% to -3%	-5.6%

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

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

Interest-Earning Time Deposits:  Due to the short-term nature of these deposits, the carrying amounts of these deposits approximate fair values.  However, since it is unusual to observe a quoted price in an active market during the outstanding term, these deposits are classified as Level 2.

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

Loans Held for Sale:  The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

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

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The following information presents estimated fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 that have not been previously presented and the methods and assumptions used to estimate those fair values.

		Fair Value Measurements at March 31, 2014 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$107,816,685	$107,816,685	$—	$—	$107,816,685
Interest-earning time deposits	1,768,671	—	1,768,671	—	1,768,671
Federal Home Loan Bank stock	2,887,763	—	—	—	N/A
Loans, net (excluding impaired loans at fair value)	362,374,212	—	—	363,992,723	363,992,723
Loans held for sale	160,400	—	160,400	—	160,400
Accrued interest receivable	1,641,442	—	641,399	1,000,043	1,641,442

Financial liabilities:
Non-interest bearing deposits	53,110,162	53,110,162	—	—	53,110,162
Interest-bearing deposits	471,622,923	348,224,053	124,297,389	—	472,521,442
Federal Home Loan Bank advances	13,981,940	—	14,096,996	—	14,096,996
Securities sold under agreement to repurchase	14,877,553	—	14,877,553	—	14,877,553
Subordinated debentures	4,000,000	—	4,000,000	—	4,000,000
Accrued interest payable	183,485	13,764	169,721	—	183,485

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2013 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$84,693,825	$84,693,825	$—	$—	$84,693,825
Interest-earning time deposits	1,766,493	—	1,766,493	—	1,766,493
Federal Home Loan Bank stock	2,887,763	—	—	—	N/A
Loans, net (excluding impaired loans at fair value)	369,995,351	—	—	369,987,191	369,987,191
Accrued interest receivable	1,551,258	—	546,692	1,004,566	1,551,258

Financial liabilities:
Non-interest bearing deposits	55,263,604	55,263,604	—	—	55,263,604
Interest-bearing deposits	447,276,088	319,716,842	128,515,854	—	448,232,696
Federal Home Loan Bank advances	13,980,005	—	14,114,389	—	14,114,389
Securities sold under agreement to repurchase	26,766,169	—	26,766,169	—	26,766,169
Subordinated debentures	4,000,000	—	4,000,000	—	4,000,000
Accrued interest payable	199,764	15,233	184,531	—	199,764

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, our trained work force, customer goodwill and similar items.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three months ended March 30, 2014.

Changes in Accumulated Other Comprehensive Loss by Component

For the Three Months Ended March 31, 2014(1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Loss at January 1, 2014	$(1,692,488)	$(1,692,488)

Other comprehensive income before reclassifications	876,285	876,285
Amount reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive income	876,285	876,285

Accumulated Other Comprehensive Loss at March 31, 2014	$(816,203)	$(816,203)

(1) All amounts are net of tax.  Amounts in parentheses indicate debits.

The following tables summarize the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013, and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

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

MARCH 31, 2014 AND DECEMBER 31, 2013

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

NOTE 9 — SUBSEQUENT EVENTS

On April 22, 2014, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended March 31, 2014.  The dividend will be payable to stockholders of record as of May 16, 2014 and is expected to be paid on May 23, 2014.

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

Critical Accounting Policies

First Clover Leaf considers the allowance for loan losses and goodwill and other intangible assets to be its critical accounting estimates, due to the higher degree of judgment and complexity than its other significant accounting estimates.

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

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured.  We consider the following factors as part of this evaluation: our historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  For each allowance portfolio class, we apply loss factors to calculate the required allowance based upon actual historical loss rates over a time period that we have determined represents the current credit cycle.  The Company extended the look back period used to establish the loss history for the general reserve component of the allowance for loan losses in the first quarter of 2014 in an effort to continue to factor in the higher loss experience that resulted from the credit crisis.  Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable incurred losses in the loan portfolio, including management’s periodic review of loan collectibility in light of historical experience, loan portfolio composition, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, and geographic concentrations of loans within the Bank’s immediate market area.

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

Goodwill.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Goodwill recorded by First Clover Leaf in connection with its acquisitions relates to the inherent value in the businesses acquired, and this value is dependent upon First Clover Leaf’s ability to provide quality, cost effective services in a competitive market place.  The continued value of recorded goodwill is impacted by the value of our stock and continued profitability of the organization.  In the event that the stock price experiences significant declines or the operations of the Company lack profitability, an impairment of goodwill may need to be recognized.  Any impairment recognized would adversely impact earnings in the period in which it is recognized.

The goodwill impairment analysis allows the assessment of qualitative factors to determine if it is more-likely-than-not that the fair value of a reporting unit is less than the carrying value.  If it is determined that we should proceed with impairment testing, we then estimate the fair value of our single reporting unit as of the measurement date utilizing two approaches including the comparable transactions approach, and the control premium approach which utilizes the Company’s stock price.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  During 2013, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed.  Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations. In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.

Overview

First Clover Leaf had net income of $777,000 for the three months ended March 31, 2014 compared to net income of $1.2 million for the same period in 2013.  The decrease was primarily due to declines in interest income, gain on sale of securities, and gain on sale of loans partially offset by reductions in interest expense and in provision for loan losses.  During the three months ended March 31, 2014, we also experienced higher non-interest expenses and lower income tax expense compared to the same period in 2013.  Basic and diluted earnings per share were each $0.11 for the three-month period ended March 31, 2014 and $0.16 for the comparable period in 2013.

Financial Condition

Total Assets.  Total assets increased to $633.5 million at March 31, 2014 from $622.0 million at December 31, 2013.  The increase was primarily due to higher balances of cash and cash equivalents partially offset by decreases in securities available for sale and in loans.

Total cash and cash equivalents increased $23.1 million to $107.8 million at March 31, 2014 from $84.7 million at December 31, 2013.  The increase was primarily due to deposits from a non-customer special purpose account that we expect to be disbursed in the coming months.

Securities available for sale decreased to $113.7 million at March 31, 2014 from $117.8 million at December 31, 2013.  The decrease was due primarily to calls, maturities and principal repayments of $14.1 million partially offset by purchases of $8.9 million.

Net loans decreased $7.1 million to $365.5 million at March 31, 2014 from $372.6 million at December 31, 2013.  This was primarily due to loan repayments exceeding loan originations.  Loans held for sale at March 31, 2014 totaled $160,000.  There were no loans held for sale at December 31, 2013.  Due to the current economic environment, we continue to see weak loan demand in our market areas.

Total Liabilities.  Total liabilities increased to $559.2 million at March 31, 2014 from $548.9 million at December 31, 2013.  Deposits increased $22.2 million to $524.7 million at March 31, 2014 from $502.5 million at December 31, 2013.  Non-interest bearing deposits decreased $2.2 million to $53.1 million at March 31, 2014 from $55.3 million at December 31, 2013 due to normal fluctuations in business deposit accounts.  Interest bearing deposits increased $24.3 million to $471.6 million at March 31, 2014 from $447.3 million at December 31, 2013.  This increase was primarily due to deposits from a non-customer special purpose account that we expect to be disbursed in the coming months.  Securities sold under agreements to repurchase decreased $11.9 million to $14.9 million at March 31, 2014 from $26.8 million at December 31, 2013.  This decrease was due primarily to normal fluctuations in these business accounts.

Stockholders’ Equity.  Stockholders’ equity increased to $74.3 million at March 31, 2014 from $73.1 million at December 31, 2013, primarily due to net income of $777,000 and a reduction in accumulated other comprehensive loss of $876,000 partially offset by the payment of cash dividends of $420,000 during the three months ended March 31, 2014.

Asset Quality

The following tables set forth information with respect to the Company’s non-performing and impaired loans and other non-performing assets at the dates indicated:

	March 31,	December 31,
	2014	2013

Loans 90 days or more past due and still accruing(1)	$422,213	$—
Non-accrual loans(2)	6,546,315	6,446,132
Other impaired loans	194,002	787,838
Total non-performing loans	7,162,530	7,233,970
Foreclosed assets	5,371,273	5,577,481
Total non-performing assets	$12,533,803	$12,811,451

(1) At March 31, 2014, $223,870 is also classified as impaired.

(2) The entire balance is also classified as impaired as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
Non-performing assets to total assets	1.98%	2.06%
Non-performing loans to total loans	1.96	1.94
Allowance for loan losses to non-performing loans	79.76	77.28
Allowance for loan losses to total loans	1.56	1.50

Non-Performing and Impaired Loans and Other Non-Performing Assets.  At March 31, 2014, our total non-performing and impaired loans and other non-performing assets were $12.5 million compared to $12.8 million at December 31, 2013. At March 31, 2014, the Company’s non-accrual loans increased $100,000 to $6.5 million from $6.4 million at December 31, 2013.

At March 31, 2014, the Bank had one relationship classified as non-accrual with a balance in excess of $1.0 million, and two relationships classified as non-accrual with balances slightly below $1.0 million each.  The largest non-accrual relationship is a $1.7 million credit to a real estate investor. This credit was placed on non-accrual status during the three months ended June 30, 2012.  The investor has been experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs.  Since being placed on nonaccrual, $800,000 in pay-downs from the sale of collateral have been received on this relationship, and a charge-off of $483,000 was recorded, all of which was previously reserved.  A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale.  The borrower has signed a forbearance agreement with the Company to aid in selling some of the properties to further reduce the debt.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.  The second credit is a $953,000 credit to a real estate investor.  This relationship was placed on non-accrual status during the three months ended March 2012.  The collateral for this credit is primarily a mobile-home park along with several small commercial buildings.  The mobile-home park has experienced high vacancies and cash flow is limited.  The Bank has restructured this loan into a two-note structure with the requirement that all rents from the mobile-home park are deposited directly into an account at the Bank.  There are two commercial buildings making up the remainder of the collateral that are currently listed for sale.  Sufficient reserves have been established to cover the collateral shortfall.  A third credit is an $888,000 credit secured by a subdivision development. The credit was placed on non-accrual status during the three months ended March 31, 2013.  The development has experienced very limited lot sales, and the cash flow was not sufficient to cover the principal and interest payments.  Currently, we believe the collateral is sufficient to cover the outstanding loan balance.

In addition to the non-accrual loans discussed above, we may have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration.  This allows us to individually evaluate them for our allowance for loan losses.  At March 31, 2014, there were two credits in this classification with a total balance of $194,000.  There were four loans that met this classification at December 31, 2013 with a total balance of $788,000.  The largest loan in this classification at December 31, 2013 was a $590,000 commercial real estate loan secured by acreage and specific single-use buildings.  The borrower has been experiencing cash flow difficulties due to higher vacancy rates in these buildings.  The Company restructured this loan in the third quarter of 2013 and entered into a forbearance agreement with the borrower which allows for a rate reduction and interest only payments for six months.  This loan has been reclassified and is being reported in the non-accrual category at March 31, 2014.

The following table presents a summary of our past due loans as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Loans 30-59 Days Past Due	$901,163	$692,010
Loans 60-89 Days Past Due	65,726	116,090
Loans 90 or more Days Past Due	1,031,739	733,740
Total Past Due Loans	$1,998,628	$1,541,840

Past due balances increased approximately $500,000 from $1.5 million at December 31, 2013 to $2.0 million at March 31, 2014. The two categories experiencing an increase were the 30-59 days past due category, increasing approximately $209,000 from year end December 31, 2013, and the 90 or more days past due category, increasing approximately $298,000 from year end December 31, 2013. The increase in the 90 or more days past due was a result of two commercial real estate loans moving to 90 days past due on March 31, 2014.

The following table presents a summary of our credit quality indicators as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Pass	$360,479,053	$358,290,930
Special Mention	13,264,945	10,891,101
Substandard	9,078,289	9,531,358
Doubtful	312,552	412,239
Total Loans	$383,134,839	$379,125,628

In addition to the decline in non-performing and impaired loans at March 31, 2014 compared to balances at December 31, 2013, there was also a decline in loans classified as substandard and doubtful.  However, loans classified as special mention increased from $10.9 million at December 31, 2013 to $13.3 million at March 31, 2014.  The primary reason for the increase in this category was the downgrade of one relationship with four individual loans that had a significant operating loss that then resulted in insufficient debt service coverage.  The loan categories impacted by this relationship are commercial real estate and commercial business.  We are continuing to monitor this relationship and expect this to be a temporary downgrade.

At March 31, 2014, the Bank had 11 properties classified as foreclosed assets.  The collateral on these properties consisted of a commercial mobile-home site, farmland, two residential lot developments, a commercial development, and six single-family residences.  All of these properties were transferred into foreclosed assets at cost or the property’s fair value, less estimated costs of disposal, at the date of foreclosure.  Initial valuation adjustments, if any, are charged against the allowance for loan losses.  The properties are evaluated on a nonrecurring basis to verify that the recorded amount is supported by its current fair value.

Results of Operations

General.  Net income decreased to $777,000 for the three months ended March 31, 2014 compared to net income of $1.2 million for the same period in 2013.  The decrease was primarily due to declines in interest income, gain on sale of securities, and gain on sale of loans partially offset by reductions in interest expense and in provision for loan losses.  During the three months ended March 31, 2014, we also experienced higher non-interest expenses and lower income tax expense compared to the same period in 2013.  Basic and diluted earnings per share were each $0.11 for the three-month period ended March 31, 2014 and $0.16 for the comparable period in 2013.

Our net interest rate spread decreased to 2.76% from 2.99% and our net interest margin decreased to 2.83% from 3.12% for the three months ended March 31, 2014 compared to the same period in 2013.  The decrease in the interest rate spread was attributable to the yield on interest-earning assets declining faster than the cost of funds.  The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.  While the decline in industry interest rates has slowed, competitive and market forces continue to pressure the yield on our earning assets.  Our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate re-pricing as rates fluctuate.

Net interest income.  Net interest income decreased to $4.0 million for the three months ended March 31, 2014, from $4.2 million for the same period in 2013, primarily due to lower average yields and lower net interest-earning assets.  Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $78.3 million for the three months ended March 31, 2014, compared to $86.1 million for the same period in 2013.  The ratio of interest-earning assets to interest-bearing liabilities decreased to 115.66% for the three months ended March 31, 2014 from 118.67% for the same period in 2013.  The net interest rate spread decreased to 2.76% for the three months ended March 31, 2014, compared to 2.99% for the comparable period in 2013.  The average rate earned on interest-earning assets decreased by 54 basis points for the three months ended March 31, 2014 to 3.28% from 3.82% for the same period in 2013, while the average rate paid on interest-bearing liabilities decreased by 31 basis points during these periods to 0.52% from 0.83%.

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$372,985	$4,033	4.39%	$395,664	$4,656	4.77%
Securities	116,032	597	2.09	94,164	457	1.97
Interest-earning balances from depository institutions	89,525	51	0.23	57,336	35	0.25
Total interest-earning assets	578,542	4,681	3.28	547,164	5,148	3.82
Non-interest-earning assets	52,889			50,626
Total assets	$631,431			$597,790

Interest-bearing liabilities:
Interest-bearing transaction	$305,013	180	0.24	$232,765	296	0.52
Savings deposits	27,876	12	0.17	26,103	24	0.37
Time deposits	125,419	352	1.14	147,007	475	1.31
Securities sold under agreements to repurchase	23,911	3	0.05	29,233	6	0.08
Federal Home Loan Bank advances	13,981	75	2.18	21,968	122	2.25
Subordinated debentures	4,000	22	2.23	4,000	21	2.13
Total interest-bearing liabilities	500,200	644	0.52	461,076	944	0.83
Non-interest-bearing liabilities	57,274			58,149
Total liabilities	557,474			519,225
Stockholders’ equity	73,957			78,565
Total liabilities and stockholders’ equity	$631,431			$597,790

Net interest income		$4,037			$4,204
Net interest rate spread (1)			2.76%			2.99%
Net interest-earning assets (2)	$78,342			$86,088
Net interest margin (3)			2.83%			3.12%
Ratio of interest-earning assets to interest-bearing liabilities			115.66%			118.67%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

(4) Interest on loans includes loan fees collected in the amount of $12,663 and $47,413 for the three months ended March 31, 2014 and 2013, respectively.

Interest and fee income.  Interest and fee income on loans decreased to $4.0 million for the three months ended March 31, 2014 from $4.7 million for the comparable period in 2013, primarily as a result of a lower average yield in addition to a lower average balance in the 2014 period.  The average loan balance was $373.0 million and $395.7 million for the three months ended March 31, 2014 and 2013, respectively.  The average yield on loans decreased to 4.39% for the three months ended March 31, 2014 from 4.77% for the comparable period in 2013.  The decline in yield was primarily due to new loan originations having lower rates than the loans maturing or being paid off.

Interest income on securities increased to $597,000 for the three months ended March 31, 2014 compared to $457,000 for the same period in 2013.  The increase was due primarily to a higher average balance in addition to a higher average yield.  The average balance of securities was $116.0 million and $94.2 million for the three months ended March 31, 2014 and 2013, respectively.  The average yield on securities increased to 2.09% for the three months ended March 31, 2014 from 1.97% for the comparable period in 2013.

Interest on other interest-earning deposits increased to $51,000 for the three months ended March 31, 2014 from $35,000 for the comparable period in 2013.  The increase was due primarily to a higher average balance.  The average balance of other interest-earning deposits increased to $89.5 million for the three months ended March 31, 2014 from $57.3 million for the same period in 2013.  The average yield on other interest-earning deposits decreased to 0.23% for the three months ended March 31, 2014 from 0.25% for the comparable period in 2013.

Interest expense.  Interest expense on deposits decreased to $544,000 for the three months ended March 31, 2014 from $795,000 for the comparable period in 2013.  The decrease was due primarily to a decline in rate and lower average balances in time deposits partially offset by a higher average balance in interest-bearing transaction accounts.  Reduced loan demand has led to a reduced need for cash; therefore, we were able to reduce our reliance on higher yielding time deposits.  The average balance of interest-bearing deposits, comprised of interest-bearing transaction, savings deposits, and time deposits, was $458.3 million and $405.9 million for the three months ended March 31, 2014 and 2013, respectively.  The rate for time deposits decreased to 1.14% for the three months ended March 31, 2014 from 1.31% for the first quarter of 2013.  The rate for interest-bearing transaction accounts for the three months ended March 31, 2014 decreased to 0.24% from 0.52% for the three months ended March 31, 2013.  The rate for savings deposits decreased to 0.17% for the three months ended March 31, 2014 from 0.37% for the same period in 2013.

Interest expense on Federal Home Loan Bank advances decreased to $75,000 from $122,000 for the three months ended March 31, 2014 and 2013, respectively, due primarily to a lower average balance and a decrease in rate.  The average balance of Federal Home Loan Bank advances was $14.0 million and $22.0 million for the three months ended March 31, 2014 and 2013, respectively.  The average rate on Federal Home Loan Bank advances decreased to 2.18% for the three months ended March 31, 2014 compared to 2.25% for the comparable period in 2013.

Interest expense on subordinated debentures increased slightly to $22,000 from $21,000 for the three months ended March 31, 2014 from the same period in 2013 as they are based on a floating interest rate priced off the three month LIBOR and it increased in 2013.  The average rate on subordinated debentures increased to 2.23% for the three months ended March 31, 2014 compared to 2.13% for the same period in 2013.

Provision for loan losses.  There was no additional provision for loan losses in the three-month period ended March 31, 2014 compared to $225,000 for the comparable period in 2013.  The decrease was primarily due to improvements in credit quality trends, a decrease in non-performing loans, and a net recovery during the three months ended March 31, 2014. While there was no overall increase in the provision for loan losses during the three months ended March 31, 2014, the allocation of the provision for loan losses in the commercial real estate category did increase primarily due to an adjustment of a qualitative factor.

Provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience, and current market valuations on collateral, as well as management’s estimate of probable losses in the portfolio and the level of non-performing and impaired loans.  As of March 31, 2014, our non-performing and impaired loans and the related specific reserves each decreased from March 31, 2013.  Our ratio of non-performing loans to total loans decreased to 1.96% at March 31, 2014 from 3.04% at March 31, 2013.  Charge-offs for the three months ended March 31, 2014 decreased to $112,000 from $458,000 at March 31, 2013.  In addition, during the three months ended March 31, 2014, we received recoveries of $234,878, resulting in a net recovery of $122,464.  Therefore, we did not incur any provision expense for the three months ended March 31, 2014.

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

Non-interest income.  Non-interest income decreased to $378,000 for the three months ended March 31, 2014 from $952,000 for the comparable period in 2013, primarily due to decreases in gain on sale of securities and gain on sale of loans.  During the three months ended March 31, 2014, there was no gain on sale of securities compared to a gain on sale of securities of $356,000 for the same period in 2013.  In addition, during the three months ended March 31, 2014, gain on sale of loans totaled $26,000 compared to $265,000 for the comparable period in 2013 due to weak demand and reduced refinancing activity related to market rates trending higher compared to the same period in 2013.

Non-interest expense.  Non-interest expense increased to $3.4 million for the three months ended March 31, 2014 from $3.1 million for the same period in 2013.  The increase was due primarily to an increase in compensation and employee benefits, and in occupancy expense, partially offset by a reduction in foreclosed asset related expenses.

Compensation and employee benefits increased to $1.8 million for the three months ended March 31, 2014 from $1.5 million for the same period in 2013.  The increase was due to normal merit increases and increased staffing levels.

Occupancy expense increased to $404,000 for the three months ended March 31, 2014 compared to $322,000 for the comparable period in 2013.  The increase was primarily due to incurring higher snow removal expenses, additional software expenses for new products, and new rent expense for the loan production office opened in January 2014 compared to the three months ended March 31, 2013.

Foreclosed asset related expenses decreased to $74,000 for the three months ended March 31, 2014 compared to $231,000 for the comparable period in 2013.  The decrease was due to the Company incurring no property value write-downs on foreclosed properties during the three months ended March 31, 2014.

Income taxes.  Income tax expense decreased to $276,000 for the three months ended March 31, 2014 from $609,000 for the same period in 2013.  The decrease was primarily due to a lower level of pre-tax income and an increased level of tax exempt income for the three months ended March 31, 2014 compared to the same period in 2013.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2014 and December 31, 2013, $107.8 million and $84.7 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the Federal Home Loan Bank of Chicago.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements under Item 1 of Part I of this 10-Q.

Our primary investing activities are the origination of loans and the purchase of investment securities.  Principal collections on loans exceeded loan originations by $7.0 million and $10.1 million for the three months ended March 31, 2014 and 2013, respectively.  Cash received from calls, maturities, and principal repayments of available-for-sale investment securities totaled $14.1 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively.  We purchased $8.9 million and $27.1 million of available-for-sale investment securities during the three months ended March 31, 2014 and 2013, respectively.  During the three months ended March 31, 2014, we did not sell any available-for-sale investment securities.  However, during the three months ended March 31, 2013, we received proceeds of $6.1 million from the sale of available-for-sale investment securities.  There were no purchases of bank-owned life insurance during the three months ended March 31, 2014.  During the three months ended March 31, 2013, we purchased $3.0 million of bank-owned life insurance.

Deposit flows are generally affected by market interest rates, the products offered by local competitors, and other factors.  Net deposits increased by $22.2 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds.  At March 31, 2014 and December 31, 2013, we had $14.0 million of advances from the Federal Home Loan Bank of Chicago.  At March 31, 2014 we had additional available credit of approximately $83.6 million.  Additionally, we will sell investment securities under agreements to repurchase (commonly referred to as “repurchase agreements”) if we require additional liquidity.  At March 31, 2014 our repurchase agreements totaled $14.9 million, down from $26.8 million at December 31, 2013.

The Bank is required to maintain certain minimum capital requirements under OCC regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the

Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  As of March 31, 2014, under regulatory standards, the Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

The Bank’s actual capital amounts and ratios are presented in the following table.

As of March 31, 2014

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$66,651,000	10.71%	$24,900,000	4.00%	$31,125,000	5.00%

Tier I Capital to Risk Weighted Assets	66,651,000	17.03%	15,651,000	4.00%	23,476,000	6.00%

Total Capital to Risk Weighted Assets	70,165,000	17.93%	31,302,000	8.00%	39,127,000	10.00%

The Company’s actual capital amounts and ratios are presented in the following table:

As of March 31, 2014

	Actual
	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$63,429,000	9.82%

Tier I Capital to Risk Weighted Assets	63,429,000	16.18%

Total Capital to Risk Weighted Assets	70,943,000	18.10%

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that revises their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at March 31, 2014 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments

Commitments to extend credit	$14,644,377	$67,520,230	$82,164,607	1.85% - 18.00%
Standby letters of credit	2,255,123	316,640	2,571,763	3.50% - 9.25%

Loans sold to the Federal Home Loan Bank (“FHLB”) of Chicago under the Mortgage Partnership Finance (“MPF”) program are sold with recourse.  The Bank has an agreement to sell residential loans of up to $136.0 million to the FHLB of Chicago.  Approximately $72.2 million have been sold.  As a part of the agreement, the Bank has a maximum credit enhancement of $1.2 million at March 31, 2014.  The Company intends to continue originating mortgage loans and selling them while retaining the servicing.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.  These loans are also sold with recourse.  The Company has a recourse liability reserve established.  Since the Company has no loss experience at this time, we utilized the current Fannie Mae loss history rates in the calculation of the reserve.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The majority of First Clover Leaf’s assets and liabilities are monetary in nature.  Consequently, the most significant form of market risk is interest rate risk.  First Clover Leaf’s assets, consisting primarily of loans, have longer maturities than its liabilities, consisting primarily of deposits.  As a result, the principal part of First Clover Leaf’s business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, the Bank’s board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given First Clover Leaf’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.  Senior management monitors the level of interest rate risk on a regular basis, and the Asset/Liability Management Committee meets at least quarterly to review the asset/liability policies and interest rate risk position.

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

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of December 31, 2013.  The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value (“NPV”).  The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 400 basis points or decreases of 100 points in 100 basis point increments.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest” column.

The tables below set forth, as December 31, 2013, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2013

		NPV
		Estimated	Estimated Increase (Decrease) in NPV		Net Portfolio Value as a Percentage of Present Value of Assets
Change in Interest Rates		NPV	Amount	Percent	NPV Ratio	Change

+400	bp	$59,863	$(19,708)	(25)%	10.68%	(208	)bp
+300	bp	67,556	(12,015)	(15)	11.73	(103	)bp
+200	bp	73,434	(6,137)	(8)	12.39	(37	)bp
+100	bp	78,174	(1,397)	(2)	12.84	8	bp
—	bp	79,571	—	—	12.76	—	bp
-100	bp	84,224	4,653	6	13.25	49	bp

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

The table above indicates that at December 31, 2013 in the event of a 100 basis point decrease in interest rates, we would experience an 6% increase in the net portfolio value.  In the event of a 400 basis point increase in interest rates, we would experience a 25% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at March 31, 2014, and how those exposures were managed during the three months ended March 31, 2014, have changed materially when compared to the immediately preceding quarter ended December 31, 2013.  However, the Company’s primary market risk exposure has not yet been quantified at March 31, 2014 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Not required.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

(a)               None.

(b)               Not applicable.

(c)                None.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 — Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 — Exhibits.

(a)               Exhibits.

31.1:  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32:     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:   The following financial statements as of and for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE:	May 15, 2014	BY:	/s/ P. David Kuhl
P. David Kuhl,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald
Darlene F. McDonald,
Executive Vice-President and Chief Financial Officer