Form 10-Q
period 2014-06-30
First Clover Leaf Financial Corp.
filed 2014-08-14
CIK 1283582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐.  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 1, 2014
Common Stock, par value $.10 per share	7,007,283

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash and due from banks	$17,353,056	$14,363,461
Interest-earning deposits	9,143,268	8,681,426
Federal funds sold	61,731,068	61,648,938
Total cash and cash equivalents	88,227,392	84,693,825

Interest-earning time deposits	1,770,852	1,766,493
Securities available for sale	116,632,977	117,776,982
Federal Home Loan Bank stock	2,887,763	2,887,763
Loans, net of allowance for loan losses of $5,567,909 and $5,590,668 at June 30, 2014 and December 31, 2013, respectively	382,529,539	372,568,962
Loans held for sale	260,935	—
Property and equipment, net	10,444,511	9,873,198
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	14,641,923	8,497,895
Core deposit intangible	225,010	271,000
Foreclosed assets	4,289,225	5,577,481
Mortgage servicing rights	927,597	918,247
Accrued interest receivable	1,536,523	1,551,258
Other assets	3,620,076	4,276,015

Total assets	$639,379,646	$622,044,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$57,436,700	$55,263,604
Interest-bearing	471,136,428	447,276,088
Total deposits	528,573,128	502,539,692

Federal Home Loan Bank advances	13,983,875	13,980,005
Securities sold under agreements to repurchase	14,984,621	26,766,169
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	186,345	199,764
Other liabilities	2,255,430	1,463,182
Total liabilities	563,983,399	548,948,812

Stockholders’ Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 7,007,283 shares issued and outstanding at June 30, 2014 and December 31, 2013	700,728	700,728
Additional paid-in capital	55,818,936	55,818,936
Retained earnings	18,914,542	18,268,454
Accumulated other comprehensive loss	(37,959)	(1,692,488)
Total stockholders’ equity	75,396,247	73,095,630

Total liabilities and stockholders’ equity	$639,379,646	$622,044,442

See Notes to Consolidated Financial Statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income:
Interest and fees on loans	$4,102,934	$4,403,689	$8,135,545	$9,059,584
Securities:
Taxable interest income	320,073	248,830	645,497	478,240
Nontaxable interest income	274,101	237,506	546,089	464,535
Interest-earning deposits, federal funds sold, and other	61,815	35,964	112,878	71,203
Total interest and dividend income	4,758,923	4,925,989	9,440,009	10,073,562

Interest expense:
Deposits	527,261	715,463	1,071,778	1,510,548
Federal Home Loan Bank advances	74,811	122,451	149,492	243,931
Securities sold under agreements to repurchase	912	3,271	3,677	8,860
Subordinated debentures	21,446	21,939	43,222	43,407
Total interest expense	624,430	863,124	1,268,169	1,806,746

Net interest income	4,134,493	4,062,865	8,171,840	8,266,816

Provision for loan losses	—	225,000	—	450,000

Net interest income after provision for loan losses	4,134,493	3,837,865	8,171,840	7,816,816

Non-interest income:
Service fees on deposit accounts	117,024	94,567	205,729	177,462
Other service charges and fees	103,861	95,101	194,221	183,536
Loan servicing fees	68,868	61,371	140,509	142,542
Gain on sale of securities	—	3,487	—	359,138
Gain on sale of loans	186,645	167,638	212,700	432,810
Loss on sale of assets, net	(75,039)	—	(75,039)	—
Gain (loss) on sale of foreclosed assets	(163,155)	30,217	(197,199)	35,767
Other	133,681	165,042	268,541	237,809
	371,885	617,423	749,462	1,569,064

Non-interest expense:
Compensation and employee benefits	1,779,872	1,561,447	3,591,032	3,106,011
Occupancy expense	424,185	337,541	827,711	659,345
Data processing services	195,467	190,240	380,840	372,888
Director fees	42,800	41,983	85,650	79,333
Professional fees	176,917	112,703	300,030	211,682
FDIC insurance premiums	120,000	129,000	237,102	246,000
Foreclosed asset related expenses	182,968	194,267	257,417	425,239
Amortization of core deposit intangible	14,505	66,001	45,990	131,998
Amortization of mortgage servicing rights	20,388	38,294	38,390	85,092
Other	652,457	537,758	1,206,889	1,018,571
	3,609,559	3,209,234	6,971,051	6,336,159

Income before income taxes	896,819	1,246,054	1,950,251	3,049,721

Income tax expense	187,010	379,680	463,289	988,285

Net income	$709,809	$866,374	$1,486,962	$2,061,436

Basic and diluted earnings per share	$0.10	$0.12	$0.21	$0.28
Dividends per share	$0.06	$0.06	$0.12	$0.12

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$709,809	$866,374	$1,486,962	$2,061,436
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period	1,235,308	(2,535,375)	2,626,239	(3,191,912)
Reclassification adjustment for realized gains included in income	—	(3,487)	—	(359,138)
Tax effect	(457,064)	939,379	(971,710)	1,313,889
Net of tax	778,244	(1,599,483)	1,654,529	(2,237,161)
Comprehensive income (loss)	$1,488,053	$(733,109)	$3,141,491	$(175,725)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$1,486,962	$2,061,436
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	(9,572)	(60,471)
Premiums and discounts on securities	498,661	489,161
Core deposit intangible	45,990	131,998
Mortgage servicing rights	38,390	85,092
Fair value adjustments	(46,357)	(29,715)
Provision for loan losses	—	450,000
Depreciation	286,469	277,910
Gain on sale of securities	—	(359,138)
Gain on sale of loans	(212,700)	(432,810)
Loss on sale of property and equipment	75,039	—
Loss (gain) on sale of foreclosed assets	197,199	(35,767)
Write-down on foreclosed assets	39,723	273,407
Earnings on bank-owned life insurance	(144,028)	(112,798)
Increase in mortgage servicing rights	(47,740)	(141,848)
Proceeds from sales of loans held for sale	6,221,959	18,168,949
Originations of loans held for sale	(6,270,194)	(16,549,739)
Change in assets and liabilities:
Accrued interest receivable and other assets	(301,036)	(850,801)
Accrued interest payable	(13,419)	(42,869)
Other liabilities	792,248	1,001,611
Net cash provided by operating activities	2,637,594	4,323,608

(Continued)

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from investing activities
Purchase of interest-earning time deposits	(4,359)	(10,664)
Available for sale securities:
Purchases	(17,864,498)	(42,373,421)
Proceeds from calls, maturities, and principal repayments	21,170,941	15,323,155
Proceeds from sales	—	9,025,930
Decrease (increase) in loans	(9,643,279)	27,067,337
Purchase of property and equipment	(1,183,161)	(147,206)
Proceeds from the sale of property and equipment	242,304	—
Proceeds from the sale of foreclosed assets	767,011	475,690
Purchase of bank-owned life insurance	(6,000,000)	(3,000,000)
Net cash provided by (used in) investing activities	(12,515,041)	6,360,821

Cash flows from financing activities
Net increase in deposit accounts	$26,033,436	$7,497,170
Net decrease in securities sold under agreements to repurchase	(11,781,548)	(7,225,782)
Repurchase of common stock	—	(1,863,278)
Cash dividends paid	(840,874)	(885,802)
Net cash provided by (used in) financing activities	13,411,014	(2,477,692)

Net increase in cash and cash equivalents	3,533,567	8,206,737

Cash and cash equivalents:
Beginning	84,693,825	71,414,598

Ending	$88,227,392	$79,621,335

Supplemental schedule of noncash investing and financing activities
Assets acquired in settlement of loans	$98,907	$944,204
Loans made to finance sales of foreclosed assets	383,230	—

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,277,718	$1,842,115
Income taxes, net of refunds	675,000	1,255,000

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

The Company is a Maryland corporation that was incorporated in March 2006 as the successor corporation to First Federal Financial Services, Inc., in connection with the July 2006 “second-step” conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank.  The accompanying interim consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, First Clover Leaf Bank (the “Bank”) and the Bank’s wholly owned inactive subsidiary, Clover Leaf Financial Services, Inc.  On July 25, 2014, the inactive subsidiary was dissolved.  First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF.”

Recent Accounting Pronouncements:  The following accounting standards were recently issued relating to the financial services industry:

In May 2014, the Financial Accounting Standard Board (the “FASB”) issued an update creating FASB Topic 606, Revenue from Contracts with Customers.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In January 2014, the FASB amended existing guidance clarifying that if an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2)

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company does not expect this amendment to have a material impact on the consolidated financial statements.

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists.  These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position.  Or, if the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

Reclassifications:  Certain reclassifications have been made to conform to the current year presentation.  These reclassifications had no impact on the Company’s net income or total stockholders’ equity.

NOTE 2 — SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities with gross unrealized gains and losses as of the dates indicated are summarized as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$35,359,461	$44,320	$(560,547)	$34,843,234
State and municipal securities	42,870,250	930,096	(508,319)	43,292,027
Other securities(1)	248,501	—	—	248,501
Mortgage-backed: residential	38,215,018	357,033	(322,836)	38,249,215

	$116,693,230	$1,331,449	$(1,391,702)	$116,632,977

	December 31, 2013
U.S. government agency obligations	$41,982,901	$34,010	$(1,101,316)	$40,915,595
U.S. treasury securities	5,000,000	—	—	5,000,000
State and municipal securities	39,827,427	439,363	(1,521,921)	38,744,869
Other securities(1)	248,501	—	—	248,501
Mortgage-backed: residential	33,404,645	234,517	(771,145)	32,868,017

	$120,463,474	$707,890	$(3,394,382)	$117,776,982

(1)  Includes a Certificate of Deposit in the amount of $245,000

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013, are summarized as follows:

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$3,492,324	$(13,689)	$15,493,982	$(546,858)	$18,986,306	$(560,547)
State and municipal securities	4,471,009	(47,058)	12,756,110	(461,261)	17,227,119	(508,319)
Mortgage-backed: residential	3,071,054	(32,473)	18,823,722	(290,363)	21,894,776	(322,836)

	$11,034,387	$(93,220)	$47,073,814	$(1,298,482)	$58,108,201	$(1,391,702)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$32,313,881	$(962,837)	$1,364,739	$(138,479)	$33,678,620	$(1,101,316)
State and municipal securities	20,013,766	(1,112,126)	3,322,850	(409,795)	23,336,616	(1,521,921)
Mortgage-backed: residential	16,485,580	(531,722)	5,443,669	(239,423)	21,929,249	(771,145)

	$68,813,227	$(2,606,685)	$10,131,258	$(787,697)	$78,944,485	$(3,394,382)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At June 30, 2014, the Company had 72 securities in an unrealized loss position which included: 12 agency securities, 39 state and municipal securities, and 21 mortgage-backed securities.  This is a decrease from 97 securities at December 31, 2013.  The unrealized losses resulted from changes in market interest rates and liquidity, as opposed to changes in the probability of contractual cash flows.  The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of the amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value at June 30, 2014, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Additionally, an item in our “other securities” category has no stated maturity.  Therefore, stated maturities are not disclosed for these items.

	Amortized	Fair
	Cost	Value
Due in one year or less	$12,690,776	$12,716,410
Due after one year through five years	14,993,035	14,994,116
Due after five years through ten years	33,458,583	33,250,016
Due after ten years	17,332,317	17,419,719
Other securities - non-maturing	3,501	3,501
Mortgage-backed: residential	38,215,018	38,249,215

	$116,693,230	$116,632,977

Securities with a carrying amount of approximately $72,539,000 and $88,180,000 were pledged to secure deposits as required or permitted by law at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.  There were no sales of securities during the three and six months ended June 30, 2014.  The Company received proceeds of $3,303,453 from the sale of securities during the three months ended June 30, 2013, resulting in gross realized gains of $17,838 and gross realized losses of $14,351.  The Company received proceeds of $9,025,930 from the sale of securities during the six months ending June 30, 2013 resulting in gross realized gains of $373,489 and gross realized losses of $14,351.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS

The components of loans are as follows:

	At June 30,		At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$118,061,294	29.9%	$118,884,453	31.4%
Multi-family	38,109,056	9.7	40,262,269	10.6
Commercial	122,250,575	30.8	120,839,112	31.8
Construction and land	28,432,750	7.2	13,961,068	3.7
	306,853,675	77.6	293,946,902	77.5

Commercial business	74,467,619	18.9	71,940,431	19.0

Consumer:
Home equity	12,091,430	3.1	11,712,701	3.1
Automobile and other	1,407,877	0.4	1,525,594	0.4
	13,499,307	3.5	13,238,295	3.5

Total gross loans	394,820,601	100.0%	379,125,628	100.0%
Undisbursed portion of construction loans	(6,880,023)		(1,112,957)
Deferred loan origination costs, net	156,870		146,959
Allowance for loan losses	(5,567,909)		(5,590,668)

Loans, net	$382,529,539		$372,568,962

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

On occasion, the Company originates loans secured by single-family dwellings with loan to value ratios exceeding 90%.  As of June 30, 2014 and December 31, 2013, these loans represented 1.06% and 1.07%, respectively, of our combined one-to-four family and home equity portfolios.  The Company does not consider the level of such loans to be a significant concentration of credit as of June 30, 2014 or December 31, 2013.

The recorded investment in loans does not include accrued interest and loan origination fees due to immateriality.  The recorded investment in construction and land includes undisbursed commitments of approximately $6,880,000 and $1,113,000 at June 30, 2014 and December 31, 2013, respectively.  The allowance for loan losses does not include a component for undisbursed loan commitments; rather this amount is included in other liabilities.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables present our past-due loans, segregated by class, as of June 30, 2014 and December 31, 2013:

June 30, 2014

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$203,943	$310,728	$763,519	$1,278,190	$116,783,104	$118,061,294	$—
Multi-family	—	—	—	—	38,109,056	38,109,056	—
Commercial	26,809	680,788	14,392	721,989	121,528,586	122,250,575	—
Construction and land	—	—	—	—	28,432,750	28,432,750	—
	230,752	991,516	777,911	2,000,179	304,853,496	306,853,675	—

Commercial business	12,283	—	—	12,283	74,455,336	74,467,619	—

Consumer:
Home equity	73,192	—	44,251	117,443	11,973,987	12,091,430	—
Automobile and other	—	—	—	—	1,407,877	1,407,877	—
	73,192	—	44,251	117,443	13,381,864	13,499,307	—

Total	$316,227	$991,516	$822,162	$2,129,905	$392,690,696	$394,820,601	$—

December 31, 2013

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$631,656	$116,090	$673,677	$1,421,423	$117,463,030	$118,884,453	$—
Multi-family	—	—	—	—	40,262,269	40,262,269	—
Commercial	15,162	—	30,016	45,178	120,793,934	120,839,112	—
Construction and land	—	—	—	—	13,961,068	13,961,068	—
	646,818	116,090	703,693	1,466,601	292,480,301	293,946,902	—

Commercial business	4,719	—	—	4,719	71,935,712	71,940,431	—

Consumer:
Home equity	40,473	—	30,047	70,520	11,642,181	11,712,701	—
Automobile and other	—	—	—	—	1,525,594	1,525,594	—
	40,473	—	30,047	70,520	13,167,775	13,238,295	—

Total	$692,010	$116,090	$733,740	$1,541,840	$377,583,788	$379,125,628	$—

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

Non-accrual loans, segregated by class, are as follows:

	June 30,	December 31,
	2014	2013
Real estate loans:
One-to-four family	$1,112,581	$1,671,324
Multi-family	1,841,334	2,100,064
Commercial	1,902,261	1,388,887
Construction and land	640,134	1,141,057
	5,496,310	6,301,332

Commercial business	680,000	—

Consumer:
Home equity	155,943	144,800

Total non-accrual loans	$6,332,253	$6,446,132

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2014

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,346,963	$(129,484)	$602	$7,771	$1,225,852
Multi-family	494,900	—	—	(56,469)	438,431
Commercial	1,892,631	—	—	(182,816)	1,709,815
Construction and land	641,774	—	—	369,542	1,011,316
	4,376,268	(129,484)	602	138,028	4,385,414

Commercial business	1,157,656	—	5,302	(165,269)	997,689

Consumer
Home equity	165,266	(22,660)	1,017	28,414	172,037
Automobile and other	13,942	—	—	(1,173)	12,769
	179,208	(22,660)	1,017	27,241	184,806

Total	$5,713,132	$(152,144)	$6,921	$—	$5,567,909

Three months ended June 30, 2013

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$721,179	$(2,773)	$500	$292,480	$1,011,386
Multi-family	743,617	(482,478)	—	298,859	559,998
Commercial	1,528,571	(134,105)	272	(321,074)	1,073,664
Construction and land	1,407,276	—	56,560	48,258	1,512,094
	4,400,643	(619,356)	57,332	318,523	4,157,142

Commercial business	1,277,300	—	3,117	(84,795)	1,195,622

Consumer
Home equity	146,285	(13,009)	—	(12,500)	120,776
Automobile and other	8,960	(7,574)	—	3,772	5,158
	155,245	(20,583)	—	(8,728)	125,934

Total	$5,833,188	$(639,939)	$60,449	$225,000	$5,478,698

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

Six months ended June 30, 2014

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,424,663	$(219,163)	$1,017	$19,335	$1,225,852
Multi-family	661,358	—	—	(222,927)	438,431
Commercial	1,454,455	(1,876)	—	257,236	1,709,815
Construction and land	668,085	—	230,000	113,231	1,011,316
	4,208,561	(221,039)	231,017	166,875	4,385,414

Commercial business	1,219,080	—	8,716	(230,107)	997,689

Consumer:
Home equity	116,478	(43,519)	1,916	97,162	172,037
Automobile and other	46,549	—	150	(33,930)	12,769
	163,027	(43,519)	2,066	63,232	184,806

Total	$5,590,668	$(264,558)	$241,799	$—	$5,567,909

Six months ended June 30, 2013

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$847,285	$(303,235)	$16,618	$450,718	$1,011,386
Multi-family	958,303	(482,478)	—	84,173	559,998
Commercial	1,268,081	(167,251)	590	(27,756)	1,073,664
Construction and land	1,413,002	—	157,268	(58,176)	1,512,094
	4,486,671	(952,964)	174,476	448,959	4,157,142

Commercial business	1,296,114	(124,786)	7,970	16,324	1,195,622

Consumer:
Home equity	151,625	(13,009)	—	(17,840)	120,776
Automobile and other	10,175	(7,574)	—	2,557	5,158
	161,800	(20,583)	—	(15,283)	125,934

Total	$5,944,585	$(1,098,333)	$182,446	$450,000	$5,478,698

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of June 30, 2014 and December 31, 2013:

June 30, 2014

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually	Collectively
	evaluated for	evaluated for	Ending
	impairment	impairment	Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$71,031	$1,154,821	$1,225,852	$1,160,906	$116,900,388	$118,061,294
Multi-family	—	438,431	438,431	1,841,334	36,267,722	38,109,056
Commercial	205,363	1,504,452	1,709,815	2,150,867	120,099,708	122,250,575
Construction and land	—	1,011,316	1,011,316	640,134	27,792,616	28,432,750
	276,394	4,109,020	4,385,414	5,793,241	301,060,434	306,853,675

Commercial business	123,875	873,814	997,689	803,875	73,663,744	74,467,619

Consumer:
Home equity	—	172,037	172,037	173,458	11,917,972	12,091,430
Automobile and other	—	12,769	12,769	—	1,407,877	1,407,877
	—	184,806	184,806	173,458	13,325,849	13,499,307

Total	$400,269	$5,167,640	$5,567,909	$6,770,574	$388,050,027	$394,820,601

December 31, 2013

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$160,881	$1,263,782	$1,424,663	$1,720,101	$117,164,352	$118,884,453
Multi-family	—	661,358	661,358	2,100,064	38,162,205	40,262,269
Commercial	195,103	1,259,352	1,454,455	1,978,525	118,860,587	120,839,112
Construction and land	10,315	657,770	668,085	1,141,057	12,820,011	13,961,068
	366,299	3,842,262	4,208,561	6,939,747	287,007,155	293,946,902

Commercial business	131,774	1,087,306	1,219,080	131,774	71,808,657	71,940,431

Consumer:
Home equity	8,602	107,876	116,478	162,449	11,550,252	11,712,701
Automobile and other	—	46,549	46,549	—	1,525,594	1,525,594
	8,602	154,425	163,027	162,449	13,075,846	13,238,295

Total	$506,675	$5,083,993	$5,590,668	$7,233,970	$371,891,658	$379,125,628

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables present our credit quality indicators, segregated by class, as of June 30, 2014 and December 31, 2013:

June 30, 2014

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$116,129,137	$310,794	$1,233,320	$388,043	$118,061,294
Multi-family	33,531,849	2,735,873	1,841,334	—	38,109,056
Commercial	111,870,965	5,879,146	4,500,464	—	122,250,575
Construction and land	27,514,778	217,129	700,843	—	28,432,750
	289,046,729	9,142,942	8,275,961	388,043	306,853,675

Commercial business	71,752,342	1,911,402	803,875	—	74,467,619

Consumer:
Home equity	11,904,880	30,607	152,166	3,777	12,091,430
Automobile and other	1,407,877	—	—	—	1,407,877
	13,312,757	30,607	152,166	3,777	13,499,307

Total	$374,111,828	$11,084,951	$9,232,002	$391,820	$394,820,601

December 31, 2013

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$115,491,532	$1,672,820	$1,367,925	$352,176	$118,884,453
Multi-family	35,412,469	2,749,736	2,100,064	—	40,262,269
Commercial	110,571,786	5,902,447	4,334,863	30,016	120,839,112
Construction and land	12,696,737	—	1,264,331	—	13,961,068
	274,172,524	10,325,003	9,067,183	382,192	293,946,902

Commercial business	71,074,289	534,368	331,774	—	71,940,431

Consumer:
Home equity	11,518,523	31,730	132,401	30,047	11,712,701
Automobile and other	1,525,594	—	—	—	1,525,594
	13,044,117	31,730	132,401	30,047	13,238,295

Total	$358,290,930	$10,891,101	$9,531,358	$412,239	$379,125,628

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for the periods indicated.  The unpaid contractual balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of June 30, 2014			As of December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$627,235	$516,868	$—	$1,082,196	$899,959	$—
Multi-family	2,475,732	1,841,334	—	2,734,462	2,100,064	—
Commercial	1,038,981	1,038,981	—	808,008	808,008	—
Construction and land	2,413,368	640,134	—	1,986,485	213,251	—
	6,555,316	4,037,317	—	6,611,151	4,021,282	—

Commercial business	680,000	680,000	—	—	—	—

Consumer:
Home equity	199,728	173,458	—	132,402	132,402	—

Subtotal	$7,435,044	$4,890,775	$—	$6,743,553	$4,153,684	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$868,550	$644,038	$71,031	$864,017	$820,142	$160,881
Multi-family	—	—	—	—	—	—
Commercial	1,304,121	1,111,886	205,363	1,360,876	1,170,517	195,103
Construction and land	—	—	—	927,806	927,806	10,315
	2,172,671	1,755,924	276,394	3,152,699	2,918,465	366,299

Commercial business	123,875	123,875	123,875	131,774	131,774	131,774

Consumer:
Home equity	—	—	—	30,047	30,047	8,602

Subtotal	2,296,546	1,879,799	400,269	3,314,520	3,080,286	506,675
Total	$9,731,590	$6,770,574	$400,269	$10,058,073	$7,233,970	$506,675

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$784,205	$483	$—	$1,208,214	$—	$—
Multi-family	1,027,015	—	—	231,822	—	—
Commercial	933,819	3,455	—	2,902,229	—	—
Construction and land	865,655	—	—	1,686,959	—	—
	3,610,694	3,938	—	6,029,224	—	—

Commercial business	340,000	—	—	—	—	—

Consumer:
Home equity	157,501	313	—	135,984	—	—
Automobile and other	—	—	—	2,274	—	—
	157,501	313	—	138,258	—	—
Subtotal	$4,108,195	$4,251	$—	$6,167,482	$—	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$581,242	$—	$—	$870,751	$—	$—
Multi-family	828,887	—	—	2,465,999	—	—
Commercial	1,223,184	—	—	359,151	—	—
Construction and land	—	—	—	—	—	—
	2,633,313	—	—	3,695,901	—	—

Commercial business	125,873	2,290	—	347,693	230	—

Consumer:
Home equity	—	—	—	35,611	—	—
Automobile and other	—	—	—	1,892	—	—
	—	—	—	37,503	—	—
Subtotal	2,759,186	2,290	—	4,081,097	230	—
Total	$6,867,381	$6,541	$—	$10,248,579	$230	$—

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$822,790	$963	$—	$970,208	$—	$—
Multi-family	1,384,698	—	—	226,535	—	—
Commercial	891,882	7,709	—	2,835,650	—	—
Construction and land	648,187	—	—	1,943,446	—	—
	3,747,557	8,672	—	5,975,839	—	—

Commercial business	226,667	—	—	854	—	—

Consumer:
Home equity	149,134	574	—	143,127	—	—
Automobile and other	—	—	—	1,516	—	—
	149,134	574	—	144,643	—	—
Subtotal	$4,123,358	$9,246	$—	$6,121,336	$—	$—

With an allowance recorded:
Real estate loans:
One-to-four family	$660,875	$—	$—	$1,102,541	$—	$—
Multi-family	552,591	—	—	2,573,935	—	—
Commercial	1,205,628	3,186	—	417,901	—	—
Construction and land	309,269	—	—	—	—	—
	2,728,363	3,186	—	4,094,377	—	—

Commercial business	127,840	4,725	—	317,761	230	—

Consumer:
Home equity	10,016	—	—	33,114	—	—
Automobile and other	—	—	—	4,506	—	—
	10,016	—	—	37,620	—	—
Subtotal	2,866,219	7,911	—	$4,449,758	$230	$—
Total	$6,989,577	$17,157	$—	$10,571,094	$230	$—

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

During the three and six months ending June 30, 2014, there were no loans modified as troubled debt restructurings.

The Company had allocated $342,453 of specific reserves on $5,025,071 of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014.  The Company had $354,822 of allocations of specific reserves on $6,215,918 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2013.  The Company had no commitments to lend additional amounts as of June 30, 2014 or December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans, by class, modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2013:

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

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following table presents the troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2014 and 2013.

	Three and six months ended June 30, 2014
	Number of Contracts	Recorded Investment (as of period end)
Real estate loans:
One-to-four family	4	$87,028

Total	4	$87,028

	Three and six months ended June 30, 2013
	Number of Contracts	Recorded Investment (as of period end)
Real estate loans:
One-to-four family	1	$54,024

Total	1	$54,024

The troubled debt restructurings that subsequently defaulted, described above, resulted in a net increase in the allowance for loan losses of $2,647 and resulted in charge-offs of $6,011 during the six months ended June 30, 2014.

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

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 5 — EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$709,809	$866,374	$1,486,962	$2,061,436
Basic potential common shares:
Basic weighted average shares outstanding	7,007,283	7,299,696	7,007,283	7,373,567

Dilutive potential common shares	—	—	—	—

Diluted weighted average shares outstanding	7,007,283	7,299,696	7,007,283	7,373,567

Basic and diluted earnings per share	$0.10	$0.12	$0.21	$0.28

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

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Securities: The fair value of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1.  The Company has no securities classified within Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.  They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios.  In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month.  Because they are not price quote valuations, the pricing methods are considered Level 2 inputs.  At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company currently has no securities classified within Level 3.  During the six months ended June 30, 2014, there were no transfers between Level 1 and Level 2.  The valuation methodology was consistent for the six months ended June 30, 2014 and the year ended December 31, 2013.

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

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended June 30, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at June 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$34,843,234	$—	$34,843,234
State and municipal securities	—	43,292,027	—	43,292,027
Other securities	—	248,501	—	248,501
Mortgage-backed: residential	—	38,249,215	—	38,249,215
Total securities available for sale	$—	$116,632,977	$—	$116,632,977

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$—	$40,915,595	$—	$40,915,595
U.S. treasury securities	—	5,000,000	—	5,000,000
State and municipal securities	—	38,744,869	—	38,744,869
Other securities	—	248,501	—	248,501
Mortgage-backed: residential	—	32,868,017	—	32,868,017
Total securities available for sale	$—	$117,776,982	$—	$117,776,982

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended June 30, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at June 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
Construction and land	$—	$—	$301,560	$301,560

Total foreclosed assets	$—	$—	$301,560	$301,560

Impaired loans:
Real estate loans:
One-to-four family	$—	$—	$573,007	$573,007
Commercial	—	—	906,523	906,523

Total impaired loans	$—	$—	$1,479,530	$1,479,530

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

Foreclosed assets are collateral dependent and are recorded at the lesser of the recorded investment in the receivable or the appraised value less costs to sell and may be revalued on a nonrecurring basis.  Foreclosed assets measured at fair value less costs to sell on a nonrecurring basis at June 30, 2014, had a net carrying amount of $301,560, which was made up of the outstanding balance of $607,283, net of cumulative write-downs of $305,723 which included $39,723 that occurred during the six months ended June 30, 2014.  At December 31, 2013, foreclosed assets had a carrying amount of $2,815,588, which was made up of the outstanding balance of $4,123,275, net of write-downs of $1,307,687.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,879,799, with a valuation allowance of $400,269 at June 30, 2014, resulting in a net decrease in provision for loan losses of $6,972 for the six months ended June 30, 2014.  At December 31, 2013, impaired loans had a principal balance of $3,080,286 with a valuation allowance of $506,675.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate:
Construction and land	$301,560	Sales Comparison	Adjustment for difference between comparable sales	4% to 34%	16.2%

Impaired loans:
Real estate loans:
One-to-four family	$573,007	Sales Comparison	Adjustment for difference between comparable sales	-16% to 16%	1.0%
Commercial	906,523	Income Approach	Investment Capitalization Rates	1% to 24%	11.3%

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

JUNE 30, 2014 AND DECEMBER 31, 2013

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

Federal Home Loan Bank Stock:  The Company is required to maintain these equity securities as a member of the Federal Home Loan Bank of Chicago (“FHLB”) and in amounts as required by this institution. These equity securities are “restricted” in that they can only be sold back to the respective institution or another member institution at par.  Therefore, they are less liquid than other tradable securities and their fair value is not readily available.

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

Federal Home Loan Bank Advances:  The fair value of FHLB advances, which are at a fixed rate, are estimated using discounted cash flow analyses based on current rates for similar advances resulting in a Level 2 classification.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

The following information presents estimated fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 that have not been previously presented and the methods and assumptions used to estimate those fair values.

		Fair Value Measurements at June 30, 2014 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$88,227,392	$88,227,392	$—	$—	$88,227,392
Interest-earning time deposits	1,770,852	—	1,770,852	—	1,770,852
Federal Home Loan Bank stock	2,887,763	—	—	—	N/A
Loans, net (excluding impaired loans at fair value)	381,050,009	—	—	381,258,185	381,258,185
Loans held for sale	260,935	—	260,935	—	260,935
Accrued interest receivable	1,536,523	—	537,635	998,888	1,536,523

Financial liabilities:
Non-interest bearing deposits	57,436,700	57,436,700	—	—	57,436,700
Interest-bearing deposits	471,136,428	342,174,142	129,633,048	—	471,807,190
Federal Home Loan Bank advances	13,983,875	—	14,075,634	—	14,075,634
Securities sold under agreement to repurchase	14,984,621	—	14,984,621	—	14,984,621
Subordinated debentures	4,000,000	—	4,000,000	—	4,000,000
Accrued interest payable	186,345	11,987	174,358	—	186,345

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2014.  There was no reclassification out of accumulated other comprehensive income for these periods.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

For the Three Months Ended June 30, 2014(1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Loss at April 1, 2014	$(816,203)	$(816,203)

Other comprehensive income before reclassifications	778,244	778,244
Amount reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive income	778,244	778,244

Accumulated Other Comprehensive Loss at June 30, 2014	$(37,959)	$(37,959)

(1) All amounts are net of tax.

Changes in Accumulated Other Comprehensive Income (Loss) by Component For the Six Months Ended June 30, 2014(1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Loss at January 1, 2014	$(1,692,488)	$(1,692,488)

Other comprehensive income before reclassifications	1,654,529	1,654,529
Amount reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive income	1,654,529	1,654,529

Accumulated Other Comprehensive Loss at June 30, 2014	$(37,959)	$(37,959)

(1) All amounts are net of tax.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following tables summarize the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2013, and summarize the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income (Loss) by Component

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

Reclassifications out of Accumulated Other Comprehensive Income For the Three Months Ended June 30, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$3,487	Gain on sale of securities
	(1,290)	Tax expense
Total reclassifications for the period	$2,197	Net of tax

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

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

Reclassifications out of Accumulated Other Comprehensive Income For the Six Months Ended June 30, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$359,138	Gain on sale of securities
	(132,881)	Tax expense
Total reclassifications for the period	$226,257	Net of tax

NOTE 9 — SUBSEQUENT EVENTS

On July 28, 2014, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended June 30, 2014.  The dividend will be payable to stockholders of record as of August 22, 2014 and is expected to be paid on August 29, 2014.

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

Overview

First Clover Leaf had net income of $710,000 for the three months ended June 30, 2014 compared to net income of $866,000 for the same period in 2013.  The decrease was primarily due to losses on sales of a non-branch building and furnishings and foreclosed assets, and higher compensation and employee benefits expense, partially offset by reductions in interest expense, provision for loan losses, and income tax expense.  Basic and diluted earnings per share were $0.10 for the three-month period ended June 30, 2014 and $0.12 for the comparable period in 2013.

First Clover Leaf had net income of $1.5 million for the six months ended June 30, 2014 compared to net income of $2.1 million for the same period in 2013.  The decrease was primarily due to the same factors described above for the three months ended June 30, 2014 plus decreases in gain on sales of securities.  Basic and diluted earnings per share were $0.21 for the six-month period ended June 30, 2014 and $0.28 for the comparable period in 2013.

Financial Condition

Total Assets.  Total assets increased to $639.4 million at June 30, 2014 from $622.0 million at December 31, 2013.  The increase was primarily due to higher balances of cash and cash equivalents, loans and bank-owned life insurance, partially offset by a decrease in foreclosed assets.

Total cash and cash equivalents increased $3.5 million to $88.2 million at June 30, 2014 from $84.7 million at December 31, 2013.  The increase was primarily due to increased deposits predominately from a non-customer special purpose account that we expect to be disbursed in the coming months, partially offset by increased loan funding and the purchase of additional bank-owned life insurance.

Net loans increased $9.9 million to $382.5 million at June 30, 2014 from $372.6 million at December 31, 2013.  This was primarily due to loan originations exceeding loan repayments.  We experienced increased activity in construction and land loans due to the funding of several large projects during the six months ended June 30, 2014.  Loans held for sale at June 30, 2014 totaled $261,000.  There were no loans held for sale at December 31, 2013.

Total Liabilities.  Total liabilities increased to $564.0 million at June 30, 2014 from $548.9 million at December 31, 2013.  Deposits increased $26.1 million to $528.6 million at June 30, 2014 from $502.5 million at December 31, 2013.  Non-interest bearing deposits increased $2.1 million to $57.4 million at June 30, 2014 from $55.3 million at December 31, 2013 due to normal fluctuations in business deposit accounts.  Interest bearing deposits increased $23.8 million to $471.1 million at June 30, 2014 from $447.3 million at December 31, 2013.  This increase was primarily due to deposits predominately from a non-customer special purpose account that we expect to be disbursed in the coming months.  Securities sold under agreements to repurchase decreased $11.8 million to $15.0 million at June 30, 2014 from $26.8 million at December 31, 2013.  This decrease was due primarily to normal fluctuations in these business accounts.

Stockholders’ Equity.  Stockholders’ equity increased to $75.4 million at June 30, 2014 from $73.1 million at December 31, 2013, primarily due to net income of $1.5 million and a reduction in accumulated other comprehensive loss of $1.7 million, partially offset by the payment of cash dividends of $841,000 during the six months ended June 30, 2014.

Asset Quality

The Company has experienced a decline in non-performing assets as of June 30, 2014 compared to December 31, 2013.  The decrease was primarily due to the sale of foreclosed assets of $1.3 million.  The following tables set forth information with respect to the Company’s non-performing and impaired loans and other non-performing assets at the dates indicated:

	June 30,	December 31,
	2014	2013

Loans 90 days or more past due and still accruing	$—	$—
Non-accrual loans(1)	5,652,253	6,446,132
Other impaired loans	438,321	787,838
Total non-performing loans	6,090,574	7,233,970
Foreclosed assets	4,289,225	5,577,481
Total non-performing assets	$10,379,799	$12,811,451

(1) The entire balance is also classified as impaired as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013

Non-performing assets to total assets	1.62%	2.06%
Non-performing loans to total loans	1.59	1.94
Allowance for loan losses to non-performing loans	91.42	77.28
Allowance for loan losses to total loans	1.46	1.50

Non-Performing and Impaired Loans and Other Non-Performing Assets.  At June 30, 2014, our total non-performing and impaired loans and other non-performing assets were $10.4 million compared to $12.8 million at December 31, 2013. At June 30, 2014, the Company’s non-accrual loans decreased $700,000 to $5.7 million from $6.4 million at December 31, 2013.

At June 30, 2014, the Bank had one relationship classified as non-accrual with a balance in excess of $1.0 million, and one relationship classified as non-accrual with a balance slightly below $1.0 million.  The largest non-accrual relationship is a $1.6 million credit to a real estate investor. This credit was placed on non-accrual status in 2012.  The investor has been experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs.  Since being placed on nonaccrual, $800,000 in pay-downs from the sale of collateral has been received on this relationship, and a charge-off of $483,000 was recorded, all of which was previously reserved.  A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale.  The borrower has signed a forbearance agreement with the Company to aid in selling some of the properties to further reduce the debt.  We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.  The second credit is a $937,000 credit to a real estate investor.  This relationship was also placed on non-accrual status in 2012.  The collateral for this credit is primarily a mobile-home park along with several small commercial buildings.  The mobile-home park has experienced high vacancies and cash flow is limited.  The Bank has restructured this loan into a two-note structure with the requirement that all rents from the mobile-home park are deposited directly into an account at the Bank.  There are two commercial buildings that are currently listed for sale making up the remainder of the collateral.  We are seeing improvement in the borrower’s cash flow as the number of vacancies at the mobile-home park has decreased significantly.  Sufficient reserves have been established to cover the collateral shortfall.

In addition to the non-accrual loans discussed above, we may have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration.  This allows us to individually evaluate them for our allowance for loan losses.  At June 30, 2014, there were three credits in this classification with a total balance of $438,000.  The largest loan in this classification at June 30, 2014 was a $249,000 commercial real estate loan secured by a commercial building.  The Bank has not been able to obtain updated financial statements from the borrower and therefore cannot perform an adequate review of cash flow to support the debt.  In comparison, there were four loans that met this classification at December 31, 2013 with a total balance of $788,000.

The following table presents a summary of our past due loans as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Loans 30-59 Days Past Due	$316,227	$692,010
Loans 60-89 Days Past Due	991,516	116,090
Loans 90 or more Days Past Due	822,162	733,740
Total Past Due Loans	$2,129,905	$1,541,840

Past due balances increased approximately $600,000 from $1.5 million at December 31, 2013 to $2.1 million at June 30, 2014. The category experiencing the largest increase was the 60-89 days past due category, increasing approximately $876,000 from year-end December 31, 2013.  The increase in the 60-89 past due was primarily a result of two commercial real estate loans.  The loans are in non-accrual status and the Bank is currently working on a forbearance agreement with the borrower.

The following table presents a summary of our credit quality indicators as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Pass	$374,111,828	$358,290,930
Special Mention	11,084,951	10,891,101
Substandard	9,232,002	9,531,358
Doubtful	391,820	412,239
Total Loans	$394,820,601	$379,125,628

In addition to the decline in non-performing and impaired loans at June 30, 2014 compared to balances at December 31, 2013, there was also a decline in loans classified as substandard and doubtful.  However, loans classified as special mention increased slightly from $10.9 million at December 31, 2013 to $11.1 million at June 30, 2014.  The primary reason for the increase in this category was the downgrade of one relationship with four individual loans that reported a significant operating loss that resulted in insufficient debt service coverage.  The loan category impacted by this relationship is commercial real estate.  We are continuing to monitor this relationship and expect this to be a temporary downgrade.

At June 30, 2014, the Bank had 9 properties classified as foreclosed assets valued at $4.3 million, which is a decrease of $1.3 million from December 31, 2013. The collateral on these properties consists of farmland, two residential lot developments, a commercial development, and five single-family residences.  All of these properties were transferred into foreclosed assets at cost or the property’s fair value, less estimated costs of disposal, at the date of foreclosure.  Initial valuation adjustments, if any, are charged against the allowance for loan losses.  The properties are evaluated on a nonrecurring basis to verify that the recorded amount is supported by its current fair value.

Results of Operations

General.  First Clover Leaf had net income of $710,000 for the three months ended June 30, 2014 compared to net income of $866,000 for the same period in 2013.  The decrease was primarily due to losses on sale of assets and sale of foreclosed assets, and higher compensation and employee benefits expense, partially offset by reductions in interest expense, provision for loan losses, and income tax expense.  Basic and diluted earnings per share were $0.10 for the three-month period ended June 30, 2014 and $0.12 for the comparable period in 2013.

First Clover Leaf had net income of $1.5 million for the six months ended June 30, 2014 compared to net income of $2.1 million for the same period in 2013.  The decrease was primarily due to the same factors described above for the three months ended June 30, 2014 plus decreases in gain on sales of securities.  Basic and diluted earnings per share were $0.21 for the six-month period ended June 30, 2014 and $0.28 for the comparable period in 2013.

Our net interest rate spread decreased to 2.77% from 2.92% and our net interest margin decreased to 2.84% from 3.05% for the six months ended June 30, 2014 compared to the same period in 2013.  The decrease in the interest rate spread was attributable to the yield on interest-earning assets declining faster than the cost of funds.  As with most financial institutions, yield on earning assets and cost of funds are largely dependent on the interest rate environment.  While the decline in industry interest rates has slowed, competitive and market forces continue to pressure the yield on our earning assets.  Our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate.  In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate re-pricing as rates fluctuate.

Net interest income.  Net interest income remained relatively unchanged at $4.1 million for the three months ended June 30, 2014 and 2013.  Net interest income decreased to $8.2 million for the six months ended June 30, 2014 from $8.3 million for the same period in 2013, primarily due to lower yields on, and a lower balance of, net interest-earning assets.  Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $81.6 million for the six months ended June 30, 2014, compared to $85.1 million for the same period in 2013.  The ratio of interest-earning assets to interest-bearing liabilities decreased to 116.39% for the six months ended June 30, 2014 from 118.43% for the same period in 2013.  The net interest rate spread decreased to 2.77% for the six months ended June 30, 2014, compared to 2.92% for the comparable period in 2013.  The average rate earned on interest-earning assets decreased by 43 basis points for the six months ended June 30, 2014 to 3.28% from 3.71% for the same period in 2013, while the average rate paid on interest-bearing liabilities decreased by 28 basis points during these periods to 0.51% from 0.79%.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$376,235	$4,103	4.37%	$381,170	$4,404	4.63%
Securities	114,240	594	2.09%	106,361	486	1.83%
Interest-earning balances from depository institutions	90,181	62	0.28%	59,399	36	0.24%
Total interest-earning assets	580,656	4,759	3.29%	546,930	4,926	3.61%
Non-interest-earning assets	52,326			52,303
Total assets	$632,982			$599,233

Interest-bearing liabilities:
Interest-bearing transaction	$305,695	$167	0.22%	$239,776	$269	0.45%
Savings deposits	28,682	13	0.18%	27,416	22	0.32%
Time deposits	128,659	347	1.08%	140,720	425	1.21%
Securities sold under agreements to repurchase	14,754	1	0.03%	28,526	3	0.04%
Federal Home Loan Bank advances	13,983	75	2.12%	21,972	122	2.23%
Subordinated debentures	4,000	21	2.11%	4,000	22	2.21%
Total interest-bearing liabilities	495,773	624	0.50%	462,410	863	0.75%
Non-interest-bearing liabilities	62,302			59,026
Total liabilities	558,075			521,436
Stockholders’ equity	74,908			77,477
Total liabilities and stockholders’ equity	$632,983			$598,913

Net interest income		$4,135			$4,063
Net interest rate spread (1)			2.78%			2.86%
Net interest-earning assets (2)	$84,883			$84,520
Net interest margin (3)			2.86%			2.98%
Ratio of interest-earning assets to interest-bearing liabilities			117.12%			118.28%

(1)    Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)    Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)    Net interest margin represents net interest income divided by average total interest-earning assets.

(4)    Interest on loans includes loan fees collected in the amount of $45,264 and $32,617 for the three months ended June 30, 2014 and 2013, respectively.

	Six Months Ended June 30,			Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest (4)	Yield/ Rate	Average Outstanding Balance	Interest (4)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross	$374,619	$8,136	4.38%	$388,377	$9,060	4.70%
Securities	115,131	1,191	2.09%	100,296	943	1.90%
Interest-earning balances from depository institutions	89,855	113	0.25%	58,373	71	0.25%
Total interest-earning assets	579,605	9,440	3.28%	547,046	10,074	3.71%
Non-interest-earning assets	52,606			51,469
Total assets	$632,211			$598,515

Interest-bearing liabilities:
Interest-bearing transaction	$305,356	$347	0.23%	$236,290	$565	0.48%
Savings deposits	28,281	25	0.18%	26,763	46	0.35%
Time deposits	127,048	700	1.11%	143,846	900	1.26%
Securities sold under agreements to repurchase	19,307	4	0.04%	29,038	9	0.06%
Federal Home Loan Bank advances	13,982	149	2.15%	21,970	244	2.24%
Subordinated debentures	4,000	43	2.17%	4,000	43	2.17%
Total interest-bearing liabilities	497,974	1,268	0.51%	461,907	1,807	0.79%
Non-interest-bearing liabilities	59,802			58,590
Total liabilities	557,776			520,497
Stockholders’ equity	74,435			78,018
Total liabilities and stockholders’ equity	$632,211			$598,515

Net interest income		$8,172			$8,267
Net interest rate spread (1)			2.77%			2.92%
Net interest-earning assets (2)	$81,631			$85,139
Net interest margin (3)			2.84%			3.05%
Ratio of interest-earning assets to interest-bearing liabilities			116.39%			118.43%

(1)    Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)    Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)    Net interest margin represents net interest income divided by average total interest-earning assets.

(4)    Interest on loans includes loan fees collected in the amount of $57,927 and $75,072 for the six months ended June 30, 2014 and 2013, respectively.

Interest and fee income.  Interest and fee income on loans decreased to $4.1 million for the three months ended June 30, 2014 from $4.4 million for the comparable period in 2013, and decreased to $8.1 million for the six months ended June 30, 2014 from $9.1 million for the comparable period in 2013, primarily as a result of a lower average yield in addition a lower average balance in the 2014 periods.  The average loan balance was $374.6 million and $388.4 million for the six months ended June 30, 2014 and 2013, respectively.  The average yield on loans decreased to 4.38% for the six months ended June 30, 2014 from 4.70% for the comparable period in 2013.  The decline in yield was primarily due to new loan originations having lower rates than the loans maturing or being paid off.

Interest income on securities increased to $594,000 for the three months ended June 30, 2014 compared to $486,000 for the same period in 2013.  Interest income on securities increased to $1.2 million for the six months ended June 30, 2014 compared to $943,000 for the same period in 2013.  These increases were due primarily to a higher average balance in addition to a higher average yield for both periods.  The average balance of securities was $115.1 million and $100.3 million for the six months ended June 30, 2014 and 2013, respectively.  The average yield on securities increased to 2.09% for the six months ended June 30, 2014 from 1.90% for the comparable period in 2013.

Interest on other interest-earning deposits increased to $62,000 for the three months ended June 30, 2014 from $36,000 for the comparable period in 2013.  Interest on other interest-earning deposits increased to $113,000 for the six months ended June 30, 2014 from $71,000 for the comparable period in 2013.  These increases were due primarily to a higher average balance for both periods.  The average balance of other interest-earning deposits increased to $89.9 million for the six months ended June 30, 2014 from $58.4 million for the same period in 2013.  The average yield on other interest-earning deposits remained constant at 0.25% for the six months ended June 30, 2014 and 2013.

Interest expense.  Interest expense on deposits decreased to $528,000 for the three months ended June 30, 2014 from $716,000 for the comparable period in 2013.  The decrease was due primarily to a decline in rate and lower average balances in time deposits, partially offset by a higher average balance in interest-bearing transaction accounts.  Interest expense on deposits decreased to $1.1 million for the six months ended June 30, 2014 from $1.5 million for the comparable period in 2013.  The decrease was due primarily to a decline in rate and lower average balances in time deposits, partially offset by a higher average balance in interest-bearing transaction accounts.  The average balance of interest-bearing deposits, comprised of interest-bearing transaction, savings deposits, and time deposits, was $460.7 million and $406.9 million for the six months ended June 30, 2014 and 2013, respectively.  The rate for time deposits decreased to 1.11% for the six months ended June 30, 2014 from 1.26% for the comparable period in 2013.  The rate for interest-bearing transaction accounts for the six months ended June 30, 2014 decreased to 0.23% from 0.48% for the six months ended June 30, 2013.  The rate for savings deposits decreased to 0.18% for the six months ended June 30, 2014 from 0.35% for the same period in 2013.

Interest expense on FHLB advances decreased to $75,000 for the three months ended June 30, 2014 from $122,000 for the same period in 2013, due primarily to a lower average balance and a decrease in rate.  Interest expense on FHLB advances decreased to $149,000 for the six months ended June 30, 2014 from $244,000 for the same period in 2013 for the same reasons.  The average balance of FHLB advances was $14.0 million and $22.0 million for the six months ended June 30, 2014 and 2013, respectively.  The average rate on FHLB advances decreased to 2.15% for the six months ended June 30, 2014 compared to 2.24% for the comparable period in 2013.

Provision for loan losses.  There was no additional provision for loan losses in the three- and six-month periods ended June 30, 2014 compared to $225,000 and $450,000 for the three- and six-month periods ended June 30, 2013, respectively.  The decrease was primarily due to improvements in credit quality trends and a decrease in non-performing loans.

The commercial real estate category had an increase in provision expense for the period ended March 31, 2014 based on a change in historical loss factors at March 31, 2014 compared to December 31, 2013. The Company is expanding its historical loss look back period to five years, as this more accurately reflects the risk of our current portfolio.  Conversely, the provision expense for the period end June 30, 2014 declined due to the continuing improvements in the overall credit quality of the commercial real estate portfolio, the improvement in the historical charge-off history, as well as the improvement in property values that serve as collateral.

There was a significant change in the reserve allocation for construction and land loans over the six months ended June 30, 2014.  For the three-month period ended March 31, 2014, a $230,000 recovery was received resulting in a provision credit in this category.  For the three-month period ending June 30, 2014, the volume of construction and land loans outstanding increased $7.5 million excluding the undisbursed portion resulting in a significant increase in the provision allocation for this category.

Provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience, and current market valuations on collateral, as well as management’s estimate of probable losses in the portfolio and the level of non-performing and impaired loans.  As of June 30, 2014, our non-performing and impaired loans and the related specific reserves each decreased from June 30, 2013.  Our ratio of non-performing loans to total loans decreased to 1.59% at June 30, 2014 from 2.65% at June 30, 2013.  Charge-offs for the six months ended June 30, 2014 decreased to $265,000 from $1.1 million for the six months ended June 30, 2013.  Therefore, we did not incur any provision expense for the six months ended June 30, 2014.

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

Non-interest income.  Non-interest income decreased to $372,000 for the three months ended June 30, 2014 from $617,000 for the comparable period in 2013, primarily due to loss on sale of assets and loss on sale of foreclosed assets.  Non-interest income decreased to $749,000 for the six months ended June 30, 2014 from $1.6 million for the comparable period in 2013, primarily due to decreases in gain on sale of securities and gain on sale of loans in addition to losses on the sale of assets and on the sale of foreclosed assets.  During the six months ended June 30, 2014, there was no gain on sale of securities compared to a gain on sale of securities of $359,000 for the same period in 2013.  Gain on sale of loans totaled $213,000 for the six months ended June 30, 2014 compared to $433,000 for the comparable period in 2013, due to weak demand and reduced refinancing activity of home mortgages.  We experienced a loss of $75,000 on the sale of a building during the six months ended June 30, 2014 compared to no such loss in the same period in 2013.  We also experienced a net loss on the sale of foreclosed assets of $197,000 during the six months ended June 30, 2014 compared to a gain of $36,000 during the comparable period in 2013.

Non-interest expense.  Non-interest expense increased to $3.6 million for the three months ended June 30, 2014 from $3.2 million for the same period in 2013.  The increase was due primarily to an increase in compensation and employee benefits, and in occupancy expense.  Non-interest expense increased to $7.0 million for the six months ended June 30, 2014 from $6.3 million for the same period in 2013.  The increase was due primarily to an increase in compensation and employee benefits, and in occupancy expense, partially offset by a reduction in foreclosed asset related expenses.

Compensation and employee benefits increased to $1.8 million for the three months ended June 30, 2014 from $1.6 million for the same period in 2013.  Compensation and employee benefits increased to $3.6 million for the six months ended June 30, 2014 from $3.1 million for the same period in 2013.  The increases were primarily due to normal merit increases and increased staffing levels.

Occupancy expense increased to $424,000 for the three months ended June 30, 2014 compared to $338,000 for the comparable period in 2013.  Occupancy expense increased to $828,000 for the six months ended June 30, 2014 compared to $659,000 for the comparable period in 2013.  The increases were primarily due to incurring higher snow removal expenses, additional software expenses for new products, new rent expense for the loan production office opened in January 2014, relocation expenses, and property repairs compared to the six months ended June 30, 2013.

Foreclosed asset related expenses decreased to $183,000 for the three months ended June 30, 2014 compared to $194,000 for the comparable period in 2013.  Foreclosed asset related expenses decreased to $257,000 for the six months ended June 30, 2014 compared to $425,000 for the comparable period in 2013.  The decrease was due to the Company incurring less property value write-downs on foreclosed properties during the six months ended June 30, 2014.

Income taxes.  Income tax expense decreased to $187,000 for the three months ended June 30, 2014 from $380,000 for the same period in 2013.  Income tax expense decreased to $463,000 for the six months ended June 30, 2014 from $988,000 for the same period in 2013.  The decrease was primarily due to a lower level of pre-tax income and an increased level of tax exempt income for the 2014 periods.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2014 and December 31, 2013, $88.2 million and $84.7 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the FHLB.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements under Item 1 of Part I of this 10-Q.

Our primary investing activities are the origination of loans and the purchase of investment securities.  Loan originations exceeded principal collections on loans by $9.7 million for the six months ended June 30, 2014 compared to principal collections exceeding loan originations by $27.1 million for the six months ended June 30, 2013.  Cash received from calls, maturities, and principal repayments of available-for-sale investment securities totaled $21.2 million and $15.3 million for the six months ended June 30, 2014 and 2013, respectively.  We purchased $17.9 million and $42.4 million of available-for-sale investment securities during the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014, we did not sell any available-for-sale investment securities.  However, during the six months ended June 30, 2013, we received proceeds of $9.0 million from the sale of available-for-sale investment securities.  Purchases of property and equipment totaled $1.2 million and $147,000 for the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014, we purchased $6.0 million of bank-owned life insurance compared to $3.0 million during the same period in 2013.

Deposit flows are generally affected by market interest rates, products offered by local competitors, and other factors.  Net deposits increased by $26.0 million and $7.5 million for the six months ended June 30, 2014 and 2013, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds.  At June 30, 2014 and December 31, 2013, we had $14.0 million of advances from the FHLB.  At June 30, 2014, we had additional available credit of approximately $63.2 million.  Additionally, we may sell investment securities under agreements to repurchase (commonly referred to as “repurchase agreements”) if we require additional liquidity.  At June 30, 2014 our repurchase agreements totaled $15.0 million, down from $26.8 million at December 31, 2013.

The Bank is required to maintain certain minimum capital requirements under OCC regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  As of June 30, 2014, under regulatory standards, the Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

The Bank’s actual capital amounts and ratios are presented in the following table.

As of June 30, 2014

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital to Adjusted Total Assets	$66,497,000	10.60%	$25,102,000	4.00%	$31,378,000	5.00%

Tier I Capital to Risk Weighted Assets	66,497,000	15.87%	15,757,000	4.00%	25,136,000	6.00%

Total Capital to Risk Weighted Assets	70,350,000	16.79%	33,514,000	8.00%	41,893,000	10.00%

The Company’s actual capital amounts and ratios are presented in the following table:

As of June 30, 2014

	Actual
	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$63,731,000	9.79%

Tier I Capital to Risk Weighted Assets	63,731,000	15.20%

Total Capital to Risk Weighted Assets	71,584,000	17.07%

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital.  A number of instruments that now generally qualify as Tier 1 capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management is continuing to assess the effect the Basel III Rules may have on the Company’s and the Bank’s capital positions and will monitor developments in this area.  At present, management believes that its current capital structure and the execution of its existing capital plan will be sufficient to meet and exceed the revised regulatory capital ratios as required by the new Basel III Rules.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments, with off-balance-sheet risk at June 30, 2014 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments

Commitments to extend credit	$19,870,206	$53,432,503	$73,302,709	1.85% - 18.00%
Standby letters of credit	2,317,772	256,640	2,574,412	3.50% - 5.75%

Loans sold to the FHLB under the Mortgage Partnership Finance (“MPF”) program are sold with recourse.  The Bank has an agreement to sell residential loans of up to $131.0 million to the FHLB, of which approximately $72.2 million had been sold as of June 30, 2014.  As a part of the agreement, the Bank had a maximum credit enhancement of $1.2 million at June 30, 2014.  The Company intends to continue originating and selling mortgage loans while retaining the servicing of the loans.  In addition to the FHLB of Chicago MPF program, the Company currently has a relationship to sell loans to Fannie Mae.  These loans are also sold with recourse.  The Company has a recourse liability reserve established.  Since the Company has no loss experience at this time, we utilized the current Fannie Mae loss history rates in the calculation of our reserve.

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

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of March 31, 2014.  The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value (“NPV”).  The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 400 basis points or decreases of 100 points in 100 basis point increments.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest” column.

The tables below set forth, as March 31, 2014 and December 31, 2013, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

March 31, 2014

		NPV			Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated	Estimated Increase (Decrease) in NPV
Change in Interest		NPV	Amount	Percent	NPV Ratio	Change
+400	bp	$63,461	$(17,386)	(22)%	11.09%	(164	)bp
+300	bp	70,893	(9,954)	(12)	12.07	(66	)bp
+200	bp	76,127	(4,720)	(6)	12.61	(12	)bp
+100	bp	80,241	(606)	(1)	12.95	22	bp
0	bp	80,847	—	—	12.73	0	bp
-100	bp	85,396	4,549	6	13.21	48	bp

December 31, 2013

		NPV			Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated	Estimated Increase (Decrease) in NPV
Change in Interest		NPV	Amount	Percent	NPV Ratio	Change
+400	bp	$59,863	$(19,708)	(25)%	10.68%	(208	)bp
+300	bp	67,556	(12,015)	(15)	11.73	(103	)bp
+200	bp	73,434	(6,137)	(8)	12.39	(37	)bp
+100	bp	78,174	(1,397)	(2)	12.84	8	bp
—	bp	79,571	—	—	12.76	—	bp
-100	bp	84,224	4,653	6	13.25	49	bp

The 2014 table above indicates that at March 31, 2014 in the event of a 100 basis point decrease in interest rates, we would experience a 6% increase in the net portfolio value.  In the event of a 400 basis point increase in interest rates, we would experience a 22% decrease in the net portfolio value.  Management does not believe that the Company’s primary market risk exposures at June 30, 2014, and how those exposures were managed during the three months ended June 30, 2014, have changed materially when compared to the immediately preceding quarter ended March 31, 2014.  However, the Company’s primary market risk exposure has not yet been quantified at June 30, 2014 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

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

PART II - Other Information

Item 1 - Legal Proceedings.

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their properties is subject other than ordinary routine litigation incidental to their respective businesses.

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
101:

The following financial statements as of and for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE:	August 14, 2014	BY:	/s/ P. David Kuhl

P. David Kuhl,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald

Darlene F. McDonald,
Executive Vice-President and Chief Financial Officer