Form 10-Q
period 2014-09-30
First Clover Leaf Financial Corp.
filed 2014-11-14
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding November 1, 2014
Common Stock, par value $.10 per share	7,007,283

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash and due from banks	$17,260,586	$14,363,461
Interest-earning deposits	8,278,206	8,681,426
Federal funds sold	50,754,837	61,648,938
Total cash and cash equivalents	76,293,629	84,693,825

Interest-earning time deposits	1,773,035	1,766,493
Securities available for sale	109,301,326	117,776,982
Federal Home Loan Bank stock	2,887,763	2,887,763
Federal Reserve Bank stock	1,689,493	-
Loans, net of allowance for loan losses of $5,790,519 and $5,590,668 at September 30, 2014 and December 31, 2013, respectively	392,199,774	372,568,962
Loans held for sale	299,200	-
Property and equipment, net	10,444,009	9,873,198
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	14,759,024	8,497,895
Core deposit intangible	210,505	271,000
Foreclosed assets	4,281,600	5,577,481
Mortgage servicing rights	944,390	918,247
Accrued interest receivable	1,907,235	1,551,258
Other assets	3,140,969	4,276,015

Total assets	$631,517,275	$622,044,442

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$55,507,117	$55,263,604
Interest-bearing	470,939,453	447,276,088
Total deposits	526,446,570	502,539,692

Federal Home Loan Bank advances	8,985,810	13,980,005
Securities sold under agreements to repurchase	14,259,453	26,766,169
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	182,327	199,764
Other liabilities	1,451,539	1,463,182
Total liabilities	555,325,699	548,948,812

Stockholders' Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	-	-
Common stock, $.10 par value, 20,000,000 shares authorized, 7,007,283 shares issued and outstanding at September 30, 2014 and December 31, 2013	700,728	700,728
Additional paid-in capital	55,818,936	55,818,936
Retained earnings	19,822,132	18,268,454
Accumulated other comprehensive loss	(150,220)	(1,692,488)
Total stockholders' equity	76,191,576	73,095,630

Total liabilities and stockholders' equity	$631,517,275	$622,044,442

See notes to consolidated financial statements.

3.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income:
Interest and fees on loans	$4,274,076	$4,335,351	$12,409,621	$13,394,935
Securities:
Taxable interest income	304,935	254,935	950,432	733,175
Nontaxable interest income	297,193	272,481	843,282	737,016
Federal Reserve Bank dividends	12,793	-	12,793	-
Interest-earning deposits, federal funds sold, and other	41,225	53,262	154,103	124,465
Total interest and dividend income	4,930,222	4,916,029	14,370,231	14,989,591

Interest expense:
Deposits	551,766	658,457	1,623,544	2,169,005
Federal Home Loan Bank advances	73,012	122,860	222,504	366,791
Securities sold under agreements to repurchase	1,115	2,310	4,792	11,170
Subordinated debentures	21,692	22,765	64,914	66,172
Total interest expense	647,585	806,392	1,915,754	2,613,138

Net interest income	4,282,637	4,109,637	12,454,477	12,376,453

Provision (credit) for loan losses	(250,000)	35,000	(250,000)	485,000

Net interest income after provision (credit) for loan losses	4,532,637	4,074,637	12,704,477	11,891,453

Non-interest income:
Service fees on deposit accounts	129,465	98,365	335,194	275,827
Other service charges and fees	112,159	90,549	306,380	274,085
Loan servicing fees	69,054	70,349	209,563	212,891
Gain on sale of securities	88,089	-	88,089	359,138
Gain on sale of loans	205,616	57,023	418,316	489,833
Gain (loss) on sale of assets, net	474	-	(74,565)	-
Gain (loss) on sale of foreclosed assets	40,521	(31,503)	(156,678)	4,264
Other	182,360	132,284	450,901	370,093
	827,738	417,067	1,577,200	1,986,131

Non-interest expense:
Compensation and employee benefits	1,807,984	1,516,487	5,399,016	4,622,498
Occupancy expense	419,850	342,778	1,247,561	1,002,123
Data processing services	195,056	182,966	575,896	555,854
Director fees	47,500	55,384	133,150	134,717
Professional fees	170,757	105,141	470,787	316,823
FDIC insurance premiums	120,000	131,100	357,102	377,100
Foreclosed asset related expenses	62,609	283,019	320,026	708,258
Amortization of core deposit intangible	14,505	66,001	60,495	197,999
Amortization of mortgage servicing rights	37,937	27,514	76,327	112,606
Other	611,429	570,557	1,818,318	1,589,128
	3,487,627	3,280,947	10,458,678	9,617,106

Income before income taxes	1,872,748	1,210,757	3,822,999	4,260,478

Income tax expense	544,721	350,627	1,008,010	1,338,912

Net income	$1,328,027	$860,130	$2,814,989	$2,921,566

Basic and diluted earnings per share	$0.19	$0.12	$0.40	$0.40
Dividends per share	$0.06	$0.06	$0.18	$0.18

See notes to consolidated financial statements.

4.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$1,328,027	$860,130	$2,814,989	$2,921,566
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period	(90,103)	(365,448)	2,536,136	(3,557,360)
Reclassification adjustment for realized gains included in income	(88,089)	-	(88,089)	(359,138)
Tax effect	65,931	135,286	(905,779)	1,449,175
Net of tax	(112,261)	(230,162)	1,542,268	(2,467,323)
Comprehensive income	$1,215,766	$629,968	$4,357,257	$454,243

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$2,814,989	$2,921,566
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	(35,004)	(90,160)
Premiums and discounts on securities	747,471	739,498
Core deposit intangible	60,495	197,999
Mortgage servicing rights	76,327	112,606
Fair value adjustments	(69,519)	(43,890)
Provision (credit) for loan losses	(250,000)	485,000
Depreciation	441,894	415,292
Gain on sale of securities	(88,089)	(359,138)
Gain on sale of loans	(418,316)	(489,833)
Loss on sale of assets	74,565	-
Loss (gain) on sale of foreclosed assets	156,678	(4,264)
Write-down on foreclosed assets	39,723	359,907
Earnings on bank-owned life insurance	(261,129)	(182,345)
Increase in mortgage servicing rights	(102,470)	(185,450)
Proceeds from sales of loans held for sale	12,473,599	23,676,132
Originations of loans held for sale	(12,354,483)	(21,359,299)
Change in assets and liabilities:
Accrued interest receivable and other assets	(126,710)	(542,379)
Accrued interest payable	(17,437)	(62,329)
Other liabilities	(11,643)	1,335,784
Net cash provided by operating activities	3,150,941	6,924,697

(Continued)

See notes to consolidated financial statements.

5.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from investing activities
Purchase of interest-earning time deposits	$(6,542)	$(14,354)
Available for sale securities:
Purchases	(21,107,286)	(54,478,812)
Proceeds from calls, maturities, and principal repayments	28,664,125	19,656,180
Proceeds from sales	2,759,787	9,025,930
Purchase of Federal Reserve Bank stock	(1,689,493)	-
Decrease (increase) in loans	(19,215,487)	24,507,844
Purchase of property and equipment	(1,341,628)	(180,105)
Proceeds from the sale of property and equipment	242,304	-
Proceeds from the sale of foreclosed assets	1,004,232	569,517
Purchase of bank-owned life insurance	(6,000,000)	(3,000,000)
Net cash used in investing activities	(16,689,988)	(3,913,800)

Cash flows from financing activities
Net increase in deposit accounts	23,906,878	61,675,370
Repayments of Federal Home Loan Bank advances	(5,000,000)	-
Net decrease in securities sold under agreements to repurchase	(12,506,716)	(10,957,434)
Repurchase of common stock	-	(3,888,712)
Cash dividends paid	(1,261,311)	(1,319,086)
Net cash provided by financing activities	5,138,851	45,510,138

Net increase (decrease) in cash and cash equivalents	(8,400,196)	48,521,035

Cash and cash equivalents:
Beginning	84,693,825	71,414,598

Ending	$76,293,629	$119,935,633

Supplemental schedule of noncash investing and financing activities
Assets acquired in settlement of loans	$287,982	$944,204
Loans made to finance sales of foreclosed assets	383,230	531,278

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,927,386	$2,664,217
Income taxes, net of refunds	815,000	2,038,004

See notes to consolidated financial statements.

6.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

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

The Company is a Maryland corporation that was incorporated in March 2006 as the successor corporation to First Federal Financial Services, Inc., in connection with the July 2006 “second-step” conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank. The accompanying interim consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, First Clover Leaf Bank (the “Bank”) and the Bank’s wholly owned inactive subsidiary, Clover Leaf Financial Services, Inc. On July 25, 2014, the inactive subsidiary was dissolved in connection with the Bank’s conversion from a thrift charter to a national bank charter effective August 15, 2014. First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF.”

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

7.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

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

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities with gross unrealized gains and losses as of the dates indicated are summarized as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$29,786,402	$19,271	$(675,571)	$29,130,102
State and municipal securities	46,086,351	1,021,241	(351,145)	46,756,447
Other securities(1)	248,501	-	-	248,501
Mortgage-backed: residential	33,418,517	161,406	(413,647)	33,166,276

	$109,539,771	$1,201,918	$(1,440,363)	$109,301,326

	December 31, 2013
U.S. government agency obligations	$41,982,901	$34,010	$(1,101,316)	$40,915,595
U.S. treasury securities	5,000,000	-	-	5,000,000
State and municipal securities	39,827,427	439,363	(1,521,921)	38,744,869
Other securities(1)	248,501	-	-	248,501
Mortgage-backed: residential	33,404,645	234,517	(771,145)	32,868,017

	$120,463,474	$707,890	$(3,394,382)	$117,776,982

(1) Includes a Certificate of Deposit in the amount of $245,000

8.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013, are summarized as follows:

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$4,474,694	$(30,506)	$15,390,885	$(645,065)	$19,865,579	$(675,571)
State and municipal securities	1,071,984	(7,374)	13,410,895	(343,771)	14,482,879	(351,145)
Mortgage-backed: residential	7,743,589	(46,736)	17,863,388	(366,911)	25,606,977	(413,647)

	$13,290,267	$(84,616)	$46,665,168	$(1,355,747)	$59,955,435	$(1,440,363)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$32,313,881	$(962,837)	$1,364,739	$(138,479)	$33,678,620	$(1,101,316)
State and municipal securities	20,013,766	(1,112,126)	3,322,850	(409,795)	23,336,616	(1,521,921)
Mortgage-backed: residential	16,485,580	(531,722)	5,443,669	(239,423)	21,929,249	(771,145)

	$68,813,227	$(2,606,685)	$10,131,258	$(787,697)	$78,944,485	$(3,394,382)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At September 30, 2014, the Company had 73 securities in an unrealized loss position which included: 13 agency securities, 35 state and municipal securities, and 25 mortgage-backed securities. This is a decrease from 97 securities at December 31, 2013. The unrealized losses resulted from changes in market interest rates and liquidity, as opposed to changes in the probability of contractual cash flows. The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of the amortized cost. Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

9.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value at September 30, 2014, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Additionally, an item in our “other securities” category has no stated maturity. Therefore, stated maturities are not disclosed for these items.

	Amortized	Fair
	Cost	Value
Due in one year or less	$7,220,236	$7,247,004
Due after one year through five years	15,535,028	15,505,849
Due after five years through ten years	36,520,104	36,336,355
Due after ten years	16,842,385	17,042,341
Other securities - non-maturing	3,501	3,501
Mortgage-backed: residential	33,418,517	33,166,276

	$109,539,771	$109,301,326

Securities with a carrying amount of approximately $71,641,000 and $88,180,000 were pledged to secure deposits as required or permitted by law at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. The Company received proceeds of $2,759,787 from the sale of securities during the three and nine months ended September 30, 2014, resulting in gross realized gains of $90,838 and gross realized losses of $2,749. There were no sales of securities during the three months ended September 30, 2013. The Company received proceeds of $9,025,930 from the sale of securities during the nine months ending September 30, 2013 resulting in gross realized gains of $373,489 and gross realized losses of $14,351.

10.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS

The components of loans are as follows:

	At September 30,		At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$118,018,468	29.6%	$118,884,453	31.4%
Multi-family	37,203,901	9.4	40,262,269	10.7
Commercial	125,299,492	31.5	120,839,112	32.0
Construction and land	29,521,120	7.4	12,848,111	3.4
	310,042,981	77.9	292,833,945	77.5

Commercial business	73,887,739	18.6	71,940,431	19.0

Consumer:
Home equity	12,478,053	3.1	11,712,701	3.1
Automobile and other	1,399,498	0.4	1,525,594	0.4
	13,877,551	3.5	13,238,295	3.5

Total gross loans	397,808,271	100.0%	378,012,671	100.0%
Deferred loan origination costs, net	182,022		146,959
Allowance for loan losses	(5,790,519)		(5,590,668)

Loans, net	$392,199,774		$372,568,962

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

On occasion, the Company originates loans secured by single-family dwellings with loan to value ratios exceeding 90%. As of September 30, 2014 and December 31, 2013, these loans represented 2.32% and 1.07%, respectively, of our combined one-to-four family and home equity portfolios. The Company does not consider the level of such loans to be a significant concentration of credit as of September 30, 2014 or December 31, 2013.

The recorded investment in loans does not include accrued interest and loan origination fees due to immateriality. The allowance for loan losses does not include a component for undisbursed loan commitments; rather this amount is included in other liabilities.

11.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables present our past-due loans, segregated by class, as of September 30, 2014 and December 31, 2013:

September 30, 2014

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$-	$302,334	$331,715	$634,049	$117,384,419	$118,018,468	$-
Multi-family	-	-	-	-	37,203,901	37,203,901	-
Commercial	819,357	-	34,805	854,162	124,445,330	125,299,492	-
Construction and land	-	-	-	-	29,521,120	29,521,120	-
	819,357	302,334	366,520	1,488,211	308,554,770	310,042,981	-

Commercial business	44,623	6,206	-	50,829	73,836,910	73,887,739	-

Consumer:
Home equity	-	346,382	38,924	385,306	12,092,747	12,478,053	-
Automobile and other	-	-	-	-	1,399,498	1,399,498	-
	-	346,382	38,924	385,306	13,492,245	13,877,551	-

Total	$863,980	$654,922	$405,444	$1,924,346	$395,883,925	$397,808,271	$-

December 31, 2013

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$631,656	$116,090	$673,677	$1,421,423	$117,463,030	$118,884,453	$-
Multi-family	-	-	-	-	40,262,269	40,262,269	-
Commercial	15,162	-	30,016	45,178	120,793,934	120,839,112	-
Construction and land	-	-	-	-	12,848,111	12,848,111	-
	646,818	116,090	703,693	1,466,601	291,367,344	292,833,945	-

Commercial business	4,719	-	-	4,719	71,935,712	71,940,431	-

Consumer:
Home equity	40,473	-	30,047	70,520	11,642,181	11,712,701	-
Automobile and other	-	-	-	-	1,525,594	1,525,594	-
	40,473	-	30,047	70,520	13,167,775	13,238,295	-

Total	$692,010	$116,090	$733,740	$1,541,840	$376,470,831	$378,012,671	$-

12.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

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

Non-accrual loans, segregated by class, are as follows:

	September 30,	December 31,
	2014	2013
Real estate loans:
One-to-four family	$626,082	$1,671,324
Multi-family	1,371,080	2,100,064
Commercial	1,265,044	1,388,887
Construction and land	1,362,047	1,141,057
	4,624,253	6,301,332

Commercial business	675,454	-

Consumer:
Home equity	38,924	144,800

Total non-accrual loans	$5,338,631	$6,446,132

13.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2014

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,225,852	$-	$465,270	$(593,575)	$1,097,547
Multi-family	438,431	-	-	(31,035)	407,396
Commercial	1,709,815	-	-	133,384	1,843,199
Construction and land	1,011,316	-	-	315,997	1,327,313
	4,385,414	-	465,270	(175,229)	4,675,455

Commercial business	997,689	-	(600)	(64,303)	932,786

Consumer
Home equity	172,037	-	7,465	(5,168)	174,334
Automobile and other	12,769	-	475	(5,300)	7,944
	184,806	-	7,940	(10,468)	182,278

Total	$5,567,909	$-	$472,610	$(250,000)	$5,790,519

Three months ended September 30, 2013

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,011,386	$(199,030)	$418	$122,716	$935,490
Multi-family	559,998	-	-	92,785	652,783
Commercial	1,073,664	(49,499)	204,091	210,213	1,438,469
Construction and land	1,512,094	-	57,000	(259,470)	1,309,624
	4,157,142	(248,529)	261,509	166,244	4,336,366

Commercial business	1,195,622	(10,328)	15,997	(116,554)	1,084,737

Consumer
Home equity	120,776	-	233	(7,720)	113,289
Automobile and other	5,158	-	6,023	(6,970)	4,211
	125,934	-	6,256	(14,690)	117,500

Total	$5,478,698	$(258,857)	$283,762	$35,000	$5,538,603

14.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

Nine months ended September 30, 2014

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,424,663	$(219,163)	$466,287	$(574,240)	$1,097,547
Multi-family	661,358	-	-	(253,962)	407,396
Commercial	1,454,455	(1,876)	-	390,620	1,843,199
Construction and land	668,085	-	230,000	429,228	1,327,313
	4,208,561	(221,039)	696,287	(8,354)	4,675,455

Commercial business	1,219,080	-	8,116	(294,410)	932,786

Consumer:
Home equity	116,478	(43,519)	9,381	91,994	174,334
Automobile and other	46,549	-	625	(39,230)	7,944
	163,027	(43,519)	10,006	52,764	182,278

Total	$5,590,668	$(264,558)	$714,409	$(250,000)	$5,790,519

Nine months ended September 30, 2013

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$847,285	$(502,265)	$17,036	$573,434	$935,490
Multi-family	958,303	(482,478)	-	176,958	652,783
Commercial	1,268,081	(216,750)	204,681	182,457	1,438,469
Construction and land	1,413,002	-	214,268	(317,646)	1,309,624
	4,486,671	(1,201,493)	435,985	615,203	4,336,366

Commercial business	1,296,114	(135,114)	23,967	(100,230)	1,084,737

Consumer:
Home equity	151,625	(13,009)	233	(25,560)	113,289
Automobile and other	10,175	(7,574)	6,023	(4,413)	4,211
	161,800	(20,583)	6,256	(29,973)	117,500

Total	$5,944,585	$(1,357,190)	$466,208	$485,000	$5,538,603

15.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of September 30, 2014 and December 31, 2013:

September 30, 2014

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$103,569	$993,978	$1,097,547	$1,210,236	$116,808,232	$118,018,468
Multi-family	-	407,396	407,396	1,842,865	35,361,036	37,203,901
Commercial	149,971	1,693,228	1,843,199	2,304,185	122,995,307	125,299,492
Construction and land	107	1,327,206	1,327,313	1,574,294	27,946,826	29,521,120
	253,647	4,421,808	4,675,455	6,931,580	303,111,401	310,042,981

Commercial business	119,948	812,838	932,786	795,402	73,092,337	73,887,739

Consumer:
Home equity	-	174,334	174,334	56,386	12,421,667	12,478,053
Automobile and other	-	7,944	7,944	-	1,399,498	1,399,498
	-	182,278	182,278	56,386	13,821,165	13,877,551

Total	$373,595	$5,416,924	$5,790,519	$7,783,368	$390,024,903	$397,808,271

December 31, 2013

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$160,881	$1,263,782	$1,424,663	$1,720,101	$117,164,352	$118,884,453
Multi-family	-	661,358	661,358	2,100,064	38,162,205	40,262,269
Commercial	195,103	1,259,352	1,454,455	1,978,525	118,860,587	120,839,112
Construction and land	10,315	657,770	668,085	1,141,057	11,707,054	12,848,111
	366,299	3,842,262	4,208,561	6,939,747	285,894,198	292,833,945

Commercial business	131,774	1,087,306	1,219,080	131,774	71,808,657	71,940,431

Consumer:
Home equity	8,602	107,876	116,478	162,449	11,550,252	11,712,701
Automobile and other	-	46,549	46,549	-	1,525,594	1,525,594
	8,602	154,425	163,027	162,449	13,075,846	13,238,295

Total	$506,675	$5,083,993	$5,590,668	$7,233,970	$370,778,701	$378,012,671

16.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

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

17.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables present our credit quality indicators, segregated by class, as of September 30, 2014 and December 31, 2013:

September 30, 2014

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$116,575,339	$280,990	$998,297	$163,842	$118,018,468
Multi-family	33,110,684	2,722,138	1,371,079	-	37,203,901
Commercial	110,632,286	10,665,461	4,001,745	-	125,299,492
Construction and land	27,886,725	-	1,634,395	-	29,521,120
	288,205,034	13,668,589	8,005,516	163,842	310,042,981

Commercial business	72,168,789	923,548	795,402	-	73,887,739

Consumer:
Home equity	12,409,165	29,964	38,924	-	12,478,053
Automobile and other	1,399,498	-	-	-	1,399,498
	13,808,663	29,964	38,924	-	13,877,551

Total	$374,182,486	$14,622,101	$8,839,842	$163,842	$397,808,271

December 31, 2013

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$115,491,532	$1,672,820	$1,367,925	$352,176	$118,884,453
Multi-family	35,412,469	2,749,736	2,100,064	-	40,262,269
Commercial	110,571,786	5,902,447	4,334,863	30,016	120,839,112
Construction and land	11,583,780	-	1,264,331	-	12,848,111
	273,059,567	10,325,003	9,067,183	382,192	292,833,945

Commercial business	71,074,289	534,368	331,774	-	71,940,431

Consumer:
Home equity	11,518,523	31,730	132,401	30,047	11,712,701
Automobile and other	1,525,594	-	-	-	1,525,594
	13,044,117	31,730	132,401	30,047	13,238,295

Total	$357,177,973	$10,891,101	$9,531,358	$412,239	$378,012,671

18.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for the periods indicated. The unpaid contractual balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of September 30, 2014			As of December 31, 2013

	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$597,011	$500,252	$-	$1,082,196	$899,959	$-
Multi-family	2,477,263	1,842,865	-	2,734,462	2,100,064	-
Commercial	779,422	779,422	-	808,008	808,008	-
Construction and land	3,135,281	1,362,047	-	1,986,485	213,251	-
	6,988,977	4,484,586	-	6,611,151	4,021,282	-

Commercial business	675,454	675,454	-	-	-	-

Consumer:
Home equity	56,386	56,386	-	132,402	132,402	-

Subtotal	$7,720,817	$5,216,426	$-	$6,743,553	$4,153,684	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$763,492	$709,984	$103,569	$864,017	$820,142	$160,881
Multi-family	-	-	-	-	-	-
Commercial	1,716,998	1,524,763	149,971	1,360,876	1,170,517	195,103
Construction and land	212,247	212,247	107	927,806	927,806	10,315
	2,692,737	2,446,994	253,647	3,152,699	2,918,465	366,299

Commercial business	119,948	119,948	119,948	131,774	131,774	131,774

Consumer:
Home equity	-	-	-	30,047	30,047	8,602

Subtotal	2,812,685	2,566,942	373,595	3,314,520	3,080,286	506,675
Total	$10,533,502	$7,783,368	$373,595	$10,058,073	$7,233,970	$506,675

19.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

	For the three months ended September 30, 2014			For the three months ended September 30, 2013

	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$508,560	$763	$-	$1,146,644	$517	$-
Multi-family	1,842,099	30	-	1,322,609	-	-
Commercial	909,202	-	-	1,730,282	10,134	-
Construction and land	1,001,091	-	-	1,450,938	-	-
	4,260,952	793	-	5,650,473	10,651	-

Commercial business	677,727	-	-	28,911	-	-

Consumer:
Home equity	114,922	264	-	126,655	315	-
Automobile and other	-	-	-	-	-	-
	114,922	264	-	126,655	315	-
Subtotal	$5,053,601	$1,057	$-	$5,806,039	$10,966	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$677,011	$5,945	$-	$1,197,003	$-	$-
Multi-family	-	-	-	1,106,998	-	-
Commercial	1,318,324	4,481	-	552,825	-	-
Construction and land	106,123	2,430	-	-	-	-
	2,101,458	12,856	-	2,856,826	-	-

Commercial business	121,912	2,465	-	342,867	2,318	-

Consumer:
Home equity	-	-	-	37,060	-	-
Automobile and other	-	-	-	-	-	-
	-	-	-	37,060	-	-
Subtotal	2,223,370	15,321	-	3,236,753	2,318	-
Total	$7,276,971	$16,378	$-	$9,042,792	$13,284	$-

20.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013

	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$742,155	$1,726	$-	$1,040,242	$517	$-
Multi-family	1,499,240	30	-	773,675	-	-
Commercial	863,767	7,709	-	2,329,088	10,134	-
Construction and land	826,652	-	-	1,768,331	-	-
	3,931,814	9,465	-	5,911,336	10,651	-

Commercial business	338,864	-	-	15,096	-	-

Consumer:
Home equity	125,947	838	-	140,974	315	-
Automobile and other	-	-	-	1,137	-	-
	125,947	838	-	142,111	315	-
Subtotal	$4,396,625	$10,303	$-	$6,068,543	$10,966	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$673,152	$5,945	$-	$1,104,666	$-	$-
Multi-family	414,444	-	-	1,930,451	-	-
Commercial	1,285,412	7,667	-	569,846	-	-
Construction and land	285,013	2,430	-	-	-	-
	2,658,021	16,042	-	3,604,963	-	-

Commercial business	125,867	7,190	-	311,683	2,548	-

Consumer:
Home equity	7,512	-	-	32,347	-	-
Automobile and other	-	-	-	3,380	-	-
	7,512	-	-	35,727	-	-
Subtotal	2,791,400	23,232	-	$3,952,373	$2,548	$-
Total	$7,188,025	$33,535	$-	$10,020,916	$13,514	$-

21.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

The Company had allocated $354,958 of specific reserves on $6,152,048 of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014. The Company had $354,822 of allocations of specific reserves on $6,215,918 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2013. The Company has committed to lend an immaterial amount as of September 30, 2014 to customers with outstanding loans that are classified as troubled debt restructurings. The Company had no commitments to lend additional amounts as of December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and nine months ended September 30, 2014, three loans totaling $1,410,854 were modified as troubled debt restructurings. The modifications included payment and maturity changes not available in the market.

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

The following tables present loans, by class, modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2014 and 2013:

Three and nine months ended September 30, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	2	$517,725	$512,242
Construction and land	1	893,129	893,129

Total	3	$1,410,854	$1,405,371

The troubled debt restructurings described above resulted in a net increase in the allowance for loan losses of $43,720 and $76,797 during the three and nine months ended September 30, 2014, respectively. There were no charge offs during the three and nine months ended September 30, 2014.

22.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

Three months ended September 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	1	$49,678	$49,000
Commercial	3	809,404	809,404
	4	859,082	858,404

Commercial business	1	142,112	142,112

Consumer:
Home equity	1	18,778	17,722

Total	6	$1,019,972	$1,018,238

Nine months ended September 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	5	$135,590	$134,277
Commercial	3	809,404	809,404
	8	944,994	943,681

Commercial business	2	280,114	276,041

Consumer:
Home equity	1	18,778	17,722

Total	11	$1,243,886	$1,237,444

23.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 3 - LOANS (Continued)

The following tables present the troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2014 and 2013.

	Three and nine months ended September 30, 2014

	Number of Contracts	Recorded Investment (as of period end)
Real estate loans:
One-to-four family	4	$95,804

Total	4	$95,804

	Three and nine months ended September 30, 2013

	Number of Contracts	Recorded Investment (as of period end)
Real estate loans:
One-to-four family	1	$53,152

Total	1	$53,152

The troubled debt restructurings that subsequently defaulted, described above, resulted in a net decrease in the allowance for loan losses of $2,340 and resulted in charge-offs of $5,327 during the nine months ended September 30, 2014.

A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

NOTE 4 - GOODWILL

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill and intangible assets with indefinite useful lives are no longer amortized; rather they are assessed, at least annually, for impairment. The Company tests goodwill for impairment on an annual basis as of September 30, or more often if events or circumstances indicate there may be impairment. During 2014, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed.

24.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 5 – EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$1,328,027	$860,130	$2,814,989	$2,921,566
Basic potential common shares:
Basic weighted average shares outstanding	7,007,283	7,160,909	7,007,283	7,301,902

Dilutive potential common shares	-	-	-	-

Diluted weighted average shares outstanding	7,007,283	7,160,909	7,007,283	7,301,902

Basic and diluted earnings per share	$0.19	$0.12	$0.40	$0.40

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

25.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Securities:  The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios. In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month. Because they are not price quote valuations, the pricing methods are considered Level 2 inputs. At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently has no securities classified within Level 3. During the nine months ended September 30, 2014, there were no transfers between Level 1 and Level 2. The valuation methodology was consistent for the nine months ended September 30, 2014 and the year ended December 31, 2013.

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

26.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended September 30, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at September 30, 2014 Using:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$-	$29,130,102	$-	$29,130,102
State and municipal securities	-	46,756,447	-	46,756,447
Other securities	-	248,501	-	248,501
Mortgage-backed: residential	-	33,166,276	-	33,166,276
Total securities available for sale	$-	$109,301,326	$-	$109,301,326

	Fair Value Measurements at December 31, 2013 Using:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$-	$40,915,595	$-	$40,915,595
U.S. treasury securities	-	5,000,000	-	5,000,000
State and municipal securities	-	38,744,869	-	38,744,869
Other securities	-	248,501	-	248,501
Mortgage-backed: residential	-	32,868,017	-	32,868,017
Total securities available for sale	$-	$117,776,982	$-	$117,776,982

27.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended September 30, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at September 30, 2014 Using:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
Construction and land	$-	$-	$276,430	$276,430

Total foreclosed assets	$-	$-	$276,430	$276,430

Impaired loans:
Real estate loans:
One-to-four family	$-	$-	$606,415	$606,415
Commercial	-	-	1,374,792	1,374,792
Construction and land	-	-	212,140	212,140

Total impaired loans	$-	$-	$2,193,347	$2,193,347

28.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2013 Using:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
One-to-four family	$-	$-	$103,500	$103,500
Multi-family	-	-	118,100	118,100
Commercial	-	-	692,230	692,230
Construction and land	-	-	1,901,758	1,901,758

Total foreclosed assets	$-	$-	$2,815,588	$2,815,588

Impaired loans:
Real estate loans:
One-to-four family	$-	$-	$659,261	$659,261
Commercial	-	-	975,414	975,414
Construction and land	-	-	917,491	917,491
	-	-	2,552,166	2,552,166

Consumer:
Home Equity	-	-	21,445	21,445
	-	-	21,445	21,445

Total impaired loans	$-	$-	$2,573,611	$2,573,611

Mortgage Servicing Rights	$-	$918,247	$-	$918,247

Foreclosed assets are collateral dependent and are recorded at the lesser of the recorded investment in the receivable or the appraised value less costs to sell and may be revalued on a nonrecurring basis. Foreclosed assets measured at fair value less costs to sell on a nonrecurring basis at September 30, 2014, had a net carrying amount of $276,430 which was made up of the outstanding balance of $316,153 net of cumulative write-downs of $39,723 which occurred during the nine months ended September 30, 2014. At December 31, 2013, foreclosed assets had a carrying amount of $2,815,588, which was made up of the outstanding balance of $4,123,275, net of write-downs of $1,307,687.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,566,942, with a valuation allowance of $373,595 at September 30, 2014, resulting in a net decrease in provision for loan losses of $33,646 for the nine months ended September 30, 2014. At December 31, 2013, impaired loans had a principal balance of $3,080,286 with a valuation allowance of $506,675.

29.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate:
Construction and land	$276,430	Sales Comparison	Adjustment for difference between comparable sales	4% to 34%	16.2%

Impaired loans:
Real estate loans:
One-to-four family	$606,415	Sales Comparison	Adjustment for difference between comparable sales	-23% to 19%	-2.5%
Commercial	1,374,792	Income Approach	Investment Capitalization Rates	3% to 27%	11.5%
Construction and land	212,140	Sales Comparison	Adjustment for difference between comparable sales	-19% to 11%	-8.3%

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

30.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

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

Federal Reserve Bank Stock: The Company is required to maintain these equity securities as a member of the Federal Reserve Bank and in amounts as required by this institution. These equity securities are "restricted" in that they can only be sold back to the respective institution or another member institution at par. Therefore, they are less liquid than other tradable securities and their fair value is not readily available.

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

31.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

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

The following information presents estimated fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 that have not been previously presented and the methods and assumptions used to estimate those fair values.

		Fair Value Measurements at September 30, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and cash equivalents	$76,293,629	$76,293,629	$-	$-	$76,293,629
Interest-earning time deposits	1,773,035	-	1,773,035	-	1,773,035
Federal Home Loan Bank stock	2,887,763	-	-	-	N/A
Federal Reserve Bank stock	1,689,493				N/A
Loans, net (excluding impaired loans at fair value)	390,006,427	-	-	390,271,875	390,271,875
Loans held for sale	299,200	-	299,200	-	299,200
Accrued interest receivable	1,907,235	-	643,898	1,263,337	1,907,235

Financial liabilities:
Non-interest bearing deposits	55,507,117	55,507,117	-	-	55,507,117
Interest-bearing deposits	470,939,453	344,305,790	129,640,720	-	473,946,510
Federal Home Loan Bank advances	8,985,810	-	9,055,841	-	9,055,841
Securities sold under agreements to repurchase	14,259,453	-	14,259,453	-	14,259,453
Subordinated debentures	4,000,000	-	4,000,000	-	4,000,000
Accrued interest payable	182,327	13,198	169,129	-	182,327

32.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and cash equivalents	$84,693,825	$84,693,825	$-	$-	$84,693,825
Interest-earning time deposits	1,766,493	-	1,766,493	-	1,766,493
Federal Home Loan Bank stock	2,887,763	-	-	-	N/A
Loans, net (excluding impaired loans at fair value)	369,995,351	-	-	369,987,191	369,987,191
Accrued interest receivable	1,551,258	-	546,692	1,004,566	1,551,258

Financial liabilities:
Non-interest bearing deposits	55,263,604	55,263,604	-	-	55,263,604
Interest-bearing deposits	447,276,088	319,716,842	128,515,854	-	448,232,696
Federal Home Loan Bank advances	13,980,005	-	14,114,389	-	14,114,389
Securities sold under agreements to repurchase	26,766,169	-	26,766,169	-	26,766,169
Subordinated debentures	4,000,000	-	4,000,000	-	4,000,000
Accrued interest payable	199,764	15,233	184,531	-	199,764

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

33.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2014, and summarize the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2014(1)
	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Loss at July 1, 2014	$(37,959)	$(37,959)

Other comprehensive loss before reclassifications	(56,765)	(56,765)
Amount reclassified from accumulated other comprehensive loss(2)	(55,496)	(55,496)
Net current-period other comprehensive loss	(112,261)	(112,261)

Accumulated Other Comprehensive Loss at September 30, 2014	$(150,220)	$(150,220)

(1) All amounts are net of tax.

(2) See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended September 30, 2014

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$88,089	Gain on sale of securities
	(32,593)	Tax expense
Total reclassifications for the period	$55,496	Net of tax

34.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2014(1)
	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Loss at January 1, 2014	$(1,692,488)	$(1,692,488)

Other comprehensive income before reclassifications	1,597,764	1,597,764
Amount reclassified from accumulated other comprehensive loss(2)	(55,496)	(55,496)
Net current-period other comprehensive income	1,542,268	1,542,268

Accumulated Other Comprehensive Loss at September 30, 2014	$(150,220)	$(150,220)

(1) All amounts are net of tax.

(2) See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2014

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$88,089	Gain on sale of securities
	(32,593)	Tax expense
Total reclassifications for the period	$55,496	Net of tax

35.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

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

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2013(1)
	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Loss at July 1, 2013	$(1,041,050)	$(1,041,050)

Other comprehensive loss before reclassifications	(230,162)	(230,162)
Amount reclassified from accumulated other comprehensive loss	-	-
Net current-period other comprehensive loss	(230,162)	(230,162)

Accumulated Other Comprehensive Loss at September 30, 2013	$(1,271,212)	$(1,271,212)

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

36.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$359,138	Gain on sale of securities
	(132,881)	Tax expense
Total reclassifications for the period	$226,257	Net of tax

NOTE 9 – SUBSEQUENT EVENTS

On October 28, 2014, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended September 30, 2014. The dividend will be payable to stockholders of record as of November 21, 2014 and is expected to be paid on November 28, 2014.

37.

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

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: our historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. For each allowance portfolio class, we apply loss factors to calculate the required allowance based upon actual historical loss rates over a time period that we have determined represents the current credit cycle. The Company extended the look back period used to establish the loss history for the general reserve component of the allowance for loan losses in the first quarter of 2014, from three years to five years, in an effort to continue to factor in the higher loss experience that resulted from the credit crisis. Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable incurred losses in the loan portfolio, including management’s periodic review of loan collectibility in light of historical experience, loan portfolio composition, prevailing economic conditions such as housing trends,

38.

FIRST CLOVER LEAF FINANCIAL CORP.

inflation rates and unemployment rates, and geographic concentrations of loans within the Bank’s immediate market area.

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

The goodwill impairment analysis allows the assessment of qualitative factors to determine if it is more-likely-than-not that the fair value of a reporting unit is less than the carrying value. If it is determined that we should proceed with impairment testing, we then estimate the fair value of our single reporting unit as of the measurement date utilizing two approaches including the comparable transactions approach, and the control premium approach which utilizes the Company’s stock price. We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date. During 2014, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed. Future events, such as adverse changes to First Clover Leaf’s business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired; the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations. In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.

Overview

First Clover Leaf had net income of $1.3 million for the three months ended September 30, 2014 compared to net income of $860,000 for the same period in 2013.

The increase was primarily due to:

i.	reductions in interest expense and foreclosed asset related expenses;
ii.	a negative provision; and
iii.	increases in:
a.	gain on sale of securities,
b.	gain on sale of loans,
c.	gain on sale of foreclosed assets, and
d.	earnings from bank-owned life insurance

Basic and diluted earnings per share were $0.19 for the three-month period ended September 30, 2014 and $0.12 for the comparable period in 2013.

First Clover Leaf had net income of $2.8 million for the nine months ended September 30, 2014 compared to net income of $2.9 million for the same period in 2013.

39.

FIRST CLOVER LEAF FINANCIAL CORP.

The decrease was primarily due to:

i.	reductions in gain on sale of securities and gain on sale of loans;
ii.	losses on the sale of assets and on the sale of foreclosed assets;
iii.	higher compensation and employee benefits; and
iv.	increases in occupancy expense and professional fees

Basic and diluted earnings per share were $0.40 for the nine-month periods ended September 30, 2014 and 2013.

Financial Condition

Total Assets. Total assets increased to $631.5 million at September 30, 2014 from $622.0 million at December 31, 2013. The increase was primarily due to higher balances of loans, bank-owned life insurance, and Federal Reserve Bank stock, partially offset by a decrease in cash and cash equivalents, securities available for sale, and foreclosed assets.

Total cash and cash equivalents decreased $8.4 million to $76.3 million at September 30, 2014 from $84.7 million at December 31, 2013. The decrease was primarily due to increased loan originations, and the purchases of Federal Reserve Bank stock and bank-owned life insurance, which were partially offset by a reduction in securities available for sale and sales of foreclosed assets.

Net loans increased $19.6 million to $392.2 million at September 30, 2014 from $372.6 million at December 31, 2013. This was primarily due to new loan originations exceeding loan repayments. We experienced increased activity in construction and land loans due to the funding of several large projects during the nine months ended September 30, 2014. Construction and land loans increased $16.7 million to $29.5 million at September 30, 2014 from $12.8 million at December 31, 2013. Loans held for sale at September 30, 2014 totaled $299,000. There were no loans held for sale at December 31, 2013.

Federal Reserve Bank stock totaled $1.7 million at September 30, 2014, which the Company was required to purchase as a result of the Bank’s conversion from a thrift charter to a national bank charter. There was no balance at December 31, 2013.

Bank-owned life insurance increased to $14.8 million at September 30, 2014 from $8.5 million at December 31, 2013 due to an additional purchase of $6.0 million. The Bank purchased the additional bank-owned life insurance to offset some of the expenses of our employee benefit plans, as allowed by federal regulation.

Securities available for sale decreased to $109.3 million at September 30, 2014 compared to $117.8 million at December 31, 2013. The decrease was due primarily to calls, maturities and principal repayments of $28.7 million and sales of $2.8 million partially offset by purchases of $21.1 million.

Foreclosed assets decreased to $4.3 million at September 30, 2014 from $5.6 million at December 31, 2013. The decrease was primarily due to sales of $1.5 million partially offset by additions of $288,000.

Total Liabilities. Total liabilities increased to $555.3 million at September 30, 2014 from $548.9 million at December 31, 2013. Deposits increased $23.9 million to $526.4 million at September 30, 2014 from $502.5 million at December 31, 2013. Interest bearing deposits increased $23.7 million to $470.9 million at September 30, 2014 from $447.3 million at December 31, 2013. This increase was primarily due to deposits predominately from a non-customer special purpose account that we expect to be disbursed beginning in the second quarter of 2015.

Federal Home Loan Bank advances at September 30, 2014 were $9.0 million compared to $14.0 million at December 31, 2013. The decrease was due to a repayment of $5.0 million.

Securities sold under agreements to repurchase decreased $12.5 million to $14.3 million at September 30, 2014 from $26.8 million at December 31, 2013. This decrease was due primarily to normal fluctuations in these business accounts.

40.

FIRST CLOVER LEAF FINANCIAL CORP.

Stockholders’ Equity. Stockholders’ equity increased to $76.2 million at September 30, 2014 from $73.1 million at December 31, 2013, primarily due to net income of $2.8 million and a reduction in accumulated other comprehensive loss of $1.5 million, partially offset by the payment of cash dividends of $1.3 million during the nine months ended September 30, 2014.

Asset Quality

The Company experienced a decline in non-performing assets as of September 30, 2014 compared to December 31, 2013. The decrease was primarily due to the sale of foreclosed assets of $1.3 million. The following tables set forth information with respect to the Company’s non-performing and impaired loans and other non-performing assets at the dates indicated:

	September 30,	December 31,
	2014	2013

Non-accrual loans(1)	$5,338,631	$6,446,132
Other impaired loans	2,444,737	787,838
Total non-performing loans	7,783,368	7,233,970
Foreclosed assets	4,281,600	5,577,481
Total non-performing assets	$12,064,968	$12,811,451

(1) The entire balance was also classified as impaired as of September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
Non-performing assets to total assets	1.91%	2.06%
Non-performing loans to total loans	1.96	1.91
Allowance for loan losses to non-performing loans	74.40	77.28
Allowance for loan losses to total loans	1.45	1.48

Non-Performing and Impaired Loans and Other Non-Performing Assets. At September 30, 2014, our total non-performing and impaired loans and other non-performing assets were $12.1 million compared to $12.8 million at December 31, 2013. At September 30, 2014, the Company’s non-accrual loans decreased $1.1 million to $5.3 million from $6.4 million at December 31, 2013.

At September 30, 2014, the Bank had two relationships classified as non-accrual with a balance in excess of $1.0 million. The largest credit is a $2.0 million credit secured by a subdivision development. The credit was placed on non-accrual status during the three months ended March 31, 2013. The development has experienced very limited lot sales, and the cash flow was not sufficient to cover the principal and interest. Currently, we believe the collateral is sufficient to cover the outstanding loan balance. The second non-accrual relationship is a $1.4 million credit to a real estate investor. This credit was placed on non-accrual status in 2012. The investor has been experiencing cash flow difficulties due to higher vacancy rates and the need for property repairs. Since being placed on non-accrual, $1.0 million in pay-downs from the sale of collateral has been received on this relationship, and a charge-off of $483,000 was recorded in June 2013, all of which was previously reserved. A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale. The borrower has signed a forbearance agreement with the Company to aid in selling some of the properties to further reduce the debt. We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.

41.

FIRST CLOVER LEAF FINANCIAL CORP.

In addition to the non-accrual loans discussed above, we may have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration or restructured status. This allows us to individually evaluate them for our allowance for loan losses. At September 30, 2014, there were eight credits in this classification with a total balance of $2.4 million. The largest loan in this classification at September 30, 2014 is a $512,000 credit to a real estate investor that has been experiencing cash flow shortfalls. The loan was restructured to allow the creditor to improve the cash flow. The loan is performing in accordance with the restructured terms. In comparison, there were four loans that met this classification at December 31, 2013 with a total balance of $788,000.

The following table presents a summary of our past due loans as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Loans 30-59 Days Past Due	$863,980	$692,010
Loans 60-89 Days Past Due	654,922	116,090
Loans 90 or more Days Past Due	405,444	733,740
Total Past Due Loans	$1,924,346	$1,541,840

Past due balances increased approximately $400,000 from $1.5 million at December 31, 2013 to $1.9 million at September 30, 2014. The category experiencing the largest increase was the 60-89 days past due category, increasing approximately $539,000 from year-end December 31, 2013. The increase in the 60-89 past due was primarily a result of two one-to-four family loans which the Bank is working with the borrowers on repayment plans, and a home equity loan for which the Bank is considering a forbearance agreement.

The following table presents a summary of our credit quality indicators as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Pass	$374,182,486	$357,177,973
Special Mention	14,622,101	10,891,101
Substandard	8,839,842	9,531,358
Doubtful	163,842	412,239
Total Loans	$397,808,271	$378,012,671

In addition to the decline in total non-performing loans at September 30, 2014 compared to balances at December 31, 2013, there was also a decline in loans classified as substandard and doubtful. Loans classified as special mention increased $3.7 million primarily due to a credit to a commercial real estate investor that was downgraded during the three months ended September 30, 2014. The investor is struggling with cash flow, and the Bank is working with the investor to restructure the credit.

At September 30, 2014, the Bank had eight properties classified as foreclosed assets valued at $4.3 million, which is a decrease of $1.3 million from December 31, 2013. The collateral on these properties consists of farmland, two residential lot developments, a commercial development, and four single-family residences. All of these properties were transferred into foreclosed assets at cost or the property’s fair value, less estimated costs of disposal, at the date of foreclosure. Initial valuation adjustments, if any, are charged against the allowance for loan losses. The properties are evaluated on a non-recurring basis to verify that the recorded amount is supported by its current fair value.

42.

FIRST CLOVER LEAF FINANCIAL CORP.

Results of Operations

General. First Clover Leaf had net income of $1.3 million for the three months ended September 30, 2014 compared to net income of $860,000 for the same period in 2013. The increase was primarily due to: (i) reductions in interest expense and foreclosed asset related expenses; (ii) a negative provision; and (iii) increases in gain on sale of securities, gain on sale of loans, gain on sale of foreclosed assets, and earnings from bank-owned life insurance. These increases were partially offset by higher compensation and employee benefits; and increases in occupancy expense, professional fees, and income taxes. Basic and diluted earnings per share were $0.19 for the three-month period ended September 30, 2014 and $0.12 for the comparable period in 2013.

First Clover Leaf had net income of $2.8 million for the nine months ended September 30, 2014 compared to net income of $2.9 million for the same period in 2013. The decrease was primarily due to: (i) reductions in gain on sale of securities and gain on sale of loans; (ii) losses on the sale of assets and on the sale of foreclosed assets; (iii) higher compensation and employee benefits; and (iv) increases in occupancy expense and professional fees. These decreases were partially offset by a negative provision, an increase in earnings from bank-owned life insurance, and decreases in foreclosed asset related expenses and income taxes. Basic and diluted earnings per share were $0.40 for the nine-month periods ended September 30, 2014 and 2013.

Net interest income. Net interest income increased to $4.3 million for the three months ended September 30, 2014 from $4.1 million for the comparable period in 2013, primarily due to a higher average balance in loans and securities and lower rates on interest-bearing liabilities, partially offset by a lower yield on interest-earning assets. Net interest income increased to $12.5 million for the nine months ended September 30, 2014 from $12.4 million for the same period in 2013, primarily due to lower rates on interest-bearing liabilities partially offset by a lower yield on interest-earning assets. Net average interest-earning assets, which represent our average total interest-earning assets less our average total interest-bearing liabilities, were $79.9 million for the nine months ended September 30, 2014, compared to $83.4 million for the same period in 2013. The ratio of interest-earning assets to interest-bearing liabilities decreased to 116.03% for the nine months ended September 30, 2014 from 117.77% for the same period in 2013. The net interest rate spread decreased to 2.81% for the nine months ended September 30, 2014, compared to 3.00% for the comparable period in 2013. The average rate earned on interest-earning assets decreased by 31 basis points for the nine months ended September 30, 2014 to 3.32% from 3.63% for the same period in 2013, while the average rate paid on interest-bearing liabilities decreased by 23 basis points during these periods to 0.51% from 0.74%.

Our net interest rate spread decreased to 2.81% from 2.89% and our net interest margin decreased to 2.88% from 3.00% for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in the interest rate spread was attributable to the yield on interest-earning assets declining faster than the cost of funds. As with most financial institutions, yield on earning assets and cost of funds are largely dependent on the interest rate environment. While the decline in industry interest rates has slowed, competitive and market forces continue to pressure the yield on our earning assets. Our ability to lower rates paid on deposits has been limited due to the already low deposit rates and the competitive environment in which we operate. In addition, a significant number of our interest-bearing deposits are time deposits, which are fixed-rate contracts until maturity that do not allow for immediate re-pricing as rates fluctuate.

43.

FIRST CLOVER LEAF FINANCIAL CORP.

The following tables set forth the average balance sheets, average yields and cost of funds, and certain other information for the periods indicated. No tax-equivalent yield adjustments on loans or securities were made. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or expense. Yields and rates have been annualized.

	Three Months Ended September 30,			Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest (5)	Yield/ Rate	Average Outstanding Balance	Interest (5)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross (1)	$393,859	$4,274	4.31%	$374,320	$4,335	4.59%
Securities (1)	114,888	602	2.08%	106,234	527	1.97%
Federal Reserve Stock	804	13	6.41%	-	-	-%
Interest-earning balances from depository institutions	66,163	41	0.25%	82,685	54	0.26%
Total interest-earning assets	575,714	4,930	3.40%	563,239	4,916	3.46%
Non-interest-earning assets	57,437			51,706
Total assets	$633,151			$614,945

Interest-bearing liabilities:
Interest-bearing transaction	$307,958	$198	0.26%	$268,228	$242	0.36%
Savings deposits	28,533	13	0.18%	27,466	17	0.25%
Time deposits	127,825	340	1.06%	135,223	399	1.17%
Securities sold under agreements to repurchase	19,518	1	0.02%	26,486	2	0.03%
Federal Home Loan Bank advances	11,377	73	2.58%	21,976	123	2.22%
Subordinated debentures	4,000	22	2.18%	4,000	23	2.28%
Total interest-bearing liabilities	499,211	647	0.51%	483,379	806	0.66%
Non-interest-bearing liabilities	57,974			56,560
Total liabilities	557,185			539,939
Stockholders’ equity	75,966			75,006
Total liabilities and stockholders’ equity	$633,151			$614,945

Net interest income		$4,283			$4,110
Net interest rate spread (2)			2.89%			2.80%
Net interest-earning assets (3)	$76,503			$79,860
Net interest margin (4)			2.95%			2.90%
Ratio of interest-earning assets to interest-bearing liabilities			115.32%			116.52%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.14% and 3.04% for the three months ended September 30, 2014 and 2013, respectively. The tax equivalent basis was computed by calculating the deemed interest on tax-exempt loans and municipal bonds that would have been earned on a fully taxable basis to yield the same after-tax income using a combined federal and state marginal tax rate of 36%.

(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average total interest-earning assets.

(5) Interest on loans includes loan fees collected in the amount of $32,682 and $32,510 for the three months ended September 30, 2014 and 2013, respectively.

44.

FIRST CLOVER LEAF FINANCIAL CORP.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest (5)	Yield/ Rate	Average Outstanding Balance	Interest (5)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross (1)	$381,103	$12,409	4.35%	$383,640	$13,395	4.67%
Securities (1)	115,049	1,794	2.08%	102,297	1,470	1.92%
Federal Reserve Stock	271	13	6.41%	-	-	-%
Interest-earning balances from depository institutions	81,871	154	0.25%	66,566	125	0.25%
Total interest-earning assets	578,294	14,370	3.32%	552,503	14,990	3.63%
Non-interest-earning assets	54,234			51,549
Total assets	$632,528			$604,052

Interest-bearing liabilities:
Interest-bearing transaction	$306,233	$545	0.24%	$247,053	$807	0.44%
Savings deposits	28,366	38	0.18%	27,000	63	0.31%
Time deposits	127,310	1,040	1.09%	140,940	1,299	1.23%
Securities sold under agreements to repurchase	19,378	5	0.03%	28,178	11	0.05%
Federal Home Loan Bank advances	13,104	223	2.28%	21,972	367	2.23%
Subordinated debentures	4,000	65	2.17%	4,000	66	2.21%
Total interest-bearing liabilities	498,391	1,916	0.51%	469,143	2,613	0.74%
Non-interest-bearing liabilities	59,186			57,906
Total liabilities	557,577			527,049
Stockholders’ equity	74,951			77,003
Total liabilities and stockholders’ equity	$632,528			$604,052

Net interest income		$12,454			$12,377
Net interest rate spread (2)			2.81%			2.89%
Net interest-earning assets (3)	$79,903			$83,360
Net interest margin (4)			2.88%			3.00%
Ratio of interest-earning assets to interest-bearing liabilities			116.03%			117.77%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.05% and 3.13% for the nine months ended September 30, 2014 and 2013, respectively. The tax equivalent basis was computed by calculating the deemed interest on tax-exempt loans and municipal bonds that would have been earned on a fully taxable basis to yield the same after-tax income using a combined federal and state marginal tax rate of 36%.

(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average total interest-earning assets.

(5) Interest on loans includes loan fees collected in the amount of $90,609 and $107,582 for the nine months ended September 30, 2014 and 2013, respectively.

45.

FIRST CLOVER LEAF FINANCIAL CORP.

Interest and fee income. Interest and fee income on loans decreased $61,000 for the three months ended September 30, 2014 compared to the same period in 2013, remaining at $4.3 million for each period primarily as a result of a lower average yield partially offset by a higher average balance in the 2014 period. Interest and fee income decreased to $12.4 million for the nine months ended September 30, 2014 from $13.4 million for the comparable period in 2013, primarily as a result of a lower average yield in addition to a lower average balance in the 2014 periods. The average loan balance was $381.1 million and $383.6 million for the nine months ended September 30, 2014 and 2013, respectively. The average yield on loans decreased to 4.35% for the nine months ended September 30, 2014 from 4.67% for the comparable period in 2013. The decline in yield was primarily due to new loan originations having lower rates than the loans maturing or being paid off.

Interest income on securities increased to $602,000 for the three months ended September 30, 2014 compared to $527,000 for the same period in 2013. Interest income on securities increased to $1.8 million for the nine months ended September 30, 2014 compared to $1.5 million for the same period in 2013. These increases were due primarily to a higher average balance in addition to a higher average yield for both periods. The average balance of securities was $115.0 million and $102.3 million for the nine months ended September 30, 2014 and 2013, respectively. The average yield on securities increased to 2.08% for the nine months ended September 30, 2014 from 1.92% for the comparable period in 2013.

Interest on other interest-earning deposits decreased to $41,000 for the three months ended September 30, 2014 from $54,000 for the comparable period in 2013 primarily as a result of a lower average balance. Interest on other interest-earning deposits increased to $154,000 for the nine months ended September 30, 2014 from $125,000 for the comparable period in 2013. This increase was due primarily to a higher average balance of other interest-earning deposits in the 2014 period. The average balance of other interest-earning deposits increased to $81.9 million for the nine months ended September 30, 2014 from $66.6 million for the same period in 2013. The average yield on other interest-earning deposits remained stable at 0.25% for the nine months ended September 30, 2014 and 2013.

Interest expense. Interest expense on deposits decreased to $552,000 for the three months ended September 30, 2014 from $658,000 for the comparable period in 2013. Interest expense on deposits decreased to $1.6 million for the nine months ended September 30, 2014 from $2.2 million for the comparable period in 2013. The decreases were due primarily to a decline in rate and in lower average balances in time deposits, partially offset by a higher average balance in interest-bearing transaction accounts for both periods. The average balance of interest-bearing deposits, comprised of interest-bearing transaction, savings deposits, and time deposits, was $461.9 million and $415.0 million for the nine months ended September 30, 2014 and 2013, respectively. The rate for time deposits decreased to 1.09% for the nine months ended September 30, 2014 from 1.23% for the comparable period in 2013. The average rate declined due to time deposits with higher rates maturing and being replaced by time deposits with lower rates. The rate for interest-bearing transaction accounts for the nine months ended September 30, 2014 decreased to 0.24% from 0.44% for the nine months ended September 30, 2013. The rate for savings deposits decreased to 0.18% for the nine months ended September 30, 2014 from 0.31% for the same period in 2013. The Bank continues to review and adjust the rates paid on deposit products in an effort to maintain our net interest margin.

Interest expense on FHLB advances decreased to $73,000 for the three months ended September 30, 2014 from $123,000 for the same period in 2013, due primarily to a lower average balance partially offset by an increase in rate. Interest expense on FHLB advances decreased to $223,000 for the nine months ended September 30, 2014 from $367,000 for the same period in 2013 for the same reasons. FHLB advances that have matured in the last year have not been renewed due to the Company’s sufficient liquidity position. The average balance of FHLB advances was $13.1 million and $22.0 million for the nine months ended September 30, 2014 and 2013, respectively. The average rate on FHLB advances increased to 2.28% for the nine months ended September 30, 2014 compared to 2.23% for the comparable period in 2013.

Provision for loan losses. A negative provision of $250,000 was recorded during the three- and nine- month periods ended September 30, 2014 compared to a provision expense of $35,000 and $485,000

46.

FIRST CLOVER LEAF FINANCIAL CORP.

for the three- and nine-month periods ended September 30, 2013, respectively. The negative provision expense was appropriate due to improvements in credit quality trends and recoveries received on previously charged-off loans. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses.”

The one-to-four family loans category had a significant decrease in the provision expense allocation for the three- and nine-month periods ended September 30, 2014. A $465,000 recovery was received during the three months ended September 30, 2014 resulting in a provision credit in this category.

On the other hand there was a significant increase in the provision allocation for construction and land loans over the three and nine months ended September 30, 2014. The provision allocation increased because the volume of construction and land loans outstanding increased $16.7 million over the nine months ended September 30, 2014.

Provision for loan losses is based upon management’s consideration of current economic conditions, the Company’s loan portfolio composition and historical loss experience, and current market valuations on collateral, as well as management’s estimate of probable losses in the portfolio and the level of non-performing and impaired loans. The Company is expanding its historical loss look back period from three years to five years, as this more accurately reflects the risk of our current portfolio.  As of September 30, 2014, our non-performing and impaired loans and the related specific reserves each decreased from September 30, 2013. Our ratio of non-performing loans to total loans decreased to 1.96% at September 30, 2014 from 2.23% at September 30, 2013. Charge-offs for the nine months ended September 30, 2014 decreased to $265,000 from $1.4 million for the nine months ended September 30, 2013. Recoveries for the nine months ended September 30, 2014 increased to $714,000 from $466,000 for the nine months ended September 30, 2013. Therefore, we did not incur any provision expense for the nine months ended September 30, 2014 and recorded a negative provision of $250,000 in the third quarter.

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

Non-interest income. Non-interest income increased to $828,000 for the three months ended September 30, 2014 from $417,000 for the comparable period in 2013, primarily due to gain on sale of securities; and increases on gain on sale of loans, gain on sale of foreclosed assets, and earnings from bank-owned life insurance. Non-interest income decreased to $1.6 million for the nine months ended September 30, 2014 from $2.0 million for the comparable period in 2013, primarily due to reductions in gain on sale of securities and gain on sale of loans; and losses on the sale of assets and on the sale of foreclosed assets partially offset by an increase in earnings from bank-owned life insurance.

During the three months ended September 30, 2014, gain on sale of securities totaled $88,000 compared to no gain for the same period in 2013. During the nine months ended September 30, 2014, gain on sale of securities totaled $88,000 compared to $359,000 for the same period in 2013. Gain on sale of loans totaled $206,000 for the three months ended September 30, 2014 compared to $57,000 for the comparable period in 2013. Gain on sale of loans totaled $418,000 for the nine months ended September 30, 2014 compared to $490,000 for the comparable period in 2013. We experienced a loss of $75,000 on the sale of a building during the nine months ended September 30, 2014 compared to no such loss in the same period in 2013. We experienced a gain on the sale of foreclosed assets of $40,000 during the three months ended September 30, 2014 compared to a loss of $32,000 during the comparable period in 2013. Loss on the sale of foreclosed assets totaled $157,000 during the nine months ended September 30, 2014 compared to a gain of $4,000 during the comparable period in 2013. Earnings on bank-owned life insurance increased to $117,000 for the three months ended September 30, 2014 from $70,000 for the same period in 2013. Earnings on bank-owned life insurance increased to $261,000 for the nine months

47.

FIRST CLOVER LEAF FINANCIAL CORP.

ended September 30, 2014 from $182,000 for the same period in 2013 due to additional bank-owned life insurance purchases of $6.0 million.

Non-interest expense. Non-interest expense increased to $3.5 million for the three months ended September 30, 2014 from $3.3 million for the same period in 2013. The increase was due primarily to an increase in compensation and employee benefits, and increases in occupancy expense and professional fees, partially offset by a reduction in foreclosed asset related expenses. Non-interest expense increased to $10.5 million for the nine months ended September 30, 2014 from $9.6 million for the same period in 2013. The increase was primarily due to the same factors described above for the three months ended September 30, 2014, in addition to an increase in other expenses.

Compensation and employee benefits increased to $1.8 million for the three months ended September 30, 2014 from $1.5 million for the same period in 2013. Compensation and employee benefits increased to $5.4 million for the nine months ended September 30, 2014 from $4.6 million for the same period in 2013. The increases were primarily due to normal merit increases and increased staffing levels necessary to support our growth and strategy.

Occupancy expense increased to $420,000 for the three months ended September 30, 2014 compared to $343,000 for the comparable period in 2013. Occupancy expense increased to $1.2 million for the nine months ended September 30, 2014 compared to $1.0 million for the comparable period in 2013. The increases were primarily due to incurring higher snow removal expenses, additional software expenses for new products, new rent expense for the loan production office opened in January 2014, relocation expenses, additional facility expenses for a branch office that opened in July 2014, and increased property repairs compared to the nine months ended September 30, 2013.

Professional fees increased to $171,000 for the three months ended September 30, 2014 compared to $105,000 for the same period in 2013. Professional fees increased to $471,000 for the nine months ended September 30, 2014 compared to $317,000 for the same period in 2013. The increases were primarily due to increased legal fees and consulting fees.

Foreclosed asset related expenses decreased to $63,000 for the three months ended September 30, 2014 compared to $283,000 for the comparable period in 2013. Foreclosed asset related expenses decreased to $320,000 for the nine months ended September 30, 2014 compared to $708,000 for the comparable period in 2013. The decrease was due to the Company incurring less property value write-downs on foreclosed properties in 2014.

Other expenses increased to $1.8 million for the nine months ended September 30, 2014 compared to $1.6 million for the same period in 2013. The increase was due to higher expenses in several categories. The largest category increase was $61,000 for deposit account expenses related to a new deposit promotion program.

Income taxes. Income tax expense increased to $545,000 for the three months ended September 30, 2014 from $351,000 for the same period in 2013. The increase was primarily due to a higher level of pre-tax income for the 2014 period. Income tax expense decreased to $1.0 million for the nine months ended September 30, 2014 from $1.3 million for the same period in 2013. The decrease was primarily due to a lower level of pre-tax income and an increased level of tax exempt income for the 2014 period.

48.

FIRST CLOVER LEAF FINANCIAL CORP.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2014 and December 31, 2013, $76.3 million and $84.7 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the FHLB.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements under Item 1 of Part I of this 10-Q.

Our primary investing activities are the origination of loans and the purchase of investment securities. Loan originations exceeded principal collections on loans by $19.2 million for the nine months ended September 30, 2014, compared to principal collections exceeding loan originations by $24.5 million for the nine months ended September 30, 2013. Cash received from calls, maturities, and principal repayments of available-for-sale investment securities totaled $28.7 million and $19.7 million for the nine months ended September 30, 2014 and 2013, respectively. We purchased $21.1 million and $54.5 million of available-for-sale investment securities during the nine months ended September 30, 2014 and 2013, respectively. The security purchases made during 2014 were to maintain the portfolio size by offsetting the calls and maturities also occurring during that time compared to growing the portfolio and offsetting calls and maturities in the prior year. During the nine months ended September 30, 2014, we received proceeds of $2.8 million from the sale of available-for-sale investment securities compared to $9.0 million during the same period in 2013. Purchases of property and equipment totaled $1.3 million and $180,000 for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, we purchased $6.0 million of bank-owned life insurance compared to $3.0 million during the same period in 2013.

Deposit flows are generally affected by market interest rates, products offered by local competitors, and other factors. Net deposits increased by $23.9 million and $61.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. We had $9.0 million and $14.0 million of advances from the FHLB at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, we had additional available credit of approximately $73.1 million. Additionally, we may sell investment securities under agreements to repurchase (commonly referred to as “repurchase agreements”) if we require additional liquidity. At September 30, 2014 our repurchase agreements totaled $14.3 million, down from $26.8 million at December 31, 2013.

The Bank is required to maintain certain minimum capital requirements under OCC regulations. Failure by a national bank to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the capital adequacy guidelines and regulatory framework for prompt

49.

FIRST CLOVER LEAF FINANCIAL CORP.

corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. As of September 30, 2014, under regulatory standards, the Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

The Bank’s actual capital amounts and ratios are presented in the following table.

As of September 30, 2014
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$66,897,000	10.78%	$24,786,000	4.00%	$30,982,000	5.00%

Tier I Capital to Risk Weighted Assets	66,897,000	16.11%	16,608,000	4.00%	24,913,000	6.00%

Total Capital to Risk Weighted Assets	70,708,000	17.03%	33,217,000	8.00%	41,521,000	10.00%

The Company’s actual consolidated capital amounts and ratios are presented in the following table:

As of September 30, 2014

	Actual
	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$64,652,000	10.05%

Tier I Capital to Risk Weighted Assets	64,652,000	15.56%

Total Capital to Risk Weighted Assets	72,463,000	17.44%

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital.  A number of instruments that now generally qualify as Tier 1 capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management is continuing to assess the effect the Basel III Rules may have on the Company’s and the Bank’s capital positions and will monitor developments in this area. At present, management concludes that its current capital structure and the execution of its capital plan will be sufficient to meet and exceed the revised regulatory capital ratios as required by the new Basel III Rules.

50.

FIRST CLOVER LEAF FINANCIAL CORP.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company is a party to credit-related financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, as described further below. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at September 30, 2014 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments

Commitments to extend credit	$17,310,990	$57,519,367	$74,830,357	3.15% - 18.00%
Standby letters of credit	2,216,045	300,765	2,516,810	3.50% - 6.00%

Loans sold to the FHLB under the Mortgage Partnership Finance (“MPF”) program are sold with recourse. The Bank has an agreement to sell residential loans of up to $131.0 million to the FHLB, of which approximately $72.2 million had been sold as of September 30, 2014. As a part of the agreement, the Bank had a maximum credit enhancement of $1.2 million at September 30, 2014. The Company intends to continue originating and selling mortgage loans while retaining the servicing of the loans. In addition to the MPF program, the Company currently has a relationship to sell loans to Fannie Mae. These loans are also sold with recourse. The Company has a recourse liability reserve established. Since the Company has no loss experience at this time, we utilized the current Fannie Mae loss history rates in the calculation of our reserve.

51.

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

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of June 30, 2014. The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value (“NPV”). The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 400 basis points or decreases of 100 points in 100 basis point increments. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest” column.

The tables below set forth, as June 30, 2014 and December 31, 2013, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

June 30, 2014
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates	NPV	Amount	Percent	NPV Ratio	Change

+400 bp	$57,906	$(23,571)	(29)%	10.12%	(261) bp
+300 bp	66,582	(14,895)	(18)	11.32	(141) bp
+200 bp	72,788	(8,689)	(11)	12.02	(71) bp
+100 bp	77,917	(3,560)	(4)	12.52	(21) bp
0 bp	81,477	-	-	12.73	0 bp
-100 bp	84,902	3,425	4	13.06	33 bp

52.

FIRST CLOVER LEAF FINANCIAL CORP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Continued)

December 31, 2013
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates	NPV	Amount	Percent	NPV Ratio	Change

+400 bp	$59,863	$(19,708)	(25)%	10.68%	(208) bp
+300 bp	67,556	(12,015)	(15)	11.73	(103) bp
+200 bp	73,434	(6,137)	(8)	12.39	(37) bp
+100 bp	78,174	(1,397)	(2)	12.84	8 bp
— bp	79,571	—	—	12.76	— bp
-100 bp	84,224	4,653	6	13.25	49 bp

The 2014 table above indicates that at June 30, 2014 in the event of a 100 basis point decrease in interest rates, we would experience a 4% increase in the net portfolio value. In the event of a 400 basis point increase in interest rates, we would experience a 29% decrease in the net portfolio value. Management does not believe that the Company’s primary market risk exposures at September 30, 2014, and how those exposures were managed during the three months ended September 30, 2014, have changed materially when compared to the immediately preceding quarter ended June 30, 2014. However, the Company’s primary market risk exposure has not yet been quantified at September 30, 2014 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

53.

FIRST CLOVER LEAF FINANCIAL CORP.

PART II - Other Information

Item 1 - Legal Proceedings.

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their properties is subject other than ordinary routine litigation incidental to their respective businesses.

Item 1A – Risk Factors.

Not required.

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
101:

The following financial statements as of and for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

54.

FIRST CLOVER LEAF FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE:	November 14, 2014	BY:	/s/ P. David Kuhl
P. David Kuhl,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald
Darlene F. McDonald,
Executive Vice-President and Chief Financial Officer

55.