Form 10-K
period 2014-12-31
First Clover Leaf Financial Corp.
filed 2015-03-31
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of June 30, 2014 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2014 ($9.89 per share) was $57.4 million.

As of March 15, 2015, there were 7,007,283 shares issued and outstanding of the Registrant’s Common Stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2015 Annual Meeting of Stockholders (Parts II and III).
2.	Portions of Annual Report to Stockholders for the year ended December 31, 2014 (Part II).

PART I

ITEM 1.          BUSINESS

Forward-Looking Statements

When used in this Annual Report, the words or phrases “will,” “are expected to,” “we believe,” “should,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, but not limited to, (i) changes in general economic conditions, either nationally or in our market areas, that are worse than expected; (ii) competition among depository and other financial institutions; (iii) inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; (iv) adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including Basel III, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations issued thereunder; (v) our ability to enter new markets successfully and capitalize on growth opportunities; (vi) our ability to successfully integrate acquired entities, if any; (vii) changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board; (viii) changes resulting from shutdowns of the federal government; (ix) changes in our organization, compensation and benefit plans; (x) changes in our financial condition or results of operations that reduce capital available to pay dividends; and (xi) changes in the financial condition or future prospects of issuers of securities that we own, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements, which only speak as of the date made.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

First Clover Leaf Financial Corp. (the “Company” or “First Clover Leaf”) is a Maryland corporation that was incorporated in March 2006 and was formed by our predecessor company, First Federal Financial Services, Inc., in connection with the “second-step” conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank, a former Illinois state bank headquartered in Edwardsville, Illinois. The second-step conversion, stock offering and acquisition of Clover Leaf Financial Corp. were consummated in July 2006. As a result of these transactions, Clover Leaf Financial Corp. was merged with and into First Clover Leaf and Clover Leaf Bank was merged with and into our wholly owned subsidiary, First Federal Savings and Loan Association of Edwardsville, which was renamed First Clover Leaf Bank (the “Bank”). In August 2014, the Bank converted from a federal savings and loan association to a nationally chartered bank.

Our principal asset is our ownership of 100% of the outstanding common stock of First Clover Leaf Bank, a nationally-chartered community bank.

At December 31, 2014, we had total consolidated assets of $607.6 million, net loans of $400.9 million, total deposits of $510.3 million and stockholders’ equity of $77.1 million. We had net income of $3.8 million for the year ended December 31, 2014.

Our headquarters are located at 6814 Goshen Road, Edwardsville, Illinois 62025, and our telephone number is (618) 656-6122.

Our website address is www.firstcloverleafbank.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K. Our website contains a direct link to our filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Copies may also be obtained, without charge, by written request to Secretary, First Clover Leaf Financial Corp., PO Box 540, Edwardsville, Illinois 62025.

First Clover Leaf Bank

General

We conduct our business through our six branch offices located in Edwardsville, Wood River, Highland, and Swansea, Illinois. Our principal business consists of attracting retail deposits from the general public in the areas surrounding our office locations and investing those deposits, together with funds generated from operations, primarily in one-to-four family residential real estate loans, multi-family real estate loans, commercial real estate loans, construction and land loans, commercial business loans and consumer loans, and in investment securities. Our revenues are derived principally from interest on loans and securities. Our primary sources of funds are deposits and principal and interest payments on loans and securities. In August 2014, the Bank converted from a federal savings and loan association to a nationally chartered bank.

Competition

We face intense competition within our market area both in making loans and attracting deposits. The City of Edwardsville and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as trust services. Based on Federal Deposit Insurance Corporation (the “FDIC”) data as of June 30, 2014 (the latest date for which information is available), our market share of deposits was 11.4% of all FDIC-insured deposits in Madison County, making us the second largest institution out of 26 institutions located in Madison County by deposit size as of that date. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

We operate in a primarily suburban market area that has a stable population and household base. The 2013 U.S. Census Update Report (the latest report available) indicated that the population of Madison County decreased 0.8% to 267,225, from 2010 until 2013, while the population of the City of Edwardsville increased 1.5% to 24,663 from 2010 to 2013. As of 2013, the median household income for Madison County was $50,952. This compares to a median household income of $54,107 and $51,314 for the state of Illinois and the United States, respectively.

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

Lending Activities

Historically, our principal lending activity included the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential property and the origination of multi-family loans. As a national bank, we are now, in addition to these segments, focusing our efforts on the origination of commercial real estate loans, construction and land loans, and commercial business loans.

Commercial real estate loans represented $129.4 million, or 31.9% of our loan portfolio at December 31, 2014. One-to-four family residential real estate mortgage loans represented $117.6 million, or 29.0%, of our loan portfolio at December 31, 2014. We offer commercial business loans, and these loans represented $74.0 million, or 18.2% of our loan portfolio, at December 31, 2014. Our multi-family loans represented $41.4 million, or 10.2% of our loan portfolio at December 31, 2014. We offer construction and land loans secured by single-family properties and residential subdivisions. Construction and land loans represented $28.6 million, or 7.0%, of our loan portfolio at December 31, 2014. We also originate consumer loans, including home equity loans and automobile loans, which totaled $15.3 million, or 3.7% of our loan portfolio at December 31, 2014.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$117,592	29.0%	$118,885	31.4%	$112,351	28.0%	$115,540	29.2%	$120,609	30.7%
Multi-family	41,392	10.2	40,262	10.7	42,203	10.5	39,482	10.0	25,321	6.4
Commercial real estate	129,415	31.9	120,839	32.0	138,767	34.6	128,657	32.6	130,031	33.1
Construction and land	28,591	7.0	12,848	3.4	22,767	5.7	42,467	10.7	42,915	10.9
Total real estate loans	316,990	78.1	292,834	77.5	316,088	78.8	326,146	82.5	318,876	81.1

Commercial business	73,985	18.2	71,940	19.0	71,251	17.8	48,677	12.3	51,750	13.2

Consumer Loans:
Home equity	13,524	3.3	11,713	3.1	12,062	3.0	19,140	4.8	20,958	5.3
Automobile and other	1,772	0.4	1,526	0.4	1,463	0.4	1,414	0.4	1,655	0.4
Total consumer loans	15,296	3.7	13,239	3.5	13,525	3.4	20,554	5.2	22,613	5.7

Total gross loans	406,271	100.0%	378,013	100.0%	400,864	100.0%	395,377	100.0%	393,239	100.0%

Deferred loan origination costs (fees), net	194		147		(50)		47		57
Allowance for loan losses	(5,561)		(5,591)		(5,945)		(7,789)		(5,728)

Total loans, net	$400,904		$372,569		$394,869		$387,635		$387,568

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014.

	One-to-Four Family		Multi-Family		Commercial Real Estate		Construction and Land(2)
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31, 2015(1)	$9,879	4.90%	$3,113	4.92%	$27,536	4.87%	$6,600	4.49%
2016 to 2019	29,748	4.69	25,933	4.19	62,531	4.66	15,087	3.86
2020 and beyond	77,965	4.08	12,346	4.12	39,348	3.93	6,904	3.21

Total	$117,592	4.30%	$41,392	4.22%	$129,415	4.48%	$28,591	3.85%

	Commercial Business		Home Equity		Other Consumer		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31, 2015(1)	$27,525	4.08%	$2,113	4.69%	$346	6.14%	$77,112	4.56%
2016 to 2019	22,915	4.17	9,850	4.23	1,260	4.55	167,324	4.43
2020 and beyond	23,545	3.45	1,561	6.86	166	3.34	161,835	3.94

Total	$73,985	3.91%	$13,524	4.61%	$1,772	4.75%	$406,271	4.26%

(1)	Includes demand loans, loans having no stated repayment schedule or maturity, overdraft loans and loans in process of renewal.
(2)	Includes land acquisition loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$105,254	$2,459	$107,713
Multi-family	38,098	181	38,279
Commercial real estate	97,961	3,918	101,879
Construction and land	21,468	523	21,991
Total real estate loans	262,781	7,081	269,862

Commercial business	43,958	2,502	46,460

Consumer Loans:
Home equity	2,223	9,188	11,411
Automobile and other	1,426	-	1,426
Total consumer loans	3,649	9,188	12,837

Total loans	$310,388	$18,771	$329,159

One-to-Four Family Real Estate Loans. As of December 31, 2014, one-to-four family residential loans totaled $117.6 million, or 29.0% of our total loan portfolio. These loans are predominately collateralized by properties located in our primary market area. Virtually all of our residential real estate loans have fixed rates of interest primarily because our customers prefer fixed-rate mortgage loans in the continuing low interest rate environment. We generally sell most of the conforming, fixed-rate loans that we originate, but we generally retain the servicing rights on these loans. At December 31, 2014, we were servicing $113.2 million in loans for others.

We currently offer one-to-four family residential mortgage loans with terms of 10, 15, 20, and 30 years. Our 10-year balloon loans provide for principal and interest amortization of up to 30 years with a balloon payment at the end of the term. All of our loans with terms of 15 years or greater amortize over the term of the loan.

For one-to-four family first mortgage residential real estate loans, we may generally lend up to 80% of the property’s appraised value, or up to 90% of the property’s appraised value if the borrower obtains private mortgage insurance. We require title insurance on all of our one-to-four family first mortgage loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to at least the lesser of the loan balance or the replacement cost of the improvements on the property. We require a property appraisal for all mortgage loans that are underwritten to comply with secondary market standards. Appraisals are conducted by independent or in-house licensed appraisers from a list approved by our board of directors. Our residential real estate loans include “due-on-sale” clauses.

We do not originate, sell, or place any loans in our loan portfolio that are considered sub-prime or Alt-A.

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled $41.4 million, or 10.2%, of our total loan portfolio at December 31, 2014. Multi-family real estate loans generally are secured by apartment buildings and rental properties. The majority of our multi-family real estate loans are secured by properties located within our lending area. At December 31, 2014, our largest multi-family real estate loan relationship had a principal balance of $8.6 million, and the loans were secured by apartment buildings. At December 31, 2014 these loans were performing in accordance with their repayment terms. Multi-family real estate loans generally are offered with interest rates that adjust after one, three or five years. The majority of these loans either float with the prime rate or they are fixed balloon loans.

We consider a number of factors in originating multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans are generally originated in amounts up to 85% of the lower of the sale price or the appraised value of the mortgaged property securing the loan. All multi-family real estate loans over $250,000 are appraised by independent or in-house licensed appraisers approved by the board of directors. All multi-family real estate loans below $250,000 must either have an independent or in-house licensed appraisal or valuation.

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

Commercial Real Estate Loans. Loans secured by commercial real estate totaled $129.4 million, or 31.9% of our total loan portfolio as of December 31, 2014. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties, and more specialized properties such as churches and schools. We originate commercial real estate loans generally with a typical term of five years with balloon payments. These loans generally amortize over 15 to 25 years. We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate. Our largest commercial real estate loan at December 31, 2014 had a principal balance of $6.5 million and was secured by an educational facility located in St. Louis County, Missouri. This loan was performing in accordance with its repayment terms as of December 31, 2014.

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

In our underwriting of commercial real estate loans, we may generally lend up to 85% of the property’s appraised value. We require independent or in-house licensed appraisals for all commercial real estate loans in excess of $250,000. For loans that do not exceed this amount, we utilize a valuation. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt service. In evaluating whether to make a commercial real estate loan, we place primary emphasis on the ratio of net cash flow to debt service on the property, and we generally require a ratio of cash flow to debt service of at least 120%, computed after deduction for a vacancy factor and property expenses we deem appropriate.

We require title insurance on all of our commercial real estate loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained. In addition, we generally require that the borrower personally guarantee the repayment of the loan.

Construction and Land Loans. As of December 31, 2014, construction and land loans totaled $28.6 million, or 7.0%, of our total loan portfolio. This portfolio consists of construction/speculative loans, construction/permanent loans and land development loans.

Construction/speculative loans are made to area homebuilders or developers who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either the Bank or another lender. The homebuyer may enter into a purchase contract either during or after the construction period. These loans have the risk that the builder will have to make interest and principal payments on the loan, and finance real estate taxes and other holding costs of the completed home or lot for a significant time after the completion of construction. Funds are disbursed in phases as construction is completed. All construction/speculative loans typically require that the builder-borrower personally guarantee the full repayment of the principal and interest on the loan and make interest payments during the construction phase. These loans are generally originated for a term of 12 months, with interest rates that are tied to the prime lending rate. The Bank recognizes the relative increased risk element for these types of loans and therefore generally observes a loan-to-value ratio of no more than 80% of the lower of cost or the estimated value of the completed property. In addition, we generally limit the number of our construction/speculative loans per borrower based on their available liquidity.

Construction/permanent loans are generally made to either a homebuilder or a homeowner who, at the time of construction, has a signed contract together with a commitment for permanent financing from the Bank or another lender for the finished home. The construction phase of a loan for a one-to-four family, owner-occupied property generally lasts up to six months with loan-to-value ratios of up to 80% (or up to 90% if the borrower obtains private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. Following the initial six-month period, construction/permanent loans convert to permanent loans, regardless of whether the construction phase has been completed.

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

We also originate land development loans to area homebuilders that are secured by individual unimproved or improved residential building lots. Land loans are generally offered with variable prime-based interest rates with terms of up to two years. The general loan-to-value ratio is 75% of the lower of cost or appraised value of the property. At December 31, 2014, the largest construction and land loan relationship had a principal balance of $6.5 million and was secured by commercial real estate. The loan was performing in accordance with the repayment terms.

Commercial Business Loans. We offer commercial business loans to customers in our market area. Some of these loans are secured in part by additional real estate collateral. We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans are generally for less than five years. Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate. At December 31, 2014, we had commercial business loans outstanding with an aggregate balance of $74.0 million, or 18.2%, of the total loan portfolio. As of December 31, 2014, our largest commercial business loan customer had a principal balance of $6.9 million. The loans were secured primarily by a floor plan for new and used vehicles located in our primary market area. The loans were performing in accordance with their repayment terms as of December 31, 2014.

We have continued our emphasis on the origination of commercial business lending. These loans tend to have higher rates of interest and are more sensitive than other loan categories to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently. In addition, commercial business lending gives us greater access to commercial borrowers that may open transactional checking accounts with the Bank.

Commercial credit decisions are based upon a complete credit review of the borrower. A determination is made as to the borrower’s ability to repay in accordance with the proposed terms as well as an overall assessment of the credit risks involved. Personal guarantees of borrowers are generally required. In evaluating a commercial business loan, we consider debt service capabilities, actual and projected cash flows and the borrower’s inherent industry risks. Credit agency reports of an individual borrower’s or guarantor’s credit history as well as bank checks and trade investigations supplement the analysis of the borrower’s creditworthiness. Collateral supporting a secured transaction is also analyzed to determine its marketability and liquidity. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

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

Consumer Loans. Our consumer loans consist primarily of home equity lines of credit, automobile loans, loans secured by deposits and securities, and unsecured personal loans. As of December 31, 2014, consumer loans totaled $15.3 million, or 3.7%, of our total loan portfolio.

At December 31, 2014, home equity lines of credit totaled $13.5 million, or 3.3%, of total loans. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residential properties. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 90% (including senior liens on the subject property). We currently offer these loans for terms of up to five years and with adjustable rates that are tied to the prime lending rate. To date, we are seeing minimal stress in our home equity portfolio or signs of material default risks. We review reports periodically of the higher advanced credit lines and look at payment patterns and advance patterns in an effort to detect potential problems.

Automobile loans are generally offered with maturities of up to 72 months for new automobiles, while loans secured by used automobiles have maximum terms that vary depending on the age of the automobile. We require all borrowers to maintain collision insurance on automobiles securing loans in excess of $1,000, with the Bank listed as loss payee. In those instances where the borrower fails to maintain adequate insurance coverage, we are further protected against loss through a third-party policy insurance coverage. Our automobile loan portfolio totaled $1.8 million, or 0.4%, of total loans at December 31, 2014.

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

Our procedures for underwriting consumer loans include an assessment of the borrower’s credit history and ability to meet other existing debt obligations, as well as payments of principal and interest on the proposed loans. The stability of the borrower’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although the borrower’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount. We require either an independent or in-house licensed appraisal or valuation for all consumer loans in excess of $50,000 if secured by real estate.

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

Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand. Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period. One-to-four family residential mortgage loans are generally underwritten to conform to Fannie Mae seller/servicer guidelines, and are currently originated primarily on a fixed interest rate basis. We generally sell most of our conforming, fixed-rate, one-to-four family loans that we originate with servicing rights retained, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $113.2 million of loans for others. In 2014, we originated $17.8 million in one-to-four family residential mortgage loans and received proceeds of $18.3 million from the sale of residential loans to Fannie Mae.

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

Loans to One Borrower. At December 31, 2014, the maximum amount that the Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $10.9 million. In addition, the Supplemental Lending Limit Program under the Office of the Comptroller of the Currency (the “OCC”) allows a national bank to make residential real estate loans, small business loans, or small farm loans in the lesser of the following two amounts: (1) 10% of the bank’s capital and surplus; or (2) the percentage of its capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for any such residential real estate, small business, small farm loans, or any unsecured loans in the state where the main office of the national bank is located. The largest lending relationship with the Bank at December 31, 2014 was in accordance with these supplemental terms and totaled $11.9 million. This relationship consisted of a floor plan for new and used vehicles, a real estate loan for a commercial building, and a separate commercial loan. These loans were performing in accordance with their repayment terms as of December 31, 2014.

Appraisal Policies. In general, we obtain appraisals for new loan originations in excess of $250,000 secured by real estate. For reasons of safety and soundness, we may also require an appraisal for loan originations under the $250,000 threshold. The regulations also permit us to obtain an appropriate evaluation under certain circumstances. Appraisals are conducted by independent or in-house licensed appraisers from a list approved by our board of directors. We also request a new appraisal on a renewing loan if the credit appears to be distressed or the market has had significant changes and we do not feel that we can properly assess the value from our own resources. We also subscribe to a service that provides access to current property listings and sales on single family residences which allows access to comparative sales prices. We obtain a new appraisal on a commercial property when a borrower is experiencing cash flow difficulties which appear to be more than temporarily impaired and we do not feel that we have the resources necessary to properly assess the situation. In addition, if we determine that it is necessary to foreclose on a property, we obtain a new appraisal.

Asset Quality

Loan Delinquencies and Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to correct the delinquency and restore the loan to a current status. We send a borrower a reminder notice 15 days after an account becomes delinquent, and our employees are authorized to use their discretion whether direct telephone contact is required at that time. If the borrower does not remit the entire payment due by the end of the month, we try to make direct contact with the borrower to arrange a payment plan. If a satisfactory payment plan is not established within 60 days of a delinquency, we send a demand letter to the borrower. If a satisfactory payment plan has not been arranged within 90 days following a delinquency, we may instruct our attorneys to institute foreclosure proceedings depending on the loan-to-value ratio or our relationship with the borrower. Foreclosed property is held as other real estate owned.

Our policies require that management continuously monitor the status of the loan portfolio and report to the board of directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and our actions and plans to cure the delinquent status of the loans and to dispose of any real estate acquired through foreclosure.

During 2014, the Company experienced a decline in our non-performing and impaired loans along with a decrease in our foreclosed assets. Detailed information concerning the Company’s non-performing and impaired loans is described in the paragraphs that follow. Overall, the loans that would be classified as high risk loans by the Company are very limited in number and in value. The Company does not originate subprime loans and holds a very small number and dollar value of adjustable rate mortgage products. The Company does hold some junior lien mortgages and high loan-to-value ratio mortgages; however, they total an immaterial portion of its loan portfolio. The Company is reviewing these loans regularly and has not seen any increase in the delinquency trends for these loans. As commercial loans mature and requests for renewals are processed, either a new appraisal is obtained or the Company performs an internal valuation of the collateral based on comparable sales. Additionally, the original appraisal is discounted if the Company believes it is warranted.

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

Non-Performing and Impaired Loans and Other Non-Performing Assets. At December 31, 2014, our total non-performing and impaired loans and other non-performing assets were $10.6 million compared to $12.8 million at December 31, 2013. At December 31, 2014, the Company’s non-accrual loans decreased $1.7 million to $4.7 million from $6.4 million at December 31, 2013.

At December 31, 2014, the Bank had two relationships classified as non-accrual with a balance in excess of $1.0 million. The largest credit is a $1.4 million credit secured by a subdivision development. The credit was placed on non-accrual status during the three months ended March 31, 2013. The development has experienced very limited lot sales, and the cash flow was not sufficient to cover the principal and interest. Lot sales have increased over the past quarter and currently we believe the collateral is sufficient to cover the outstanding loan balance. The second non-accrual relationship is a $1.3 million credit to a real estate investor. This credit was placed on non-accrual status in 2012. The investor has experienced cash flow difficulties due to higher vacancy rates and the need for property repairs. Since being placed on non-accrual, $1.0 million in pay-downs from the sale of collateral has been received on this relationship, and a charge-off of $483,000 was recorded in June 2013, all of which was previously reserved. A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale. The borrower has signed a forbearance agreement with the Bank to aid in selling some of the properties to further reduce the debt. We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.

In addition to the non-accrual loans discussed above, we may have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration or restructured status. This allows us to individually evaluate them for our allowance for loan losses. At December 31, 2014, there were seven credits in this classification with a total balance of $2.0 million. The largest loan in this classification at December 31, 2014 is a $504,000 credit to a real estate investor that has experienced cash flow shortfalls. The loan was restructured to allow the creditor to improve the cash flow. The loan was performing in accordance with the restructured terms at December 31, 2014. In comparison, there were four loans that met this classification at December 31, 2013 with a total balance of $788,000.

The following table presents a summary of our past-due loans as of December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013

Loans 30-59 Days Past Due	$985,335	$692,010
Loans 60-89 Days Past Due	192,060	116,090
Loans 90 or more Days Past Due	486,126	733,740
Total Past Due Loans	$1,663,521	$1,541,840

Past due balances increased $200,000, from $1.5 million at December 31, 2013 to $1.7 million at December 31, 2014. The category with the largest increase was the 30-59 day category, with the majority of that balance being one-to-four family residential loans.

The allowance for loan losses to non-performing and impaired loans ratio increased to 82.76% at December 31, 2014 compared to 77.28% at December 31, 2013. The increase in this ratio is primarily the result of a decline in non-performing and impaired loans to $6.7 million at December 31, 2014 compared to $7.2 million at December 31, 2013, as well as a slight increase in the allowance for loan losses. The allowance for loan losses to total loans decreased to 1.37% at December 31, 2014 compared to 1.50% at December 31, 2013. The decrease is due to an increase in loan balances.

At December 31, 2014, the Bank had seven properties classified as foreclosed assets valued at $3.9 million, which was a decrease of $1.7 million from December 31, 2013. The collateral on these properties consists of farmland, two residential lot developments, a commercial development, and three single-family residences. All of these properties were transferred into foreclosed assets at cost or the property’s fair value, less estimated costs of disposal, at the date of foreclosure. Initial valuation adjustments, if any, are charged against the allowance for loan losses. The properties are evaluated on a non-recurring basis to verify that the recorded amount is supported by its current fair value.

The table below sets forth the amount and categories of our non-performing and impaired loans and other non-performing assets at the dates indicated. At December 31, 2014, 2013, 2012, 2011 and 2010, we had loans of approximately $5.7 million, $6.2 million, $8.9 million, $9.3 million and $250,000, respectively, that were classified as troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) which are considered to be impaired loans.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
One-to-four family	$589	$1,671	$2,087	$1,203	$2,951
Multi-family	1,341	2,100	3,006	1,120	506
Commercial real estate	1,242	1,389	3,466	762	1,698
Construction and land	1,432	1,141	2,456	7,690	6,612
Commercial business	25	-	260	250	31
Consumer	48	145	196	142	451
Total non-accrual loans	4,677	6,446	11,471	11,167	12,249

Accruing loans delinquent 90 days or more:
One-to-four family	-	-	183	405	81
Commercial business	-	-	26	-	12
Total accruing loans delinquent 90 days or more	-	-	209	405	93

Total non-performing loans	4,677	6,446	11,680	11,572	12,342

Other impaired loans:
One-to-four family	678	49	-	923	1,016
Multi-family	-	-	-	2,521	1,359
Commercial real estate	1,025	589	-	2,595	3,410
Construction and land	207	-	-	155	371
Commercial business	116	132	-	1,314	604
Consumer	17	18	-	509	519
Total other impaired loans	2,043	788	-	8,017	7,279

Total non-performing and impaired loans	6,720	7,234	11,680	19,589	19,621

Foreclosed assets:
One-to-four family	20	635	782	1,157	440
Multi-family	-	118	-	-	-
Commercial real estate	31	692	826	755	854
Construction and land	3,837	4,132	4,898	3,911	2,550
Total foreclosed assets	$3,888	$5,577	$6,506	$5,823	$3,844

Total non-performing and impaired assets	$10,608	$12,811	$18,186	$25,412	$23,465

Ratios:
Non-performing and impaired loans to total loans	1.65%	1.94%	2.96%	5.05%	5.06%
Non-performing and impaired assets to total assets	1.75%	2.06%	3.03%	4.52%	4.08%

For the year ended December 31, 2014, $235,719 of gross interest income would have been recorded had our non-accruing loans (including those identified as troubled debt restructurings) been current in accordance with their original terms. We recorded $4,254 of income on such loans for the year ended December 31, 2014.

For the year ended December 31, 2014, $201,194 of gross interest income would have been recorded had our troubled debt restructured loans been current in accordance with their original terms. We recorded $4,254 of income on such loans for the year ended December 31, 2014.

At December 31, 2014, we had no loans which were not already classified as non-accrual, 90 days past due, or impaired, with known information about possible credit problems of the borrower, that caused management to have serious concerns and would have resulted in disclosure as non-accrual, 90 days past due, or impaired.

Foreclosed Assets. Foreclosed assets consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2014, we held seven properties as foreclosed assets with a total value of $3.9 million.

Classification of Assets. Our policies, consistent with regulatory guidelines, require that we classify loans and other assets, such as securities, that are considered to be of lesser quality, as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectable and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management.

General allowances represent loss allowances that have been established to recognize the probable incurred risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as impaired, we establish a specific allowance for losses equal to the difference between the current outstanding loan balance and the value of the collateral securing the loan. Our determination as to the classification of assets and the amount of valuation allowances is subject to review by regulatory agencies, which can order the establishment of additional loss allowances. All loans classified as doubtful are also classified as impaired. Loans classified as substandard may also be classified as impaired if it is probable the borrower will not be able to meet the contracted terms. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulatory guidelines and accounting principles generally accepted in the United States of America.

On the basis of management’s review of our assets, at December 31, 2014, we had classified $8.1 million of our assets as substandard, of which $6.7 million were also impaired, and $157,000 as doubtful.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014
One-to-four family	3	$167	8	$408	11	$575
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	2	30	2	30
Construction and land	-	-	-	-	-	-
Commercial business	1	25	-	-	1	25
Consumer	-	-	2	48	2	48
Total	4	$192	12	$486	16	$678

At December 31, 2013
One-to-four family	2	$116	7	$674	9	$790
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	1	30	1	30
Construction and land	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Consumer	-	-	1	30	1	30
Total	2	$116	9	$734	11	$850

At December 31, 2012
One-to-four family	7	$578	16	$1,811	23	$2,389
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	2	535	2	535
Construction and land	-	-	2	375	2	375
Commercial business	-	-	4	287	4	287
Consumer	3	39	3	55	6	94
Total	10	$617	27	$3,063	37	$3,680

At December 31, 2011
One-to-four family	1	$50	18	$947	19	$997
Multi-family	-	-	1	236	1	236
Commercial real estate	1	1,746	4	762	5	2,508
Construction and land	1	229	5	7,130	6	7,359
Commercial business	1	127	3	194	4	321
Consumer	3	124	2	142	5	266
Total	7	$2,276	33	$9,411	40	$11,687

At December 31, 2010
One-to-four family	4	$281	12	$1,567	16	$1,848
Multi-family	-	-	3	506	3	506
Commercial real estate	4	217	4	1,201	8	1,418
Construction and land	-	-	9	6,147	9	6,147
Commercial business	-	-	2	43	2	43
Consumer	2	56	3	367	5	423
Total	10	$554	33	$9,831	43	$10,385

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended
	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of year	$5,591	$5,945	$7,789	$5,728	$6,317

Charge -offs:
One-to-four family	(263)	(550)	(263)	(421)	(268)
Multi-family	-	(482)	-	(228)	(429)
Commercial real estate	(2)	(217)	(576)	(379)	(870)
Construction and land	-	-	(2,123)	(1,754)	(637)
Commercial business	(190)	(141)	(650)	(483)	(1,020)
Consumer	(44)	(38)	(94)	(105)	(86)
Total charge-offs	(499)	(1,428)	(3,706)	(3,370)	(3,310)

Recoveries:
One-to-four family	466	17	2	37	-
Multi-family	-	-	34	-	-
Commercial real estate	-	205	235	8	148
Construction and land	230	302	22	72	-
Commercial business	13	59	18	22	-
Consumer	10	6	1	-	-
Total recoveries	719	589	312	139	148

Net recoveries (charge-offs)	220	(839)	(3,394)	(3,231)	(3,162)
Provision (credit) for loan losses	(250)	485	1,550	5,292	2,573

Balance at end of year	$5,561	$5,591	$5,945	$7,789	$5,728

Ratios:
Net (recoveries) charge-offs to average loans outstanding	(0.06)%	0.22%	0.85%	0.82%	0.78%
Allowance for loan losses to non-performing and impaired loans	82.76%	77.28%	50.89%	39.76%	29.19%
Allowance for loan losses to total loans	1.37%	1.50%	1.51%	2.01%	1.48%

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

In addition, the OCC, as an integral part of its examination process, periodically reviews our loan portfolio and the related allowance for loan losses. The OCC may require us to increase the allowance for loan losses based on its judgments of information available to it at the time of its examination, thereby adversely affecting our results of operations.

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

	At December 31,
	2014			2013			2012
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$1,120	$117,592	29.0%	$1,425	$118,885	31.4%	$847	$112,351	28.0%
Multi-family	437	41,392	10.2	661	40,262	10.7	959	42,203	10.5
Commercial	1,650	129,415	31.9	1,455	120,839	32.0	1,268	138,767	34.6
Construction and land	1,195	28,591	7.0	668	12,848	3.4	1,413	22,767	5.7
Commercial business	951	73,985	18.2	1,219	71,940	19.0	1,296	71,251	17.8
Consumer	208	15,296	3.7	163	13,239	3.5	162	13,525	3.4
Total	$5,561	$406,271	100.0%	$5,591	$378,013	100.0%	$5,945	$400,864	100.0%

	At December 31,
	2011			2010
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$777	$115,540	29.2%	$1,162	$120,609	30.7%
Multi-family	780	39,482	10.0	300	25,321	6.4
Commercial	1,157	128,657	32.6	1,043	130,031	33.1
Construction and land	3,934	42,467	10.7	2,152	42,915	10.9
Commercial business	970	48,677	12.3	868	51,750	13.2
Consumer	171	20,554	5.2	203	22,613	5.7
Total	$7,789	$395,377	100.0%	$5,728	$393,239	100.0%

Investment Activities

We are permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities. The Bank is also required, as a member bank, to invest in FHLB and Federal Reserve Bank stock.

The Financial Accounting Standards Board’s guidance regarding the accounting for certain investments in debt and equity securities requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. We classified all of our securities as available for sale at December 31, 2014.

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

The Company utilizes a third party vendor for investment portfolio accounting. The vendor provides a monthly report indicating by individual bond the gain or loss position of the security, as well as any downgrades that have occurred. When a bond is downgraded, we contact a broker to gain a better understanding of the reason for the downgrade and any known or anticipated defaults by the issuer. We consider the grade of the bond and the payment history when determining if a bond should be classified as other than temporarily impaired and if a write down of the security is necessary. The board of directors is informed quarterly of any bond downgrades and the overall gain or loss position of the investment portfolio. As of December 31, 2014, we had no securities considered to be other-than-temporarily impaired.

Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated. For further information see Notes 1 and 2 to our Consolidated Financial Statements.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities:
U.S. government agency obligations	$26,280	$25,870	$41,983	$40,915	$19,596	$19,793
U.S. treasury securities	-	-	5,000	5,000	-	-
State and municipal securities	44,828	45,573	39,827	38,745	35,068	36,404
Other securities	249	249	249	249	249	249
Mortgage-backed: residential	32,800	32,779	33,404	32,868	31,468	31,834

Total investment securities available for sale	$104,157	$104,471	$120,463	$117,777	$86,381	$88,280

At December 31, 2014, we held 22 available-for-sale securities that had been in a loss position for less than 12 months, and 50 available-for-sale securities that had been in a loss position for 12 months or more. Included in the 22 securities in the less-than-12 month position are (1) three agency securities, two of which have been in a loss position for two months, and one has been in a loss position for seven months (2) 18 state and municipal securities, two of which have been in a loss position for one month, 14 have been in a loss position for two months, and two have been in a loss position for three months, and (3) one mortgage-backed security, which has been in a loss position for eight months. Included in the 50 securities in the 12-months-or-more position are nine agency securities, 23 state and municipal securities, and 18 mortgage-backed securities.

As of December 31, 2014, management believes that the estimated fair values of the securities noted above were primarily dependent on movements in market interest rates. These investment securities were comprised of securities that are rated investment grade by at least one bond credit rating service. Management believes that these fair values will recover as the underlying portfolios mature. We do not intend to sell or expect that it is more likely than not that we will be required to sell these investment securities prior to the anticipated recovery in fair value. Accordingly, management does not believe any individual unrealized loss as of December 31, 2014, represents an other-than-temporary impairment.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates except for mortgage-backed securities, which are based on accounting speed to reflect the impact of prepayments. State and municipal securities yields have been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale:
Investment Securities

U.S. government agency obligations	$140	5.68%	$16,163	1.27%	$9,977	1.80%	$-	0.00%	$26,280	$25,870	1.49%
State and municipal securities	2,135	5.16	3,073	4.05	25,490	3.89	14,130	4.47	44,828	45,573	4.14
Other securities	4	0.00	245	1.35	-	0.00	-	0.00	249	249	1.33
Mortgage-backed: residential	-	-	23,843	1.99	8,957	2.36	-	0.00	32,800	32,779	2.09

Total investment securities available for sale	$2,279	5.18%	$43,324	1.86%	$44,424	3.11%	$14,130	4.47%	$104,157	$104,471	2.82%

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

Deposits. Residents of our primary market area are our main source of deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. From time to time, we supplement our funding with brokered deposits. At December 31, 2014, we had $97.2 million of brokered deposits, which included $83.3 million of interest-bearing transaction deposit accounts and $13.9 million of time deposits generated from our local customer base that utilize these brokered deposit products in order to obtain full FDIC insurance coverage. We have several additional sources for obtaining wholesale and brokered deposits if needed in the future. Our deposit products include demand and NOW, money market, savings, and term certificate accounts. The interest rates, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Management determines the rates and terms based on competitive market rates, our needs for funds or liquidity, growth goals and federal and state regulations.

Noninterest-Bearing Deposits. The balances of our noninterest-bearing deposits at December 31, 2014 and 2013 were $68.2 million and $55.3 million, respectively. The $12.9 million increase was primarily due to customer deposits in the securities sold under agreements to repurchase (“Repo Sweeps”) accounts being transferred to this deposit category.

Interest-Bearing Deposits. The balances of our interest-bearing deposits at December 31, 2014 and 2013 were $442.1 million and $447.3 million, respectively.

Deposit Accounts by Type. The following table sets forth the average balances of our deposits in the various types of deposit programs for the years indicated.

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Noninterest-bearing transaction	$56,850	11.0%	0.00%	$57,082	11.9%	0.00%	$46,895	11.3%	0.00%
Interest-bearing transaction	305,375	58.9	0.24	258,136	53.8	0.39	194,916	46.8	0.62
Savings deposits	28,460	5.5	0.18	27,029	5.6	0.29	24,115	5.8	0.48
	390,685	75.4		342,247	71.3		265,926	63.9

Time deposits	127,482	24.6	1.09	138,024	28.7	1.21	150,524	36.1	1.67

Total average deposits	$518,167	100.0%	0.42%	$480,271	100.0%	0.57%	$416,450	100.0%	0.92%

Time Deposit Balances and Maturities. The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2014.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 months	Over 12 Months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$7,110	$7,344	$13,289	$39,682	$67,425
Certificates of deposit of $100,000 or more (1)	5,937	4,761	12,546	36,959	60,203
Total certificates of deposit	$13,047	$12,105	$25,835	$76,641	$127,628

(1)	The weighted average interest rates for these accounts, by maturity period, were: 0.61% for 3 months or less; 0.49% for over 3 to 6 months; 0.56% for over 6 to 12 months; and 1.24% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 0.98%.

Borrowings. Our borrowings consist of FHLB advances, repurchase agreements and subordinated debentures. At December 31, 2014, we had $2.5 million in advances and access to additional FHLB advances of up to $73.9 million, and we had $11.8 million in securities sold under agreements to repurchase. For additional information on our subordinated debentures, please see Note 11 to our Consolidated Financial Statements.

The following table sets forth information concerning balances and interest rates on all of our borrowings at or for the periods shown:

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Balance at end of year	$18,336	$44,746	$60,461
Average balance during year	33,509	52,607	55,822
Maximum outstanding at any month end	39,483	56,933	62,025
Weighted average interest rate at end of year	0.85%	0.65%	0.64%
Average interest rate during year	1.02%	1.04%	1.14%

Subsidiary Activities

The Company’s primary subsidiary is the Bank. The financial statements also include two wholly-owned entities on a deconsolidated basis, Clover Leaf Financial Services, Inc., and First Clover Leaf Statutory Trust I. On July 25, 2014, Clover Leaf Financial Services, an inactive subsidiary of the Bank, was dissolved in connection with the Bank’s conversion from a thrift charter to a national bank charter effective August 15, 2014.

Personnel

As of December 31, 2014, we had 90 full-time employees and 14 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

SUPERVISION AND REGULATION

In August of 2014, the Bank converted its charter from a federal savings and loan association to a national bank, making First Clover Leaf Financial Corporation a bank holding company. While the charter conversion did not change our regulators, it fundamentally changed the laws and regulations applicable to us. The following is a summary of the material elements of the supervisory and regulatory framework applicable to us under our new regulatory regime. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the OCC, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (x) enhanced oversight of credit rating agencies; and (xi) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but are not yet final. Furthermore, while the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Our management will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on our results of operations and financial condition.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their businesses, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

The Company and Bank Required Capital Levels. Holding companies for both banks and savings and loan associations have historically had to comply with less stringent capital standards than their depository institution subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets as of December 31, 2009, they may be retained as Tier I Capital subject to certain restrictions. Because we had assets of less than $15 billion, we were able to meet the requirements and maintain our trust preferred proceeds as Tier 1 Capital but will have to comply with the revised capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The minimum capital standards effective for the year ended December 31, 2014 were:

•	A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted average quarterly assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, “Tier 1 Capital” consisted primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consisted primarily of Tier 1 Capital plus “Tier 2 Capital,” which included other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan and lease losses. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations were balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% were applied.

The capital standards described above are minimum requirements and were increased beginning January 1, 2015 under Basel III, as discussed below. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Under the capital regulations of the OCC and Federal Reserve, in order to be “well-capitalized,” a banking organization, for the year ended December 31, 2014, must have maintained:

•	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,
•	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and
•	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The OCC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions would be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

Higher capital levels could also be required if warranted by the particular circumstances or risk profile of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2014: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was “well-capitalized,” as defined by OCC regulations. As of December 31, 2014, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.

U.S. Implementation of Basel III. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements previously, which were in the form of guidelines, Basel III was released in the form of regulations by each of the federal regulatory agencies. The Basel III Rule is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies.

The Basel III Rule not only increased most of the required minimum capital ratios as of January 1, 2015, but it introduced the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments. The Basel III Rule also established more stringent criteria for instruments to be considered “Additional Tier 1 Capital” (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital were permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which formerly qualified as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will instead qualify as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

As of January 1, 2015, the Basel III Rule requires:

•	A new minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.5%;
•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;
•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1Capital to total quarterly average assets equal to 4% in all circumstances.

The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements and adding the Common Equity Tier 1 Capital ratio. In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

As discussed above, most of the capital requirements are based on a ratio of specific types of capital to “risk-weighted assets.” Not only did Basel III change the components and requirements of capital, but, for nearly every class of financial assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banking institutions will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Bank to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. We expect to make this election to avoid variations in the level of our capital depending on fluctuations in the fair value of our securities portfolio.

Banking institutions (except for large, internationally active financial institutions) became subject to the Basel III Rule on January 1, 2015, and both the Company and the Bank are currently in compliance with the new required ratios. There are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

The Company

General. The Company, as the sole shareholder of the Bank, is now a bank holding company. As a bank holding company, we continue to be registered with, and subject to regulation by, the Federal Reserve; however, we are now under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. Unlike the law applicable to us as a unitary savings and loan holding company, the BHCA requires that our primary purpose as a bank holding company be to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks and savings and loan associations located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

While we previously had no activity limitations at the holding company level, the BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company does not currently operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a Maryland corporation, the Company is subject to the limitations of Maryland corporate law, which permits the Company to pay dividends from the net earnings of the Company for the fiscal year in which the distribution is made; the net earnings of the Company for the preceding fiscal year; or the sum of the net earnings of the Company for the preceding eight fiscal quarters. No distribution may be made if, after giving effect to the distribution: (i) the Company would not be able to pay its indebtedness as the indebtedness becomes due in the usual course of business; or (ii) the Company’s total assets would be less than the sum of the Company’s total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

The Bank

General. The Bank is now a national bank, regulated by the OCC under the National Bank Act. The deposit accounts of the Bank continue to be insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations, and the Bank is now a member of the Federal Reserve System by virtue of becoming a national bank. As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Activities’ Restrictions. As a national bank, the Bank is no longer subject to the qualified thrift lender test that previously restricted its lending activities to primarily providing 1-4 family mortgage and consumer related loans. The Bank is now permitted to engage in those activities determined by the OCC to be part of the “business of banking” or “incidental thereto,” which will permit the Bank more flexibility in some respects, especially in making business loans. However, service corporations of federal savings and loan associations have broader powers in some respects than subsidiaries of national banks, so the Banks’ ability to operate through subsidiaries may be less advantageous than when it operated as a federal savings and loan association.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008-2010 and the increase of deposit insurance limits, the DIF incurred substantial losses during recent years. To bolster reserves in the DIF, the Dodd-Frank Act increased the minimum reserve ratio of the DIF to 1.35% of insured deposits and deleted the statutory cap for the reserve ratio. In December 2010, the FDIC set the designated reserve ratio at 2%, 65 basis points above the statutory minimum. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase.

FICO Assessments.   In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2014 was approximately 0.60 basis points (60 cents per $100 of assessable deposits).

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2014, the Bank paid supervisory assessments to the OCC totaling $163,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, financial institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also included a liquidity framework that requires financial institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of financial institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all insured depository institutions. The Company and the Bank are reviewing their liquidity risk management policies in light of the LCR and NSFR.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014. As of December 31, 2014, approximately $4.8 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

Insider Transactions. The Bank is subject to restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” We are an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to us, investments in our stock or other securities and the acceptance of our stock or other securities as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards/ Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each financial institution is responsible for establishing its own procedures to achieve those goals. If a financial institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the financial institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the financial institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the institution to increase its capital, restrict the rates the financial institution pays on deposits or require the financial institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. National banks headquartered in Illinois, such as the Bank, have the same branching rights in Illinois as banks chartered under Illinois law, subject to OCC approval. Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.

Financial Subsidiaries. Under federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). The Bank has not applied for approval to establish any financial subsidiaries.

Transaction Account Reserves. Federal Reserve regulations require insured depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2015: the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $103.6 million, the reserve requirement is $2,673,000 plus 10% of the aggregate amount of total transaction accounts in excess of $103.6 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Chicago (the “FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out over time as the aforementioned federal agencies issue their own rules regarding qualified mortgages, and if the conservatorship of Fannie Mae and Freddie Mac ends, and in any event after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibited prepayment penalties (subject to certain exceptions) and set forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Mortgage Loan Originator Compensation. As a part of the overhaul of mortgage origination practices, mortgage loan originators’ compensation was limited such that they may no longer receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans was limited to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Servicing. The CFPB was also required to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing through rulemaking. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The servicing rules also called for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provided for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. We are continuing to evaluate the full impact of these rules and their impact on mortgage servicing operations.

Additional Constraints on the Company and Bank

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit financial institutions to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the regulatory agencies permitted the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications were met: (i) the TruPS CDO was established, and the interest was issued, before May 19, 2010; (ii) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and (iii) the banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013. This amendment had no impact on the Bank, since it is not an issuer or holder of obligations backed by TruPS CDOs.

Although the Volcker Rule has significant implications for many large financial institutions, we do not currently anticipate that it will have any effect on our operations as we are not an issuer or holder of such obligations.

TAXATION

Federal Taxation

General. The Company and the Bank file a consolidated tax return and are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Company’s and the Bank’s tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

Method of Accounting. For federal income tax purposes, the Company and the Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), we were permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. We were required to use the specific charge off method in computing our bad debt deduction beginning with our 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2014, the Bank had no reserves subject to recapture.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules. At December 31, 2014, our total federal pre-1988 base year reserve was approximately $3.0 million. However, under current law, pre-1988 base year reserves remain subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, the Bank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

Illinois State Taxation. The Company is required to file Illinois income tax returns and pay tax at a stated tax rate of 9.5% for 2014, 2013, and 2012 of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. Beginning January 2015, the state tax rate was lowered to 7.75% from the previous rate of 9.5%.

ITEM 1A.        RISK FACTORS

Not Required.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

The following table provides certain information with respect to our offices as of December 31, 2014:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
			(In thousands)

Main Office	Owned	2006	$ 3,269
6814 Goshen Road
Edwardsville, Illinois 62025

2143 S. State Route 157	Owned	2006	829
Edwardsville, Illinois 62025

300 St. Louis Street	Owned	1964	1,367
Edwardsville, Illinois 62025

1046 E. Madison Street	Owned	2008	1,625
Wood River, Illinois 62095

12551 State Route 143	Leased	2011	‒
Highland, Illinois 62249

4101 N. Illinois Street	Owned	2014	970
Swansea, Illinois 62226

The net book value of our premises, land and equipment was approximately $10.4 million at December 31, 2014. In 2008, we purchased land in Highland, Illinois which is still being held for possible future branch expansion. The Bank continues to pursue other expansion opportunities.

ITEM 3.           LEGAL PROCEEDINGS

We and our subsidiaries are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2014, we and our subsidiaries were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The information required by this item is set forth under the section captioned “Market for Common Stock” in our Annual Report to Stockholders, pertinent portions of which are included as Exhibit 13 to this Form 10-K, and is incorporated herein by reference. No equity securities were sold during the year ended December 31, 2014 that were not registered under the Securities Act.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the fourth quarter of 2014. The Company’s board of directors approved a stock repurchase program in 2008, which has been incrementally amended to increase the number of shares subject to the program. As of December 31, 2014, 45,034 shares of common stock were available for repurchase by the Company pursuant to the program. The share repurchase program has no expiration date.

ITEM 6.          SELECTED FINANCIAL DATA

The information required by this item is set forth under the section captioned “Selected Consolidated Financial and Other Data of First Clover Leaf Financial Corp.” in our Annual Report to Stockholders, pertinent portions of which are included as Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth under the section captioned “Management’s Discussion and Analysis of First Clover Leaf Financial Corp.’s Financial Condition and Results of Operations” in our Annual Report to Stockholders, pertinent portions of which are included as Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth under the section captioned “Management of Market Risk” in our Annual Report to Stockholders, pertinent portions of which are included as Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth under the section captioned “First Clover Leaf Financial Corp. Consolidated Financial Statements” in our Annual Report to Stockholders, pertinent portions of which are included as Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

(b)	Management’s annual report on internal control over financial reporting.

Management of First Clover Leaf is responsible for establishing and maintaining adequate internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 “Internal Control-Integrated

Framework.” Based on the assessment, management determined that, as of December 31, 2014, the Company’s internal control over financial reporting was effective, based on those criteria.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this Form 10-K.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the section captioned “Proposal I–Election of Directors” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this item is set forth under the section captioned “Executive Compensation” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the section captioned “Voting Securities and Principal Holders Thereof” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of First Clover Leaf Financial Corp. (1)
3.2	Bylaws of First Clover Leaf Financial Corp. (1)
4	Form of common stock certificate of First Clover Leaf Financial Corp. (1)
10.1	Employment Agreement of William D. Barlow (2)
10.2	Employment Agreement of P. David Kuhl (3)
10.3	Employment Agreement of Dennis M. Terry (3)
10.4	First Amendment to Employment Agreement of William D. Barlow (3)
10.5	Amended and Restated Employment Agreement of Lisa M. Fowler (4)
10.6	Amended and Restated Employment Agreement of Darlene F. McDonald (4)
10.7	Employment Agreement of Lisa M. Fowler
10.8	First Amendment to Employment Agreement of Lisa M. Fowler
10.9	First Clover Leaf Bank First Amendment to Employment Agreement of Lisa M. Fowler
10.10	Salary Continuation Agreement of William D. Barlow
10.11	Salary Continuation Agreement of Lisa M. Fowler
10.12	Salary Continuation Agreement of Darlene F. McDonald
10.13	First Clover Leaf Bank Amended and Restated Director Deferred Fee Plan
13	Portions of Annual Report to Stockholders
21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements as of and for the years ended December 31, 2014 and 2013, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

______________________________

(1)	Incorporated by reference to the Registration Statement on Form SB-2 of First Clover Leaf Financial Corp. (File No. 333-132423), originally filed with the Securities and Exchange Commission on March 14, 2006.
(2)	Incorporated by reference to the Annual Report on Form 10-K of First Clover Leaf Financial Corp. for the year ended December 31, 2012, filed with the Commission on March 29, 2013.
(3)	Incorporated by reference to the Current Report on Form 8-K of First Clover Leaf Financial Corp., filed with the Commission on September 30, 2013.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB of First Clover Leaf Financial Corp. for the year ended December 31, 2006, filed with the Commission on April 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Clover Leaf Financial Corp.

Date: March 31, 2015	By:	/s/ P. David Kuhl
P. David Kuhl, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ P. David Kuhl	By:	/s/ Gerard Schuetzenhofer
	P. David Kuhl, President, and Chief		Gerard Schuetzenhofer
	Executive Officer and Director		Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2015		Date: March 31, 2015

By:	/s/ Darlene F. McDonald	By:	/s/ Joseph J. Gugger
	Darlene F. McDonald, Executive Vice		Joseph J. Gugger
	President and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 31, 2015		Date: March 31, 2015

By:	/s/ Mona Haberer	By:	/s/ Kenneth Highlander
	Mona Haberer		Kenneth Highlander
	Director		Director

Date: March 31, 2015		Date: March 31, 2015

By:	/s/ Gary Niebur	By:	/s/ Joseph Stevens
	Gary Niebur		Joseph Stevens
	Director		Director

Date: March 31, 2015		Date: March 31, 2015

By:	/s/ Dennis M. Terry	By:	/s/ Mary Westerhold
	Dennis M. Terry		Mary Westerhold
	Director		Director

Date: March 31, 2015		Date: March 31, 2015