Form 10-Q
period 2015-03-31
First Clover Leaf Financial Corp.
filed 2015-05-15
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding May 1, 2015
Common Stock, par value $.10 per share	7,006,883

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Cash and due from banks	$10,474,737	$9,047,872
Interest-earning deposits	16,083,269	18,238,145
Federal funds sold	20,790,487	21,780,445
Total cash and cash equivalents	47,348,493	49,066,462

Interest-earning time deposits	1,781,352	1,776,970
Securities available for sale	108,290,351	104,470,692
Federal Home Loan Bank stock	2,887,763	2,887,763
Federal Reserve Bank stock	1,676,700	1,676,700
Loans, net of allowance for loan losses of $5,878,307 and $5,561,442 at March 31, 2015 and December 31, 2014, respectively	401,891,628	400,904,404
Loans held for sale	808,200	100,000
Property and equipment, net	10,238,822	10,380,310
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	14,993,661	14,876,960
Core deposit intangible	181,515	196,000
Foreclosed assets	3,848,328	3,887,587
Mortgage servicing rights	984,155	961,823
Accrued interest receivable	1,876,389	1,762,310
Other assets	2,510,536	3,281,496

Total assets	$610,703,216	$607,614,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$63,535,580	$68,170,743
Interest-bearing	445,611,036	442,135,896
Total deposits	509,146,616	510,306,639

Federal Home Loan Bank advances	2,489,680	2,487,745
Securities sold under agreements to repurchase	14,481,695	11,848,266
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	174,929	174,480
Other liabilities	1,708,642	1,667,777
Total liabilities	532,001,562	530,484,907

Stockholders' Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	-	-
Common stock, $.10 par value, 20,000,000 shares authorized, 7,007,283 shares issued and outstanding at March 31, 2015 and December 31, 2014	700,728	700,728
Additional paid-in capital	55,818,936	55,818,936
Retained earnings	21,463,716	20,412,898
Accumulated other comprehensive income	718,274	197,331
Total stockholders' equity	78,701,654	77,129,893

Total liabilities and stockholders' equity	$610,703,216	$607,614,800

See notes to consolidated financial statements.

3.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Interest and dividend income:
Interest and fees on loans	$4,293,439	$4,032,611
Securities:
Taxable interest income	289,183	325,424
Nontaxable interest income	284,023	271,988
Federal Reserve Bank dividends	25,051	-
Interest-earning deposits, federal funds sold, and other	26,225	51,063
Total interest and dividend income	4,917,921	4,681,086

Interest expense:
Deposits	524,628	544,517
Federal Home Loan Bank advances	25,815	74,681
Securities sold under agreements to repurchase	828	2,765
Subordinated debentures	21,657	21,776
Total interest expense	572,928	643,739

Net interest income	4,344,993	4,037,347

Provision (credit) for loan losses	(500,000)	-

Net interest income after provision (credit) for loan losses	4,844,993	4,037,347

Non-interest income:
Service fees on deposit accounts	106,908	88,705
Other service charges and fees	113,853	90,360
Loan servicing fees	72,768	71,641
Gain on sale of loans	181,121	26,055
Other	123,776	100,816
	598,426	377,577

Non-interest expense:
Compensation and employee benefits	1,851,637	1,811,160
Occupancy expense	390,759	403,526
Data processing services	191,790	185,373
Director fees	47,750	42,850
Professional fees	127,344	123,113
FDIC insurance premiums	110,000	117,102
Foreclosed asset related expenses	2,199	74,449
Amortization of core deposit intangible	14,485	31,485
Amortization of mortgage servicing rights	22,885	18,002
Other	595,462	554,432
	3,354,311	3,361,492

Income before income taxes	2,089,108	1,053,432

Income tax expense	617,854	276,279

Net income	$1,471,254	$777,153

Basic and diluted earnings per share	$0.21	$0.11
Dividends per share	$0.06	$0.06

See notes to consolidated financial statements.

4.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

Net income	$1,471,254	$777,153
Other comprehensive income:
Unrealized gains on securities available for sale arising during the period	864,277	1,390,931
Reclassification adjustment for realized gains included in income	-	-
Tax effect	(343,334)	(514,646)
Total other comprehensive income	520,943	876,285
Comprehensive income	$1,992,197	$1,653,438

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$1,471,254	$777,153
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	(6,945)	(3,249)
Premiums and discounts on securities	186,363	246,953
Core deposit intangible	14,485	31,485
Mortgage servicing rights	22,885	18,002
Fair value adjustments	(15,737)	(23,195)
Credit for loan losses	(500,000)	-
Depreciation	156,431	142,769
Gain on sale of loans	(181,121)	(26,055)
Loss on sale of foreclosed assets	1,336	34,044
Earnings on bank-owned life insurance	(116,701)	(66,634)
Increase in mortgage servicing rights	(45,217)	(5,595)
Proceeds from sales of loans held for sale	5,500,731	684,405
Originations of loans held for sale	(6,027,810)	(818,750)
Change in assets and liabilities:
Accrued interest receivable and other assets	313,547	(33,616)
Accrued interest payable	449	(16,279)
Other liabilities	40,865	(50,051)
Net cash provided by operating activities	814,815	891,387

(Continued)

See notes to consolidated financial statements.

5.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from investing activities
Purchase of interest-earning time deposits	$(4,382)	$(2,178)
Available for sale securities:
Purchases	(9,021,065)	(8,882,151)
Proceeds from calls, maturities, and principal repayments	5,889,340	14,086,434
Decrease (increase) in loans	(468,609)	6,989,883
Purchase of property and equipment	(18,961)	(76,096)
Proceeds from the sale of foreclosed assets	37,923	231,241
Net cash (used in) provided by investing activities	(3,585,754)	12,347,133

Cash flows from financing activities
Net (decrease) increase in deposit accounts	(1,160,023)	22,193,393
Net increase (decrease) in securities sold under agreements to repurchase	2,633,429	(11,888,616)
Cash dividends paid	(420,436)	(420,437)
Net cash provided by financing activities	1,052,970	9,884,340

Net increase (decrease) in cash and cash equivalents	(1,717,969)	23,122,860

Cash and cash equivalents:
Beginning	49,066,462	84,693,825

Ending	$47,348,493	$107,816,685

Supplemental schedule of noncash investing and financing activities
Assets acquired in settlement of loans	$-	$59,077

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$570,544	$658,083

See notes to consolidated financial statements.

6.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. Any differences appearing between the numbers presented in the financial statements and management’s discussion and analysis are due to rounding. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire year or for any other period. These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company” or “First Clover Leaf”) for the year ended December 31, 2014 contained in the 2014 Annual Report to Stockholders that is filed as Exhibit 13 to the Company’s Annual Report on Form 10-K. Accordingly, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted.

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

The Company is a Maryland corporation that was incorporated in March 2006 and was formed by our predecessor company, First Federal Financial Services, Inc., in connection with the “second-step” conversion of First Federal Financial Services, MHC and the simultaneous acquisition of Clover Leaf Financial Corp. and its wholly owned savings bank subsidiary, Clover Leaf Bank, an Illinois state bank headquartered in Edwardsville, Illinois. The second-step conversion, stock offering and acquisition of Clover Leaf Financial Corp. were consummated in July 2006. As a result of these transactions, Clover Leaf Financial Corp. was merged with and into First Clover Leaf and Clover Leaf Bank was merged with and into our wholly owned subsidiary, First Federal Savings and Loan Association of Edwardsville, which was renamed First Clover Leaf Bank (the “Bank”). In August 2014, the Bank converted from a federal savings and loan association to a nationally chartered bank. First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF.”

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

7.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities with gross unrealized gains and losses as of the dates indicated are summarized as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$27,754,910	$93,928	$(113,779)	$27,735,059
State and municipal securities	44,569,926	1,199,842	(152,243)	45,617,525
Other securities(1)	248,501	-	-	248,501
Mortgage-backed: residential	34,539,516	244,035	(94,285)	34,689,266

	$107,112,853	$1,537,805	$(360,307)	$108,290,351

	December 31, 2014
U.S. government agency obligations	$26,280,359	$31,628	$(442,381)	$25,869,606
State and municipal securities	44,828,579	1,025,719	(280,690)	45,573,608
Other securities(1)	248,501	-	-	248,501
Mortgage-backed: residential	32,800,032	176,321	(197,376)	32,778,977

	$104,157,471	$1,233,668	$(920,447)	$104,470,692

(1) Includes a Certificate of Deposit in the amount of $245,000

8.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014, are summarized as follows:

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$3,503,212	$(8,665)	$8,412,604	$(105,114)	$11,915,816	$(113,779)
State and municipal securities	5,301,497	(26,576)	5,501,846	(125,667)	10,803,343	(152,243)
Mortgage-backed: residential	5,901,411	(25,575)	8,797,039	(68,710)	14,698,450	(94,285)

	$14,706,120	$(60,816)	$22,711,489	$(299,491)	$37,417,609	$(360,307)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$6,477,461	$(26,717)	$12,615,391	$(415,664)	$19,092,852	$(442,381)
State and municipal securities	7,102,666	(43,614)	9,369,188	(237,076)	16,471,854	(280,690)
Mortgage-backed: residential	1,474,590	(28,841)	15,744,126	(168,535)	17,218,716	(197,376)

	$15,054,717	$(99,172)	$37,728,705	$(821,275)	$52,783,422	$(920,447)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At March 31, 2015, the Company had 48 securities in an unrealized loss position which included: nine agency securities, 25 state and municipal securities, and 14 mortgage-backed securities. This was a decrease from 72 securities at December 31, 2014. The unrealized losses resulted from changes in market interest rates and liquidity, as opposed to changes in the probability of contractual cash flows. The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of the amortized cost. Full collection of the amounts due according to the contractual terms of the securities was expected as of March 31, 2015; therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2015.

9.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the Company’s securities at March 31, 2015, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Additionally, an item in our “other securities” category has no stated maturity. Therefore, stated maturities are not disclosed for these items.

	Amortized	Fair
	Cost	Value
Due in one year or less	$5,039,577	$5,065,707
Due after one year through five years	22,523,616	22,614,312
Due after five years through ten years	31,457,395	32,048,687
Due after ten years	13,549,248	13,868,878
Other securities - non-maturing	3,501	3,501
Mortgage-backed: residential	34,539,516	34,689,266

	$107,112,853	$108,290,351

Securities with a carrying amount of approximately $63,810,000 and $66,600,000 were pledged to secure deposits, as required or permitted by law, at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. The Company received no proceeds from the sale of securities for the three months ended March 31, 2015 and 2014.

10.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS

The components of the Company’s loans are as follows:

	At March 31,		At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$116,584,463	28.6%	$117,591,822	28.9%
Multi-family	36,401,643	8.9	41,391,862	10.2
Commercial	145,493,285	35.7	129,415,314	31.9
Construction and land	17,113,920	4.2	28,590,745	7.0
	315,593,311	77.4	316,989,743	78.0

Commercial business	77,078,757	19.0	73,984,867	18.2

Consumer:
Home equity	13,235,279	3.2	13,523,985	3.3
Automobile and other	1,660,806	0.4	1,772,431	0.5
	14,896,085	3.6	15,296,416	3.8

Total gross loans	407,568,153	100.0%	406,271,026	100.0%
Deferred loan origination costs, net	201,782		194,820
Allowance for loan losses	(5,878,307)		(5,561,442)

Loans, net	$401,891,628		$400,904,404

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

Additional information regarding our accounting policies for the individual loan categories is contained in our 2014 Annual Report to Stockholders that is filed as Exhibit 13 to the Company’s Annual Report on Form 10-K.

On occasion, the Company originates loans secured by single-family dwellings with loan to value ratios exceeding 90%. As of March 31, 2015 and December 31, 2014, these loans represented 2.11% and 2.17%, respectively, of our combined one-to-four family and home equity portfolios. The Company did not consider the level of such loans to be a significant concentration of credit as of March 31, 2015 or December 31, 2014.

The recorded investment in loans does not include accrued interest and loan origination fees due to immateriality. The allowance for loan losses does not include a component for undisbursed loan commitments; rather this amount is included in other liabilities.

11.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables present our past-due loans, segregated by class, as of March 31, 2015 and December 31, 2014:

March 31, 2015

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$596,793	$97,551	$276,553	$970,897	$115,613,566	$116,584,463	$-
Multi-family	-	-	-	-	36,401,643	36,401,643	-
Commercial	1,096,288	-	-	1,096,288	144,396,997	145,493,285	-
Construction and land	-	-	-	-	17,113,920	17,113,920	-
	1,693,081	97,551	276,553	2,067,185	313,526,126	315,593,311	-

Commercial business	-	215,132	-	215,132	76,863,625	77,078,757	-

Consumer:
Home equity	-	-	47,303	47,303	13,187,976	13,235,279	-
Automobile and other	-	-	-	-	1,660,806	1,660,806	-
	-	-	47,303	47,303	14,848,782	14,896,085	-

Total	$1,693,081	$312,683	$323,856	$2,329,620	$405,238,533	$407,568,153	$-

December 31, 2014

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$843,185	$166,965	$408,228	$1,418,378	$116,173,444	$117,591,822	$-
Multi-family	-	-	-	-	41,391,862	41,391,862	-
Commercial	100,220	-	29,810	130,030	129,285,284	129,415,314	-
Construction and land	-	-	-	-	28,590,745	28,590,745	-
	943,405	166,965	438,038	1,548,408	315,441,335	316,989,743	-

Commercial business	-	25,095	-	25,095	73,959,772	73,984,867	-

Consumer:
Home equity	41,930	-	48,088	90,018	13,433,967	13,523,985	-
Automobile and other	-	-	-	-	1,772,431	1,772,431	-
	41,930	-	48,088	90,018	15,206,398	15,296,416	-

Total	$985,335	$192,060	$486,126	$1,663,521	$404,607,505	$406,271,026	$-

12.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

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

Non-accrual loans, segregated by class, are as follows:

	March 31,	December 31,
	2015	2014
Real estate loans:
One-to-four family	$558,806	$589,170
Multi-family	1,219,286	1,340,779
Commercial	1,214,132	1,242,009
Construction and land	1,309,233	1,431,619
	4,301,457	4,603,577

Commercial business	-	25,095

Consumer:
Home equity	47,303	48,088

Total non-accrual loans	$4,348,760	$4,676,760

13.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended March 31, 2015

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,119,762	$(25,258)	$-	$221,309	$1,315,813
Multi-family	436,833	-	1,000	1,828	439,661
Commercial	1,650,290	(25,742)	730	485,572	2,110,850
Construction and land	1,194,917	-	811,350	(1,277,178)	729,089
	4,401,802	(51,000)	813,080	(568,469)	4,595,413

Commercial business	951,215	-	54,290	46,208	1,051,713

Consumer
Home equity	198,150	-	-	22,215	220,365
Automobile and other	10,275	-	495	46	10,816
	208,425	-	495	22,261	231,181

Total	$5,561,442	$(51,000)	$867,865	$(500,000)	$5,878,307

Three months ended March 31, 2014

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,424,663	$(89,679)	$415	$11,564	$1,346,963
Multi-family	661,358	-	-	(166,458)	494,900
Commercial	1,454,455	(1,876)	-	440,052	1,892,631
Construction and land	668,085	-	230,000	(256,311)	641,774
	4,208,561	(91,555)	230,415	28,847	4,376,268

Commercial business	1,219,080	-	3,414	(64,838)	1,157,656

Consumer
Home equity	116,478	(20,859)	899	68,748	165,266
Automobile and other	46,549	-	150	(32,757)	13,942
	163,027	(20,859)	1,049	35,991	179,208

Total	$5,590,668	$(112,414)	$234,878	$-	$5,713,132

14.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of March 31, 2015 and December 31, 2014:

March 31, 2015

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$194,694	$1,121,119	$1,315,813	$1,228,050	$115,356,413	$116,584,463
Multi-family	-	439,661	439,661	1,219,286	35,182,357	36,401,643
Commercial	117,798	1,993,052	2,110,850	1,597,258	143,896,027	145,493,285
Construction and land	-	729,089	729,089	1,511,474	15,602,446	17,113,920
	312,492	4,282,921	4,595,413	5,556,068	310,037,243	315,593,311

Commercial business	111,305	940,408	1,051,713	111,305	76,967,452	77,078,757

Consumer:
Home equity	9,902	210,463	220,365	64,515	13,170,764	13,235,279
Automobile and other	-	10,816	10,816	-	1,660,806	1,660,806
	9,902	221,279	231,181	64,515	14,831,570	14,896,085

Total	$433,699	$5,444,608	$5,878,307	$5,731,888	$401,836,265	$407,568,153

December 31, 2014

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$91,688	$1,028,074	$1,119,762	$1,266,717	$116,325,105	$117,591,822
Multi-family	-	436,833	436,833	1,340,779	40,051,083	41,391,862
Commercial	155,863	1,494,427	1,650,290	2,267,362	127,147,952	129,415,314
Construction and land	-	1,194,917	1,194,917	1,639,030	26,951,715	28,590,745
	247,551	4,154,251	4,401,802	6,513,888	310,475,855	316,989,743

Commercial business	115,446	835,769	951,215	140,541	73,844,326	73,984,867

Consumer:
Home equity	9,902	188,248	198,150	65,452	13,458,533	13,523,985
Automobile and other	-	10,275	10,275	-	1,772,431	1,772,431
	9,902	198,523	208,425	65,452	15,230,964	15,296,416

Total	$372,899	$5,188,543	$5,561,442	$6,719,881	$399,551,145	$406,271,026

15.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

Credit Quality Indicators: As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt and comply with various terms of their loan agreements. The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends. Generally, all sizeable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit’s risk profile. Credits classified as watch generally receive a review more frequently than annually. The risk category of homogeneous loans, including consumer loans and smaller balance loans, is evaluated when the loan becomes delinquent. For special mention, substandard, and doubtful credit classifications, the frequency of review is increased to no less than quarterly in order to determine potential impact on credit loss estimates.

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

Special Mention - A special mention asset has potential weaknesses that deserve management’s close attention. The asset may also be subject to a weak or speculative market or to economic conditions, which may in the future adversely affect the obligor. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

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

16.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables present our credit quality indicators, segregated by class, as of March 31, 2015 and December 31, 2014:

March 31, 2015

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$115,317,918	$211,175	$902,054	$153,316	$116,584,463
Multi-family	32,499,108	2,683,249	1,219,286	-	36,401,643
Commercial	134,470,626	6,387,838	4,634,821	-	145,493,285
Construction and land	15,543,517	-	1,570,403	-	17,113,920
	297,831,169	9,282,262	8,326,564	153,316	315,593,311

Commercial business	76,592,837	374,615	111,305	-	77,078,757

Consumer:
Home equity	13,158,018	-	77,261	-	13,235,279
Automobile and other	1,660,806	-	-	-	1,660,806
	14,818,824	-	77,261	-	14,896,085

Total	$389,242,830	$9,656,877	$8,515,130	$153,316	$407,568,153

December 31, 2014

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$116,218,120	$280,067	$936,372	$157,263	$117,591,822
Multi-family	37,340,022	2,711,061	1,340,779	-	41,391,862
Commercial	113,447,231	12,016,499	3,951,584	-	129,415,314
Construction and land	26,892,171	-	1,698,574	-	28,590,745
	293,897,544	15,007,627	7,927,309	157,263	316,989,743

Commercial business	73,372,401	471,925	140,541	-	73,984,867

Consumer:
Home equity	13,444,685	-	79,300	-	13,523,985
Automobile and other	1,772,431	-	-	-	1,772,431
	15,217,116	-	79,300	-	15,296,416

Total	$382,487,061	$15,479,552	$8,147,150	$157,263	$406,271,026

17.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for the periods indicated. The unpaid contractual balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of March 31, 2015			As of December 31, 2014

	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$769,309	$608,249	$-	$551,510	$467,191	$-
Multi-family	1,701,764	1,219,286	-	1,823,257	1,340,779	-
Commercial	776,531	776,531	-	768,533	768,533	-
Construction and land	1,511,474	1,511,474	-	3,412,264	1,639,030	-
	4,759,078	4,115,540	-	6,555,564	4,215,533	-

Commercial business	-	-	-	215,350	25,095	-

Consumer:
Home equity	54,613	54,613	-	55,550	55,550	-

Subtotal	$4,813,691	$4,170,153	$-	$6,826,464	$4,296,178	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$619,801	$619,801	$194,694	$851,010	$799,526	$91,688
Commercial	964,126	820,727	117,798	1,691,064	1,498,829	155,863
	1,583,927	1,440,528	312,492	2,542,074	2,298,355	247,551

Commercial business	111,305	111,305	111,305	115,446	115,446	115,446

Consumer:
Home equity	9,902	9,902	9,902	9,902	9,902	9,902

Subtotal	1,705,134	1,561,735	433,699	2,667,422	2,423,703	372,899
Total	$6,518,825	$5,731,888	$433,699	$9,493,886	$6,719,881	$372,899

18.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

	For the three months ended March 31, 2015			For the three months ended March 31, 2014

	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$626,897	$1,706	$-	$975,750	$480	$-
Multi-family	1,280,033	-	-	1,156,380	-	-
Commercial	772,532	-	-	818,333	4,254	-
Construction and land	1,575,252	2,267	-	652,213	-	-
	4,254,714	3,973	-	3,602,676	4,734	-

Commercial business	12,547	-	-	-	-	-

Consumer:
Home equity	55,082	256	-	136,973	261	-

Subtotal	$4,322,343	$4,229	$-	$3,739,649	$4,995	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$709,663	$5,711	$-	$669,294	$-	$-
Multi-family	-	-	-	828,887	-	-
Commercial	1,159,778	4,270	-	1,252,499	3,186	-
Construction and land	-	-	-	463,903	-	-
	1,869,441	9,981	-	3,214,583	3,186	-

Commercial business	113,375	1,893	-	129,823	2,435	-

Consumer:
Home equity	9,902	-	-	15,024	-	-

Subtotal	1,992,718	11,874	-	3,359,430	5,621	-
Total	$6,315,061	$16,103	$-	$7,099,079	$10,616	$-

19.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

The Company had allocations of $368,757 of specific reserves on $4,713,072 of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2015. The Company had $328,442 of allocations of specific reserves on $5,661,342 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2014. The amount the Company had committed to lend to loan customers that are classified as troubled debt restructurings was not material as of March 31, 2015 or December 31, 2014.

During the three months ending March 31, 2015 and 2014, there were no loans modified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2015.

There was one loan classified as a troubled debt restructuring for which there was a payment default within twelve months following the modification during the three months ended March 31, 2014. The loan was categorized as one-to-four family and the recorded investment was $25,253.

A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

The recorded investment in consumer loans collateralized by residential real estate property that was in the process of foreclosure was not material as of March 31, 2015 and December 31, 2014.

NOTE 4 - GOODWILL

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill and intangible assets with indefinite useful lives are no longer amortized; rather they are assessed, at least annually, for impairment. The Company tests goodwill for impairment on an annual basis as of September 30. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During 2014, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed. Additionally, there were no qualitative factors that indicate any possible impairment since our annual test performed at September 30, 2014.

20.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 5 – EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.

	Three Months Ended
	March 31,
	2015	2014

Net income	$1,471,254	$777,153
Basic potential common shares:
Basic weighted average shares outstanding	7,007,283	7,007,283

Dilutive potential common shares	-	-

Diluted weighted average shares outstanding	7,007,283	7,007,283

Basic and diluted earnings per share	$0.21	$0.11

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

21.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Securities: The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios. In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month. Because they are not price quote valuations, the pricing methods are considered Level 2 inputs. At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently has no securities classified within Level 3. During the three months ended March 31, 2015, there were no transfers between Level 1 and Level 2. The valuation methodology was consistent for the three months ended March 31, 2015 and the year ended December 31, 2014.

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

22.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended March 31, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements at March 31, 2015 Using:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$-	$27,735,059	$-	$27,735,059
State and municipal securities	-	45,617,525	-	45,617,525
Other securities	-	248,501	-	248,501
Mortgage-backed: residential	-	34,689,266	-	34,689,266
Total securities available for sale	$-	$108,290,351	$-	$108,290,351

	Fair Value Measurements at December 31, 2014 Using:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$-	$25,869,606	$-	$25,869,606
State and municipal securities	-	45,573,608	-	45,573,608
Other securities	-	248,501	-	248,501
Mortgage-backed: residential	-	32,778,977	-	32,778,977
Total securities available for sale	$-	$104,470,692	$-	$104,470,692

23.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended March 31, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements at March 31, 2015 Using:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans:
Real estate loans:
One-to-four family	$-	$-	$425,107	$425,107
Commercial	-	-	702,929	702,929

Total impaired loans	$-	$-	$1,128,036	$1,128,036

	Fair Value Measurements at December 31, 2014 Using:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
Construction and land	-	-	$1,042,087	1,042,087

Total foreclosed assets	$-	$-	$1,042,087	$1,042,087

Impaired loans:
Real estate loans:
One-to-four family	$-	$-	$707,838	$707,838
Commercial	-	-	1,342,966	1,342,966
	-	-	2,050,804	2,050,804

Total impaired loans	$-	$-	$2,050,804	$2,050,804

24.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Foreclosed assets are collateral dependent and are recorded at the lesser of the recorded investment in the receivable or the appraised value less costs to sell and may be revalued on a nonrecurring basis. There were no foreclosed assets measured at fair value at March 31, 2015. At December 31, 2014, foreclosed assets had a carrying amount of $1,042,087, which was made up of the outstanding balance of $1,754,187, net of cumulative write-downs of $712,100.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,561,735, with a valuation allowance of $433,699 at March 31, 2015, resulting in a net decrease in provision for loan losses of $43,704 for the three months ended March 31, 2015. At December 31, 2014, impaired loans had a principal balance of $2,423,703 with a valuation allowance of $372,899.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Impaired loans:
Real estate loans:
One-to-four family	$425,107	Sales Comparison	Adjustment for difference between comparable sales	-23% to 17%	-7.8%
Commercial	702,929	Income Approach	Investment Capitalization Rates	3% to 27%	12.3%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate:
Construction and land	$1,042,087	Sales Comparison	Adjustment for difference between comparable sales	-10% to 30%	10.3%

Impaired loans:
Real estate loans:
One-to-four family	$707,838	Sales Comparison	Adjustment for difference between comparable sales	-23% to 13%	-7.2%
Commercial	1,342,966	Income Approach	Investment Capitalization Rates	3% to 27%	12.3%

25.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

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

26.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

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

The following information presents estimated fair values of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 that have not been previously presented and the methods and assumptions used to estimate those fair values.

		Fair Value Measurements at March 31, 2015 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$47,348,493	$47,348,493	$-	$-	$47,348,493
Interest-earning time deposits	1,781,352	-	1,781,352	-	1,781,352
Federal Home Loan Bank stock	2,887,763	-	-	-	N/A
Federal Reserve Bank stock	1,676,700	-	-	-	N/A
Loans, net (excluding impaired loans at fair value)	400,763,592	-	-	408,476,156	408,476,156
Loans held for sale	808,200	-	808,200	-	808,200
Accrued interest receivable	1,876,389	-	609,277	1,267,112	1,876,389

Financial liabilities:
Non-interest bearing deposits	63,535,580	63,535,580	-	-	63,535,580
Interest-bearing deposits	445,611,036	320,878,921	125,308,378	-	446,187,299
Federal Home Loan Bank advances	2,489,680	-	2,535,356	-	2,535,356
Securities sold under agreements to repurchase	14,481,695	-	14,481,695	-	14,481,695
Subordinated debentures	4,000,000	-	4,000,000	-	4,000,000
Accrued interest payable	174,929	13,508	161,421	-	174,929

27.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2014 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$49,066,462	$49,066,462	$-	$-	$49,066,462
Interest-earning time deposits	1,776,970	-	1,776,970	-	1,776,970
Federal Home Loan Bank stock	2,887,763	-	-	-	N/A
Federal Reserve Bank stock	1,676,700	-	-	-	N/A
Loans, net (excluding impaired loans at fair value)	398,853,600	-	-	402,238,073	402,238,073
Loans held for sale	100,000	-	100,000	-	100,000
Accrued interest receivable	1,762,310	-	506,888	1,255,422	1,762,310

Financial liabilities:
Non-interest bearing deposits	68,170,743	68,170,743	-	-	68,170,743
Interest-bearing deposits	442,135,896	314,508,234	128,258,671	-	442,766,905
Federal Home Loan Bank advances	2,487,745	-	2,542,945	-	2,542,945
Securities sold under agreement to repurchase	11,848,266	-	11,848,266	-	11,848,266
Subordinated debentures	4,000,000	-	4,000,000	-	4,000,000
Accrued interest payable	174,480	14,359	160,121	-	174,480

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment.

28.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2015. There was no reclassification out of accumulated other comprehensive income for the three months ended March 31, 2015.

Changes in Accumulated Other Comprehensive Income by Component
For the Three Months Ended March 31, 2015(1)
	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at January 1, 2015	$197,331	$197,331

Other comprehensive income before reclassifications	520,943	520,943
Amount reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income	520,943	520,943

Accumulated Other Comprehensive Income at March 31, 2015	$718,274	$718,274

(1) All amounts are net of tax.

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014. There was no reclassification out of accumulated other comprehensive loss for the three months ended March 31, 2014.

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

(1) All amounts are net of tax.

NOTE 9 – SUBSEQUENT EVENTS

On April 28, 2015, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended March 31, 2015. The dividend will be payable to stockholders of record as of May 22, 2015 and is expected to be paid on May 29, 2015.

29.

FIRST CLOVER LEAF FINANCIAL CORP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Annual Report, the words or phrases “will,” “are expected to,” “we believe,” “should,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, but not limited to, (i) changes in general economic conditions, either nationally or in our market areas, that are worse than expected; (ii) competition among depository and other financial institutions; (iii) inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; (iv) adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including Basel III, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations issued thereunder; (v) our ability to enter new markets successfully and capitalize on growth opportunities; (vi) our ability to successfully integrate acquired entities, if any; (vii) changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board; (viii) changes resulting from shutdowns of the federal government; (ix) changes in our organization, compensation and benefit plans; (x) changes in our financial condition or results of operations that reduce capital available to pay dividends; and (xi) changes in the financial condition or future prospects of issuers of securities that we own, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements, which only speak as of the date made.

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

30.

FIRST CLOVER LEAF FINANCIAL CORP.

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

Overview

First Clover Leaf is a financial holding company incorporated under the laws of Maryland. Its wholly owned subsidiary, First Clover Leaf Bank, is a community bank operating with six branch locations in Madison and St. Clair Counties in Illinois. The Bank is the source of all of the Company’s revenue. First Clover Leaf common stock is listed on the NASDAQ Capital Market and is traded under the symbol “FCLF”.

First Clover Leaf’s results of operations depend primarily on net interest income. Net interest income is the difference between the interest earned on interest-earning assets, and the interest paid on interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. The results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

We continue our focus on improving profitability through growth in our balance sheet and increased non-interest income. We recently implemented a comprehensive program focused on increasing our core deposit accounts to achieve increased deposit volume and service fee income. During the first quarter of 2015, we experienced an increase in service charges and fees of $42,000 compared to the same period in 2014. This was related to our focus on growing core deposit accounts. Additionally, our gain on sale of loans increased to $181,000 for the period ended March 31, 2015 from $26,000 for the period ended March 31, 2014. Our total non-interest income increased to $598,000 for the period ended March 31, 2015 from $378,000 for the same period in 2014.

Our net income increased to $1.5 million for the three months ended March 31, 2015 from $777,000 for the same period in 2014. The increase was primarily a result of the increase in non-interest income as

31.

FIRST CLOVER LEAF FINANCIAL CORP.

referenced above, in addition to a $500,000 credit provision for loan losses recorded during the first quarter of 2015 due to a large recovery on a previously charged-off loan. Basic and diluted earnings per share were $0.21 for the three months ended March 31, 2015 compared to $0.11 for the comparable period in 2014.

The following discussion and analysis of our Financial Condition and Asset Quality provides a comparison of our results as of March 31, 2015 to December 31, 2014, while our Operating Results compare the three months ended March 31, 2015 to the three months ended March 31, 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes.

Financial Condition

Total Assets. Total assets increased to $610.7 million at March 31, 2015 from $607.6 million at December 31, 2014. The increase was primarily due to an increase in securities available for sale and in loans, partially offset by lower balances of cash and cash equivalents.

Cash and cash equivalents decreased to $47.3 million at March 31, 2015 from $49.1 million at December 31, 2014 primarily due to the redeployment of funds to address increases in securities available for sale and loans during the first quarter of 2015.

Securities available for sale increased to $108.3 million at March 31, 2015 compared to $104.5 million at December 31, 2014. The increase was due primarily to purchases of $9.0 million partially offset by calls, maturities and principal repayments of $5.9 million. Overall, our U.S. government agency securities and mortgage backed securities each increased $1.9 million.

Loans, net, increased to $401.9 million at March 31, 2015 from $400.9 million at December 31, 2014. The categories with significant increases were commercial real estate and commercial business. Commercial real estate loans increased $16.1 million to $145.5 million at March 31, 2015 from $129.4 million at December 31, 2014. An increase of $11.5 million was due to loans classified as construction and land as of December 31, 2014 moving into permanent financing within the commercial real estate category as of March 31, 2015. Commercial business loans increased $3.1 million to $77.1 million at March 31, 2015 from $74.0 million at December 31, 2014. These increases were partially offset by decreases in construction and land loans, multi-family loans, and one-to-four family loans. Construction and land loans decreased $11.5 million to $17.1 million at March 31, 2015 from $28.6 million at December 31, 2014 primarily due to loans moving into permanent financing within our commercial real estate loan category. Multi-family loans decreased $5.0 million to $36.4 million at March 31, 2015 from $41.4 million at December 31, 2014. One-to-four family loans decreased $1.0 million to $116.6 million at March 31, 2015 from $117.6 million at December 31, 2014.

Total Liabilities. Total liabilities increased to $532.0 million at March 31, 2015 from $530.5 million at December 31, 2014. The increase was primarily due to an increase in securities sold under agreements to repurchase (“Repo Sweeps”) partially offset by a decrease in deposits. Repo Sweeps increased to $14.5 million at March 31, 2015 from $11.8 million at December 31, 2014. The increase was primarily due to normal account fluctuations.

Deposits decreased to $509.1 million at March 31, 2015 from $510.3 million at December 31, 2014. The decrease in deposits was primarily due to normal fluctuations in our business accounts partially offset by an increase in our core deposits in connection with our newly-implemented program to grow core deposits.

Stockholders’ Equity. Stockholders’ equity increased to $78.7 million at March 31, 2015 from $77.1 million at December 31, 2014 primarily due to net income of $1.5 million, and other comprehensive income on securities of $521,000, partially offset by the payment of cash dividends to the holders of our common stock in the amount of $420,000.

32.

FIRST CLOVER LEAF FINANCIAL CORP.

Asset Quality

The Company experienced a decline in non-performing assets as of March 31, 2015 compared to December 31, 2014. The following tables set forth information with respect to the Company’s non-performing and impaired loans and other non-performing assets at the dates indicated:

	March 31,	December 31,
	2015	2014

Non-accrual loans(1)	$4,348,760	$4,676,760
Other impaired loans	1,383,128	2,043,121
Total non-performing loans	5,731,888	6,719,881
Foreclosed assets	3,848,328	3,887,587
Total non-performing assets	$9,580,216	$10,607,468

(1) The entire balance was also classified as impaired as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
Non-performing assets to total assets	1.57%	1.75%
Non-performing loans to total loans	1.41	1.65
Allowance for loan losses to non-performing loans	102.55	82.76
Allowance for loan losses to total loans	1.44	1.37

Non-Performing and Impaired Loans and Other Non-Performing Assets. At March 31, 2015, our total non-performing and impaired loans and other non-performing assets decreased $1.0 million to $9.6 million compared to $10.6 million at December 31, 2014. At March 31, 2015, the Company’s non-accrual loans decreased to $4.3 million from $4.7 million at December 31, 2014.

At March 31, 2015, the Bank had two relationships classified as non-accrual with a balance in excess of $1.0 million. The largest credit was a $1.3 million credit secured by a subdivision development. The credit was placed on non-accrual status during the first quarter of 2013. The development has experienced very limited lot sales, and the cash flow was not sufficient to cover the principal and interest. The Bank received a payoff on this loan early in the second quarter of 2015 from another financial institution. The second non-accrual relationship was a $1.2 million credit to a real estate investor. This credit was placed on non-accrual status in 2012. The investor has experienced cash flow difficulties due to higher vacancy rates and the need for property repairs. Since being placed on non-accrual, $1.1 million in pay-downs from the sale of collateral has been received on this relationship, and a charge-off of $483,000 was recorded in June 2013, all of which was previously reserved. A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale. The borrower has signed a forbearance agreement with the Bank to aid in selling some of the properties to further reduce the debt. We believe the collateral on this loan was sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.

In addition to the non-accrual loans discussed above, we have loans that were accruing interest that we categorize as impaired due to observed credit deterioration or restructured status, which allows us to more easily individually evaluate them for our allowance for loan losses. At March 31, 2015, there were six credits in this classification with a total balance of $1.4 million. The largest loan in this classification at March 31, 2015 was a $497,000 credit to a real estate investor that has experienced cash flow shortfalls. The loan was restructured to allow the creditor to improve the cash flow. The loan was performing in accordance with the restructured terms at March 31, 2015. In comparison, there were seven loans that met this classification at December 31, 2014 with a total balance of $2.0 million.

33.

FIRST CLOVER LEAF FINANCIAL CORP.

The following table presents a summary of our past-due loans as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Loans 30-59 Days Past Due	$1,693,081	$985,335
Loans 60-89 Days Past Due	312,683	192,060
Loans 90 or more Days Past Due	323,856	486,126
Total Past Due Loans	$2,329,620	$1,663,521

Past due balances increased $666,000 from $1.7 million at December 31, 2014 to $2.3 million at March 31, 2015. The category with the largest increase was the 30-59 day category which increased $708,000, and the majority of the increase in past due balances was in the commercial real estate loan category, due to two loans. The 60-89 day category increased $120,000 due to one loan in the commercial real estate loan category, and the 90 or more days category decreased $162,000 and a 1-4 family home was brought current.

The following table presents a summary of our credit quality indicators as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Pass	$389,242,830	$382,487,061
Special Mention	9,656,877	15,479,552
Substandard	8,515,130	8,147,150
Doubtful	153,316	157,263
Total Loans	$407,568,153	$406,271,026

In addition to the decline in total non-performing loans at March 31, 2015 compared to December 31, 2014, loans classified as special mention declined $5.8 million as these balances were upgraded to the Pass category. Loans classified as Substandard increased $368,000 to $8.5 million at March 31, 2015 compared to $8.1 million at December 31, 2014. This increase was due to a commercial real estate loan being downgraded from Special Mention.

At March 31, 2015, the Bank had seven properties classified as foreclosed assets valued at $3.8 million. The foreclosed asset balance declined $39,000 from December 31, 2014 due to two lot sales that occurred during the first quarter of 2015. The collateral on the remaining properties consists of farmland, two residential lot developments, a commercial development, and three single-family residences. All of these properties were transferred into foreclosed assets the property’s fair value, less estimated costs of disposal, at the date of foreclosure. Initial valuation adjustments, if any, are charged against the allowance for loan losses. The properties are evaluated on a non-recurring basis to verify that the recorded amount is supported by its current fair value.

Results of Operations

General. We recorded net income of $1.5 million and $777,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in net income for the three months ended March 31, 2015 resulted primarily from higher net interest income, a $500,000 credit provision for loan losses, and higher non-interest income, partially offset by higher income taxes.

During the three months ended March 31, 2015, yields on loans declined compared to the three months ended March 31, 2014, primarily due to longer-term assets re-pricing at current rates as well as

34.

FIRST CLOVER LEAF FINANCIAL CORP.

competitive market forces. Our commercial loans are the most sensitive to changes in market interest rates because they often have shorter terms to maturity, and, therefore, the interest rates adjust more frequently.

We have also experienced time deposits re-pricing as they mature; however, these fixed-rate contracts do not allow for immediate re-pricing as rates fluctuate. Our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate. Overall, further downward pressure on interest rates is unlikely to significantly benefit our net interest margin or net income because our earning assets are subject to greater downward re-pricing than our deposits. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment. While the decline in industry interest rates has slowed, increasingly competitive market forces continue to pressure the yield on our earning assets.

Net interest income. Net interest income increased to $4.3 million for the three months ended March 31, 2015 from $4.0 million for the three months ended March 31, 2014. This increase was primarily due to a $31.1 million increase in average outstanding loans for the period ended March 31, 2015 compared to the same period in 2014. Net average interest-earning assets were $87.0 million for the three months ended March 31, 2015, compared to $78.3 million for the same period in 2014. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.82% for the three months ended March 31, 2015 from 115.66% for the same period in 2014. Our interest rate spread increased to 3.13% for the three months ended March 31, 2015 from 2.76% for the same period in 2014. Our net interest margin increased to 3.21% for the three months ended March 31, 2015 compared to 2.83% for the same period in 2014. This increase was primarily due to a change in our asset mix with a higher volume of loans yielding an average of 4.31% compared to cash levels yielding an average of 0.28%. The average rate earned on interest-earning assets increased by 35 basis points during the three months ended March 31, 2015 to 3.63% from 3.28% for the same period in 2014, while the average rate paid on interest-bearing liabilities decreased by 2 basis points during these periods to 0.50% from 0.52%.

35.

FIRST CLOVER LEAF FINANCIAL CORP.

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest (5)	Yield/ Rate	Average Outstanding Balance	Interest (5)	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross (1)	$404,066	$4,294	4.31%	$372,985	$4,033	4.39%
Securities (1)	104,916	573	2.21%	116,032	597	2.09%
Federal Reserve Stock	1,677	25	6.00%	-	-	-%
Interest-earning balances from depository institutions	38,263	26	0.28%	89,525	51	0.23%
Total interest-earning assets	548,922	4,918	3.63%	578,542	4,681	3.28%
Non-interest-earning assets	49,937			52,889
Total assets	$598,859			$631,431

Interest-bearing liabilities:
Interest-bearing transaction	$283,078	$175	0.25%	$305,013	$180	0.24%
Savings deposits	30,078	12	0.16%	27,876	12	0.17%
Time deposits	126,866	337	1.08%	125,419	352	1.14%
Securities sold under agreements to repurchase	15,459	1	0.03%	23,911	3	0.05%
Federal Home Loan Bank advances	2,488	26	4.24%	13,981	75	2.18%
Subordinated debentures	4,000	22	2.23%	4,000	22	2.23%
Total interest-bearing liabilities	461,969	573	0.50%	500,200	644	0.52%
Non-interest-bearing liabilities	58,913			57,274
Total liabilities	520,882			557,474
Stockholders’ equity	77,977			73,957
Total liabilities and stockholders’ equity	$598,859			$631,431

Net interest income		$4,345			$4,037
Net interest rate spread (2)			3.13%			2.76%
Net interest-earning assets (3)	$86,953			$78,342
Net interest margin (4)			3.21%			2.83%
Ratio of interest-earning assets to interest-bearing liabilities			118.82%			115.66%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 4.14% and 2.99% for the three months ended March 31, 2015 and 2014, respectively. The tax equivalent basis was computed by calculating the deemed interest on tax-exempt loans and municipal bonds that would have been earned on a fully taxable basis to yield the same after-tax income using a combined federal and state marginal tax rate of 36%.

(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average total interest-earning assets.

(5) Interest on loans includes loan fees collected in the amount of $19,417 and $12,663 for the three months ended March 31, 2015 and 2014, respectively.

36.

FIRST CLOVER LEAF FINANCIAL CORP.

Interest and dividend income. Components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets. Interest and fee income on loans increased to $4.3 million for the three months ended March 31, 2015 from $4.0 million for the same period in 2014. This increase was primarily a result of a higher average balance of loans which was partially offset by a decline in yield primarily due to competitive pressure. The average yield on loans decreased to 4.31% for the three months ended March 31, 2015 from 4.39% for the comparable period in 2014. The average balance of loans was $404.1 million and $373.0 million for the three months ended March 31, 2015 and 2014, respectively.

Interest income on securities decreased to $573,000 for the three months ended March 31, 2015 from $597,000 for the same period in 2014. Interest income on securities decreased primarily due to a lower average balance of securities, partially offset by a higher yield. The average balance of securities was $104.9 million and $116.0 million for the three months ended March 31, 2015 and 2014, respectively. The average yield on securities increased to 2.21% for the three months ended March 31, 2015 from 2.09% for the comparable period in 2014.

Dividend income on Federal Reserve Bank stock was $25,000 for the three months ended March 31, 2015. The average balance of Federal Reserve Bank stock was $1.7 million. The Company was required to purchase the Federal Reserve Bank stock as a result of the Bank’s conversion from a thrift charter to a national bank charter in August 2014. There was no balance at March 31, 2014.

Interest on other interest-earning deposits decreased primarily due to a decrease in average balances. The average balance of other interest-earning deposits was $38.3 million and $89.5 million for the three months ended March 31, 2015 and 2014, respectively. The decrease was due to the redeployment of funds to support an increase in loans, as well as a partial disbursement of a non-customer special purpose deposit account. The average yield on other interest-earning deposits was 0.28% and 0.23% for the three months ended March 31, 2015 and 2014, respectively.

Interest expense. Interest expense on deposits decreased to $525,000 for the three months ended March 31, 2015 from $545,000 for the comparable period in 2014. The average balance of interest-bearing deposits decreased to $440.0 million for the three months ended March 31, 2015 from $458.3 million for the same period in 2014. This decrease was primarily due to a partial disbursement of a non-customer special purpose deposit account.

Interest expense on Federal Home Loan Bank advances decreased to $26,000 for the three months ended March 31, 2015 compared to $75,000 for the same period in 2014. The average balance of Federal Home Loan Bank advances was $2.5 million and $14.0 million for the three months ended March 31, 2015 and 2014, respectively. The average rate on Federal Home Loan Bank advances increased to 4.24% for the three months ended March 31, 2015 compared to 2.18% for the same period in 2014 primarily due to the maturity of short-term advances that had lower rates.

Provision for loan losses. A credit provision of $500,000 was recorded for the three months ended March 31, 2015 compared to no provision expense or credit for the three months ended March 31, 2014. Management determined that the credit provision was appropriate due to improvements in credit quality trends and recoveries received on previously charged-off loans. Non-performing and impaired loans totaled $5.7 million and $6.7 million at March 31, 2015 and December 31, 2014, respectively. The allowance for loan losses to non-performing and impaired loans increased to 102.55% at March 31, 2015, compared to 82.76% at December 31, 2014. During the three months ended March 31, 2015, we received net recoveries of $817,000, compared to net recoveries of $122,000 for the same period in 2014. The provision for loan losses is based upon management’s consideration of current economic conditions; First Clover Leaf’s loan portfolio composition and historical loss experience coupled with current market valuations on collateral; and management’s estimate of probable losses in the portfolio as well as the level of non-performing and impaired loans. While credit quality has improved, we made adjustments to certain qualitative factors as appropriate due to our continued expansion into newer markets and continued segment concentration in real estate loans that are collateral dependent. In addition, recent economic reports indicate that the vacancy rates, occupancy rates, and absorption rates

37.

FIRST CLOVER LEAF FINANCIAL CORP.

are not showing positive movement enough to overcome the economic declines experienced in 2010. Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in First Clover Leaf’s provision for loan losses. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable incurred losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Non-interest income. Non-interest income increased to $598,000 for the three months ended March 31, 2015, compared to $378,000 for the same period in 2014, primarily due to increases in gain on sale of loans, service fees on deposit accounts and other service charges and fees.

Service fees on deposit accounts increased to $107,000 for the three months ended March 31, 2015 from $89,000 for the same period in 2014. The increase was due to higher non-sufficient fund income and treasury management fees during the three months ended March 31, 2015 related to our focus on growing core deposit accounts.

Other service charges and fees increased to $114,000 for the three months ended March 31, 2015 from $90,000 for the comparable period in 2014. The increase was primarily due to higher visa interchange fee income and automated teller machine fees during the three months ended March 31, 2015, also related to our focus on growing core deposit accounts.

Gain on sale of loans totaled $181,000 and $26,000 for the three months ended March 31, 2015 and 2014, respectively. The increase was due to a higher volume of loan sales for the three months ended March 31, 2015 compared to the same period in 2014. In an effort to increase loan gains, the Company has added additional one-to-four family real estate products and will continue the focus on increasing the volume of loans originated and sold. We sold loans totaling $7.0 million and $908,000 during the three months ended March 31, 2015 and 2014, respectively.

Non-interest expense. Non-interest expense remained relatively unchanged at $3.4 million for the three months ended March 31, 2015 and 2014. However, we experienced fluctuations within certain categories. The primary changes included an increase in compensation and employee benefits expense, partially offset by decreases in occupancy expense, foreclosed asset related expenses and amortization of core deposit intangible.

Compensation and employee benefits increased to $1.9 million for the three months ended March 31, 2015 from $1.8 million for the same period in 2014 primarily due to the addition of a supplemental retirement plan effective July 1, 2014, and increased employee insurance expenses.

Occupancy expense decreased to $391,000 for the three months ended March 31, 2015 compared to $404,000 for the same period in 2014 primarily due to less snow removal expense in the 2015 period.

Foreclosed asset related expenses decreased to $2,000 for the three months ended March 31, 2015 from $74,000 for the comparable period in 2014. The higher expense in the 2014 period was primarily due to necessary property repairs on a property that was sold later in 2014.

Amortization of core deposit intangible expense was $14,000 and $31,000 for the three months ended March 31, 2015 and 2014, respectively. The decrease was in accordance with our amortization schedule based on the double declining balance methodology.

Income taxes. Income tax expense increased to $618,000 for the three months ended March 31, 2015 compared to $276,000 for the same period in 2014 primarily as a result of higher pre-tax income for the three months ended March 31, 2015 along with a higher effective tax rate. The effective tax rate was 29.6% for the three months ended March 31, 2015 compared to 26.2% for the comparable period in 2014. The effective tax rate for the three months ended March 31, 2015 was higher primarily due to tax exempt income comprising a lower portion of total income, partially offset by the state tax rate being lowered to 7.75% from the prior year rate of 9.5%.

38.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2015 and December 31, 2014, $47.3 million and $49.1 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the FHLB.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements under Item 1 of Part I of this 10-Q.

Our primary investing activities are the origination of loans and the purchase of investment securities. Loan originations exceeded principal collections on loans by $469,000 for the three months ended March 31, 2015, compared to principal collections exceeding loan originations by $7.0 million for the same period in 2014. Cash received from calls, maturities, and principal repayments of available-for-sale investment securities totaled $5.9 million and $14.1 million for the three months ended March 31, 2015 and 2014, respectively. We purchased $9.0 million and $8.9 million of available-for-sale investment securities during the three months ended March 31, 2015 and 2014, respectively.

Deposit flows are generally affected by market interest rates, products offered by local competitors, and other factors. Net deposits decreased by $1.2 million during the three months ended March 31, 2015 compared to an increase of $22.2 million for the same period in 2014.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. We had $2.5 million of advances from the FHLB at March 31, 2015 and December 31, 2014. At March 31, 2015, we had additional available credit of approximately $78.5 million. Additionally, we have the ability to purchase funds through our affiliation with Promontory Interfinancial Network if we require additional liquidity. At March 31, 2015, the funds available for purchase through this program totaled $61.0 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations. Failure by a national bank to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. As of March 31, 2015, under regulatory standards, the Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

39.

FIRST CLOVER LEAF FINANCIAL CORP.

The Bank’s actual capital amounts and ratios under Basel III as of March 31, 2015 are presented in the following table. The Bank’s actual capital amounts and ratios as of December 31, 2014 are presented for comparison.

As of March 31, 2015
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$69,799,000	16.01%	$19,621,000	4.50%	$28,341,000	6.50%

Tier I Capital to Adjusted Total Assets	69,799,000	11.88%	23,499,000	4.00%	29,373,000	5.00%

Tier I Capital to Risk Weighted Assets	69,799,000	16.01%	26,161,000	6.00%	34,882,000	8.00%

Total Capital to Risk Weighted Assets	74,189,000	17.02%	34,882,000	8.00%	43,602,000	10.00%

As of December 31, 2014
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$67,995,000	11.22%	$24,235,000	4.00%	$30,294,000	5.00%

Tier I Capital to Risk Weighted Assets	67,995,000	16.36%	16,623,000	4.00%	24,935,000	6.00%

Total Capital to Risk Weighted Assets	71,949,000	17.31%	33,247,000	8.00%	41,558,000	10.00%

The Company’s actual consolidated capital amounts and ratios under Basel III as of March 31, 2015 are presented in the following table. The Company’s actual consolidated capital amounts and ratios as of December 31, 2014 are presented for comparison.

40.

FIRST CLOVER LEAF FINANCIAL CORP.

As of March 31, 2015
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$66,557,000	15.25%	$19,636,000	4.50%	$28,363,000	6.50%

Tier I Capital to Adjusted Total Assets	66,557,000	10.70%	24,885,000	4.00%	31,107,000	5.00%

Tier I Capital to Risk Weighted Assets	66,557,000	15.25%	26,181,000	6.00%	34,908,000	8.00%

Total Capital to Risk Weighted Assets	74,947,000	17.18%	34,908,000	8.00%	43,635,000	10.00%

As of December 31, 2014
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$65,256,000	10.54%	$24,764,000	4.00%	$30,955,000	5.00%

Tier I Capital to Risk Weighted Assets	65,256,000	15.70%	16,630,000	4.00%	24,945,000	6.00%

Total Capital to Risk Weighted Assets	73,210,000	17.61%	33,260,000	8.00%	41,576,000	10.00%

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion). The Company and the Bank, along with other community banking organizations, became subject to the Basel III Rules effective January 1, 2015. As of March 31, 2015, the Company and the Bank met the requirements to be “well capitalized” under the Basel III Rules.

The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expanded the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital. A number of instruments that qualified previously as Tier 1 capital no longer qualify, or their qualifications may change as the Basel III rules are fully implemented. The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the previous treatment for accumulated other comprehensive income. The Bank elected this one-time opt-out to exclude accumulated other comprehensive income from regulatory capital with the filing of its regulatory reports for first quarter of 2015.

The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  Management will continue to assess the effect of the Basel III Rules during the phase-in period and the impact they may have on the Bank’s and the Company’s capital positions and will monitor developments in this area. At present, management concludes that its current capital structure and the execution of its capital plan will be sufficient to meet and exceed the revised regulatory capital ratios as required by the new Basel III Rules.

41.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at March 31, 2015 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments

Commitments to extend credit	$32,590,633	$34,144,118	$66,734,751	3.00% - 18.00%
Standby letters of credit	1,779,544	225,765	2,005,309	3.50% - 6.00%

Loans sold to the FHLB under the Mortgage Partnership Finance (“MPF”) program are sold with recourse. The Bank has an agreement to sell residential loans of up to $81.0 million to the FHLB, of which approximately $72.2 million had been sold as of March 31, 2015. As a part of the agreement, the Bank had a maximum credit enhancement of $1.1 million at March 31, 2015. The Company intends to continue originating and selling mortgage loans while retaining the servicing of the loans. In addition to the MPF program, the Company currently has a relationship to sell loans to Fannie Mae. These loans are also sold with recourse. The Company has a recourse liability reserve established. Since the Company has no loss experience at this time, we utilized the current Fannie Mae loss history rates in the calculation of our reserve.

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

42.

FIRST CLOVER LEAF FINANCIAL CORP.

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

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of December 31, 2014. The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value (“NPV”). The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 400 basis points or decreases of 100 points in 100 basis point increments. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest” column.

The table below sets forth, as of December 31, 2014, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Continued)

December 31, 2014
		NPV			Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated	Estimated Increase (Decrease) in NPV
Change in Interest		NPV	Amount	Percent	NPV Ratio	Change

+400	bp	$65,349	$(20,120)	(24)%	12.03%	(201)	bp
+300	bp	73,117	(12,352)	(14)	13.08	(96)	bp
+200	bp	79,432	(6,037)	(7)	13.78	(26)	bp
+100	bp	84,576	(893)	(1)	14.25	21	bp
—	bp	85,469	—	—	14.04	—	bp
-100	bp	88,703	3,234	4	14.28	24	bp

The table above indicates that at December 31, 2014 in the event of a 100 basis point decrease in interest rates, we would experience a 4% increase in the net portfolio value. In the event of a 400 basis point increase in interest rates, we would experience a 24% decrease in the net portfolio value. Management does not believe that the Company’s primary market risk exposures at March 31, 2015, and how those exposures were managed during the three months ended March 31, 2015, have changed materially when compared to the immediately preceding quarter ended December 31, 2014. However, the Company’s primary market risk exposure has not yet been quantified at March 31, 2015 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions such as the duration of our assets and liabilities as it relates to prepayments on loans and the average life of non-maturing deposits. In addition, we make rate assumptions for loans and deposits that are re-pricing. These assumptions may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of the interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the

43.

FIRST CLOVER LEAF FINANCIAL CORP.

period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or re-pricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of the interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

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

44.

FIRST CLOVER LEAF FINANCIAL CORP.

PART II - Other Information

Item 1 - Legal Proceedings.

We and our subsidiaries are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At March 31, 2015, we and our subsidiaries were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A – Risk Factors.

Not required.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	None.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 – Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 – Exhibits.

(a) Exhibits.

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32:	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101:	The following financial statements as of and for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

45.

FIRST CLOVER LEAF FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE:	May 15, 2015	BY:	/s/ P. David Kuhl

P. David Kuhl,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald

Darlene F. McDonald,
Executive Vice-President and Chief Financial Officer

46.