Form 10-Q
period 2015-06-30
First Clover Leaf Financial Corp.
filed 2015-08-14
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 3, 2015
Common Stock, par value $.10 per share	7,006,883

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Cash and due from banks	$12,201,128	$9,047,872
Interest-earning deposits	16,488,576	18,238,145
Federal funds sold	14,301,538	21,780,445
Total cash and cash equivalents	42,991,242	49,066,462

Interest-earning time deposits	1,785,744	1,776,970
Securities available for sale	104,399,874	104,470,692
Federal Home Loan Bank stock	1,747,763	2,887,763
Federal Reserve Bank stock	1,676,700	1,676,700
Loans, net of allowance for loan losses of $5,899,024 and $5,561,442 at June 30, 2015 and December 31, 2014, respectively	393,069,712	400,904,404
Loans held for sale	749,313	100,000
Property and equipment, net	10,128,247	10,380,310
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	15,108,993	14,876,960
Core deposit intangible	167,010	196,000
Foreclosed assets	3,797,198	3,887,587
Mortgage servicing rights	1,019,452	961,823
Accrued interest receivable	1,720,906	1,762,310
Other assets	3,240,019	3,281,496

Total assets	$592,987,496	$607,614,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$55,347,801	$68,170,743
Interest-bearing	424,052,330	442,135,896
Total deposits	479,400,131	510,306,639

Federal Home Loan Bank advances	17,491,615	2,487,745
Securities sold under agreements to repurchase	11,740,027	11,848,266
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	202,432	174,480
Other liabilities	1,359,958	1,667,777
Total liabilities	514,194,163	530,484,907

Stockholders' Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	-	-
Common stock, $.10 par value, 20,000,000 shares authorized, 7,006,883 and 7,007,283 shares issued and outstanding at June 30, 2015 and December 31, 2014	700,688	700,728
Additional paid-in capital	55,815,556	55,818,936
Retained earnings	22,255,783	20,412,898
Accumulated other comprehensive income	21,306	197,331
Total stockholders' equity	78,793,333	77,129,893

Total liabilities and stockholders' equity	$592,987,496	$607,614,800

See notes to consolidated financial statements.

3.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$4,429,579	$4,102,934	$8,723,018	$8,135,545
Securities:
Taxable interest income	249,252	320,073	538,435	645,497
Nontaxable interest income	288,752	274,101	572,775	546,089
Federal Reserve Bank dividends	25,250	-	50,301	-
Interest-earning deposits, federal funds sold, and other	29,471	61,815	55,696	112,878
Total interest and dividend income	5,022,304	4,758,923	9,940,225	9,440,009

Interest expense:
Deposits	522,875	527,261	1,047,503	1,071,778
Federal Home Loan Bank advances	40,522	74,811	66,337	149,492
Securities sold under agreements to repurchase	757	912	1,585	3,677
Subordinated debentures	22,159	21,446	43,816	43,222
Total interest expense	586,313	624,430	1,159,241	1,268,169

Net interest income	4,435,991	4,134,493	8,780,984	8,171,840

Provision (credit) for loan losses	-	-	(500,000)	-

Net interest income after provision (credit) for loan losses	4,435,991	4,134,493	9,280,984	8,171,840

Non-interest income:
Service fees on deposit accounts	123,403	117,024	230,311	205,729
Other service charges and fees	117,241	103,861	231,094	194,221
Loan servicing fees	74,833	68,868	147,601	140,509
Gain on sale of loans	294,971	186,645	476,092	212,700
Other	130,178	(104,513)	253,954	(3,697)
	740,626	371,885	1,339,052	749,462

Non-interest expense:
Compensation and employee benefits	1,925,756	1,779,872	3,777,393	3,591,032
Occupancy expense	365,392	424,185	756,151	827,711
Data processing services	184,644	195,467	376,434	380,840
Director fees	49,933	42,800	97,683	85,650
Professional fees	134,102	176,917	261,446	300,030
FDIC insurance premiums	94,000	120,000	204,000	237,102
Foreclosed asset related expenses	35,039	182,968	37,238	257,417
Amortization of core deposit intangible	14,505	14,505	28,990	45,990
Amortization of mortgage servicing rights	35,054	20,388	57,939	38,390
Other	668,542	652,457	1,264,004	1,206,889
	3,506,967	3,609,559	6,861,278	6,971,051

Income before income taxes	1,669,650	896,819	3,758,758	1,950,251

Income tax expense	457,170	187,010	1,075,024	463,289

Net income	$1,212,480	$709,809	$2,683,734	$1,486,962

Basic and diluted earnings per share	$0.17	$0.10	$0.38	$0.21
Dividends per share	$0.06	$0.06	$0.12	$0.12

See notes to consolidated financial statements.

4.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$1,212,480	$709,809	$2,683,734	$1,486,962
Other comprehensive income:
Unrealized (losses) gains on securities available for sale arising during the period	(1,142,570)	1,235,308	(278,293)	2,626,239
Reclassification adjustment for realized gains included in income	-	-	-	-
Tax effect	445,602	(457,064)	102,268	(971,710)
Total other comprehensive income (loss)	(696,968)	778,244	(176,025)	1,654,529
Comprehensive income	$515,512	$1,488,053	$2,507,709	$3,141,491

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$2,683,734	$1,486,962
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	(27,026)	(9,572)
Premiums and discounts on securities	412,574	498,661
Core deposit intangible	28,990	45,990
Mortgage servicing rights	57,939	38,390
Fair value adjustments	(31,454)	(46,357)
Credit for loan losses	(500,000)	-
Depreciation	303,028	286,469
Gain on sale of loans	(476,092)	(212,700)
Loss on sale of property and equipment	-	75,039
Loss (gain) on sale of foreclosed assets	(2,241)	197,199
Write-down on foreclosed assets	12,000	39,723
Earnings on bank-owned life insurance	(232,033)	(144,028)
Increase in mortgage servicing rights	(115,568)	(47,740)
Proceeds from sales of loans held for sale	17,767,967	6,576,425
Originations of loans held for sale	(17,941,188)	(6,624,660)
Change in assets and liabilities:
Accrued interest receivable and other assets	185,149	(301,036)
Accrued interest payable	27,952	(13,419)
Other liabilities	(307,819)	792,248
Net cash provided by operating activities	1,845,912	2,637,594

(Continued)

See notes to consolidated financial statements.

5.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from investing activities
Purchase of interest-earning time deposits	$(8,774)	$(4,359)
Available for sale securities:
Purchases	(9,572,644)	(17,864,498)
Proceeds from calls, maturities, and principal repayments	8,972,615	21,170,941
Redemption of FHLB stock	1,140,000	-
Decrease (increase) in loans	8,385,058	(9,643,279)
Purchase of property and equipment	(59,001)	(1,183,161)
Proceeds from the sale of property and equipment	-	242,304
Proceeds from the sale of foreclosed assets	80,630	767,011
Purchase of bank-owned life insurance	-	(6,000,000)
Net cash provided by (used in) investing activities	8,937,884	(12,515,041)

Cash flows from financing activities
Net (decrease) increase in deposit accounts	(30,906,508)	26,033,436
Net decrease in securities sold under agreements to repurchase	(108,239)	(11,781,548)
Proceeds from Federal Home Loan Bank advances	15,000,000	-
Repurchase of common stock	(3,420)	-
Cash dividends paid	(840,849)	(840,874)
Net cash (used in) provided by financing activities	(16,859,016)	13,411,014

Net (decrease) increase in cash and cash equivalents	(6,075,220)	3,533,567

Cash and cash equivalents:
Beginning	49,066,462	84,693,825

Ending	$42,991,242	$88,227,392

Supplemental schedule of noncash investing and financing activities
Assets acquired in settlement of loans	$-	$98,907
Loans made to finance sales of foreclosed assets	-	383,230

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,127,419	$1,277,718
Income taxes, net of refunds	1,052,500	675,000

See notes to consolidated financial statements.

6.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

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

The Company is a one-bank holding company, whose wholly-owned bank subsidiary, First Clover Leaf Bank (the “Bank”), provides deposits and loans to individual and corporate customers in Madison and St. Clair Counties in Illinois. In addition, the Bank recently opened a loan production office in Clayton, Missouri. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products and services. Additionally, the Company and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies. In August 2014, the Bank converted from a federal savings and loan association to a nationally chartered bank. First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF.”

Recent Accounting Pronouncements: The following accounting standards were recently issued relating to the financial services industry:

In May 2014, the Financial Accounting Standard Board (the “FASB”) issued an update creating FASB Topic 606, Revenue from Contracts with Customers.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In June 2014, the FASB amended existing guidance related to repurchase-to-maturity transactions, repurchase financings, and disclosures (ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures). These amendments align the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Pursuant to the revised guidance, these transactions are accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial

7.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which result in outcomes referred to as off-balance-sheet accounting. These amendments require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. These amendments also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in this update are effective for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

Reclassifications: Certain reclassifications have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s net income or total stockholders’ equity.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities with gross unrealized gains and losses as of the dates indicated are summarized as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$27,723,791	$53,113	$(243,829)	$27,533,075
State and municipal securities	43,807,490	797,574	(512,123)	44,092,941
Other securities(1)	248,501	-	-	248,501
Mortgage-backed: residential	32,585,164	143,072	(202,879)	32,525,357

	$104,364,946	$993,759	$(958,831)	$104,399,874

	December 31, 2014
U.S. government agency obligations	$26,280,359	$31,628	$(442,381)	$25,869,606
State and municipal securities	44,828,579	1,025,719	(280,690)	45,573,608
Other securities(1)	248,501	-	-	248,501
Mortgage-backed: residential	32,800,032	176,321	(197,376)	32,778,977

	$104,157,471	$1,233,668	$(920,447)	$104,470,692

(1) Includes a Certificate of Deposit in the amount of $245,000

8.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014, are summarized as follows:

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$7,490,052	$(34,042)	$8,306,513	$(209,787)	$15,796,565	$(243,829)
State and municipal securities	13,115,424	(226,881)	5,341,642	(285,242)	18,457,066	(512,123)
Mortgage-backed: residential	16,635,521	(112,968)	5,270,974	(89,911)	21,906,495	(202,879)

	$37,240,997	$(373,891)	$18,919,129	$(584,940)	$56,160,126	$(958,831)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$6,477,461	$(26,717)	$12,615,391	$(415,664)	$19,092,852	$(442,381)
State and municipal securities	7,102,666	(43,614)	9,369,188	(237,076)	16,471,854	(280,690)
Mortgage-backed: residential	1,474,590	(28,841)	15,744,126	(168,535)	17,218,716	(197,376)

	$15,054,717	$(99,172)	$37,728,705	$(821,275)	$52,783,422	$(920,447)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At June 30, 2015, the Company had 79 securities in an unrealized loss position which included: 12 agency securities, 44 state and municipal securities, and 23 mortgage-backed securities. This was an increase from 72 securities at December 31, 2014. The unrealized losses resulted from changes in market interest rates and liquidity, as opposed to changes in the probability of contractual cash flows. The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of the amortized cost. Full collection of the amounts due according to the contractual terms of the securities was expected as of June 30, 2015; therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2015.

9.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the Company’s securities at June 30, 2015, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Additionally, an item in our “other securities” category has no stated maturity. Therefore, stated maturities are not disclosed for these items.

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,701,890	$3,711,907
Due after one year through five years	23,843,674	23,844,600
Due after five years through ten years	31,202,236	31,320,834
Due after ten years	13,028,481	12,993,675
Other securities - non-maturing	3,501	3,501
Mortgage-backed: residential	32,585,164	32,525,357

	$104,364,946	$104,399,874

Securities with a carrying amount of approximately $66,600,000 were pledged to secure deposits, as required or permitted by law, at June 30, 2015 and December 31, 2014.

At June 30, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. The Company received no proceeds from the sale of securities for the three and six months ended June 30, 2015 and 2014.

10.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS

The components of the Company’s loans are as follows:

	At June 30,		At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$110,498,356	27.7%	$117,591,822	28.9%
Multi-family	35,735,103	9.0	41,391,862	10.2
Commercial	147,066,108	36.9	129,415,314	31.9
Construction and land	15,044,609	3.8	28,590,745	7.0
	308,344,176	77.4	316,989,743	78.0

Commercial business	75,043,402	18.8	73,984,867	18.2

Consumer:
Home equity	13,287,715	3.3	13,523,985	3.3
Automobile and other	2,072,315	0.5	1,772,431	0.5
	15,360,030	3.8	15,296,416	3.8

Total gross loans	398,747,608	100.0%	406,271,026	100.0%
Deferred loan origination costs, net	221,128		194,820
Allowance for loan losses	(5,899,024)		(5,561,442)

Loans, net	$393,069,712		$400,904,404

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

On occasion, the Company originates loans secured by single-family dwellings with loan to value ratios exceeding 90%. As of June 30, 2015 and December 31, 2014, these loans represented 2.24% and 2.17%, respectively, of our combined one-to-four family and home equity portfolios. The Company did not consider the level of such loans to be a significant concentration of credit as of June 30, 2015 or December 31, 2014.

The recorded investment in loans does not include accrued interest and loan origination fees due to immateriality. The allowance for loan losses does not include a component for undisbursed loan commitments; rather this amount is included in other liabilities.

11.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables present our past-due loans, segregated by class, as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$-	$107,471	$146,737	$254,208	$110,244,148	$110,498,356	$-
Multi-family	-	-	-	-	35,735,103	35,735,103	-
Commercial	90,784	721,042	-	811,826	146,254,282	147,066,108	-
Construction and land	-	-	-	-	15,044,609	15,044,609	-
	90,784	828,513	146,737	1,066,034	307,278,142	308,344,176	-

Commercial business	-	-	-	-	75,043,402	75,043,402	-

Consumer:
Home equity	-	-	120,419	120,419	13,167,296	13,287,715	-
Automobile and other	726	-	-	726	2,071,589	2,072,315	-
	726	-	120,419	121,145	15,238,885	15,360,030	-

Total	$91,510	$828,513	$267,156	$1,187,179	$397,560,429	$398,747,608	$-

	December 31, 2014
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$843,185	$166,965	$408,228	$1,418,378	$116,173,444	$117,591,822	$-
Multi-family	-	-	-	-	41,391,862	41,391,862	-
Commercial	100,220	-	29,810	130,030	129,285,284	129,415,314	-
Construction and land	-	-	-	-	28,590,745	28,590,745	-
	943,405	166,965	438,038	1,548,408	315,441,335	316,989,743	-

Commercial business	-	25,095	-	25,095	73,959,772	73,984,867	-

Consumer:
Home equity	41,930	-	48,088	90,018	13,433,967	13,523,985	-
Automobile and other	-	-	-	-	1,772,431	1,772,431	-
	41,930	-	48,088	90,018	15,206,398	15,296,416	-

Total	$985,335	$192,060	$486,126	$1,663,521	$404,607,505	$406,271,026	$-

12.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

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

Non-accrual loans, segregated by class, are as follows:

	June 30,	December 31,
	2015	2014
Real estate loans:
One-to-four family	$541,482	$589,170
Multi-family	1,041,109	1,340,779
Commercial	1,197,162	1,242,009
Construction and land	-	1,431,619
	2,779,753	4,603,577

Commercial business	-	25,095

Consumer:
Home equity	129,201	48,088

Total non-accrual loans	$2,908,954	$4,676,760

13.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three months ended June 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,315,813	$-	$-	$(201,071)	$1,114,742
Multi-family	439,661	-	4,752	29,155	473,568
Commercial	2,110,850	-	3,971	76,378	2,191,199
Construction and land	729,089	-	-	(61,623)	667,466
	4,595,413	-	8,723	(157,161)	4,446,975

Commercial business	1,051,713	-	11,663	123,272	1,186,648

Consumer
Home equity	220,365	-	-	30,522	250,887
Automobile and other	10,816	-	331	3,367	14,514
	231,181	-	331	33,889	265,401

Total	$5,878,307	$-	$20,717	$-	$5,899,024

	Three months ended June 30, 2014
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,346,963	$(129,484)	$602	$7,771	$1,225,852
Multi-family	494,900	-	-	(56,469)	438,431
Commercial	1,892,631	-	-	(182,816)	1,709,815
Construction and land	641,774	-	-	369,542	1,011,316
	4,376,268	(129,484)	602	138,028	4,385,414

Commercial business	1,157,656	-	5,302	(165,269)	997,689

Consumer
Home equity	165,266	(22,660)	1,017	28,414	172,037
Automobile and other	13,942	-	-	(1,173)	12,769
	179,208	(22,660)	1,017	27,241	184,806

Total	$5,713,132	$(152,144)	$6,921	$-	$5,567,909

14.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

	Six months ended June 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,119,762	$(25,258)	$-	$20,238	$1,114,742
Multi-family	436,833	-	5,752	30,983	473,568
Commercial	1,650,290	(25,742)	4,701	561,950	2,191,199
Construction and land	1,194,917	-	811,350	(1,338,801)	667,466
	4,401,802	(51,000)	821,803	(725,630)	4,446,975

Commercial business	951,215	-	65,953	169,480	1,186,648

Consumer:
Home equity	198,150	-	-	52,737	250,887
Automobile and other	10,275	-	826	3,413	14,514
	208,425	-	826	56,150	265,401

Total	$5,561,442	$(51,000)	$888,582	$(500,000)	$5,899,024

	Six months ended June 30, 2014
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,424,663	$(219,163)	$1,017	$19,335	$1,225,852
Multi-family	661,358	-	-	(222,927)	438,431
Commercial	1,454,455	(1,876)	-	257,236	1,709,815
Construction and land	668,085	-	230,000	113,231	1,011,316
	4,208,561	(221,039)	231,017	166,875	4,385,414

Commercial business	1,219,080	-	8,716	(230,107)	997,689

Consumer:
Home equity	116,478	(43,519)	1,916	97,162	172,037
Automobile and other	46,549	-	150	(33,930)	12,769
	163,027	(43,519)	2,066	63,232	184,806

Total	$5,590,668	$(264,558)	$241,799	$-	$5,567,909

15.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$152,427	$962,315	$1,114,742	$1,183,817	$109,314,539	$110,498,356
Multi-family	-	473,568	473,568	1,041,109	34,693,994	35,735,103
Commercial	73,628	2,117,571	2,191,199	2,576,854	144,489,254	147,066,108
Construction and land	-	667,466	667,466	197,189	14,847,420	15,044,609
	226,055	4,220,920	4,446,975	4,998,969	303,345,207	308,344,176

Commercial business	224,256	962,392	1,186,648	267,095	74,776,307	75,043,402

Consumer:
Home equity	48,329	202,558	250,887	146,376	13,141,339	13,287,715
Automobile and other	-	14,514	14,514	-	2,072,315	2,072,315
	48,329	217,072	265,401	146,376	15,213,654	15,360,030

Total	$498,640	$5,400,384	$5,899,024	$5,412,440	$393,335,168	$398,747,608

	December 31, 2014
	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$91,688	$1,028,074	$1,119,762	$1,266,717	$116,325,105	$117,591,822
Multi-family	-	436,833	436,833	1,340,779	40,051,083	41,391,862
Commercial	155,863	1,494,427	1,650,290	2,267,362	127,147,952	129,415,314
Construction and land	-	1,194,917	1,194,917	1,639,030	26,951,715	28,590,745
	247,551	4,154,251	4,401,802	6,513,888	310,475,855	316,989,743

Commercial business	115,446	835,769	951,215	140,541	73,844,326	73,984,867

Consumer:
Home equity	9,902	188,248	198,150	65,452	13,458,533	13,523,985
Automobile and other	-	10,275	10,275	-	1,772,431	1,772,431
	9,902	198,523	208,425	65,452	15,230,964	15,296,416

Total	$372,899	$5,188,543	$5,561,442	$6,719,881	$399,551,145	$406,271,026

16.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

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

17.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables present our credit quality indicators, segregated by class, as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$109,277,068	$208,878	$865,673	$146,737	$110,498,356
Multi-family	32,031,728	2,662,266	1,041,109	-	35,735,103
Commercial	137,534,678	4,652,179	4,879,251	-	147,066,108
Construction and land	14,788,981	-	255,628	-	15,044,609
	293,632,455	7,523,323	7,041,661	146,737	308,344,176

Commercial business	74,322,247	454,060	267,095	-	75,043,402

Consumer:
Home equity	13,129,367	-	158,348	-	13,287,715
Automobile and other	2,072,315	-	-	-	2,072,315
	15,201,682	-	158,348	-	15,360,030

Total	$383,156,384	$7,977,383	$7,467,104	$146,737	$398,747,608

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$116,218,120	$280,067	$936,372	$157,263	$117,591,822
Multi-family	37,340,022	2,711,061	1,340,779	-	41,391,862
Commercial	113,447,231	12,016,499	3,951,584	-	129,415,314
Construction and land	26,892,171	-	1,698,574	-	28,590,745
	293,897,544	15,007,627	7,927,309	157,263	316,989,743

Commercial business	73,372,401	471,925	140,541	-	73,984,867

Consumer:
Home equity	13,444,685	-	79,300	-	13,523,985
Automobile and other	1,772,431	-	-	-	1,772,431
	15,217,116	-	79,300	-	15,296,416

Total	$382,487,061	$15,479,552	$8,147,150	$157,263	$406,271,026

18.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for the periods indicated. The unpaid contractual balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of June 30, 2015			As of December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$786,856	$712,890	$-	$551,510	$467,191	$-
Multi-family	1,523,587	1,041,109	-	1,823,257	1,340,779	-
Commercial	1,767,215	1,767,215	-	768,533	768,533	-
Construction and land	197,189	197,189	-	3,412,264	1,639,030	-
	4,274,847	3,718,403	-	6,555,564	4,215,533	-

Commercial business	-	-	-	215,350	25,095	-

Consumer:
Home equity	53,839	53,839	-	55,550	55,550	-

Subtotal	$4,328,686	$3,772,242	$-	$6,826,464	$4,296,178	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$470,927	$470,927	$152,427	$851,010	$799,526	$91,688
Commercial	953,037	809,639	73,628	1,691,064	1,498,829	155,863
	1,423,964	1,280,566	226,055	2,542,074	2,298,355	247,551

Commercial business	267,095	267,095	224,256	115,446	115,446	115,446

Consumer:
Home equity	92,537	92,537	48,329	9,902	9,902	9,902

Subtotal	1,783,596	1,640,198	498,640	2,667,422	2,423,703	372,899
Total	$6,112,282	$5,412,440	$498,640	$9,493,886	$6,719,881	$372,899

19.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$660,569	$1,713	$-	$784,205	$483	$-
Multi-family	1,130,198	-	-	1,027,015	-	-
Commercial	1,271,873	14,142	-	933,819	3,455	-
Construction and land	854,331	2,236	-	865,655	-	-
	3,916,971	18,091	-	3,610,694	3,938	-

Commercial business	-	-	-	340,000	-	-

Consumer:
Home equity	54,226	257	-	157,501	313	-

Subtotal	$3,971,197	$18,348	$-	$4,108,195	$4,251	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$545,364	$6,415	$-	$581,242	$-	$-
Multi-family	-	-	-	828,887	-	-
Commercial	815,183	4,262	-	1,223,184	-	-
Construction and land	-	-	-	-	-	-
	1,360,547	10,677	-	2,633,313	-	-

Commercial business	189,200	3,650	-	125,873	2,290	-

Consumer:
Home equity	51,220	115	-	-	-	-

Subtotal	1,600,967	14,442	-	2,759,186	2,290	-
Total	$5,572,164	$32,790	$-	$6,867,381	$6,541	$-

20.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$655,561	$3,419	$-	$822,790	$963	$-
Multi-family	1,200,392	-	-	1,384,698	-	-
Commercial	1,104,093	14,142	-	891,882	7,709	-
Construction and land	1,115,897	4,503	-	648,187	-	-
	4,075,943	22,064	-	3,747,557	8,672	-

Commercial business	8,365	-	-	226,667	-	-

Consumer:
Home equity	54,668	513	-	149,134	574	-
Automobile and other	-	-	-	-	-	-
	54,668	513	-	149,134	574	-
Subtotal	$4,138,976	$22,577	$-	$4,123,358	$9,246	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$630,085	$12,126	$-	$660,875	$-	$-
Multi-family	-	-	-	552,591	-	-
Commercial	1,043,065	8,532	-	1,205,628	3,186	-
Construction and land	-	-	-	309,269	-	-
	1,673,150	20,658	-	2,728,363	3,186	-

Commercial business	164,615	5,543	-	127,840	4,725	-

Consumer:
Home equity	37,447	115	-	10,016	-	-
Automobile and other	-	-	-	-	-	-
	37,447	115	-	10,016	-	-
Subtotal	1,875,212	26,316	-	2,866,219	7,911	-
Total	$6,014,188	$48,893	$-	$6,989,577	$17,157	$-

21.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

The Company had allocations of $119,327 of specific reserves on $4,335,878 of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2015. The Company had $328,442 of allocations of specific reserves on $5,661,342 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2014. The amount the Company had committed to lend to loan customers that are classified as troubled debt restructurings was not material as of June 30, 2015 or December 31, 2014.

During the three and six months ended June 30, 2015, three loans totaling $1,163,970 were modified as troubled debt restructurings. The modifications included payment and maturity changes not available in the market.

The following table presents loans, by class, modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2015:

	Three and six months ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Commercial	2	1,001,803	1,001,803

Commercial business	1	162,167	162,167

Total	3	$1,163,970	$1,163,970

The troubled debt restructurings described above resulted in a net increase in the allowance for loan losses of $98,645 and $103,558 during the three and six months ended June 30, 2015, respectively. There were no charge offs during the three and six months ended June 30, 2015.

During the three and six months ending June 30, 2014, there were no loans modified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2015.

There were four loans classified as a troubled debt restructuring for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2014. The loans were categorized as one-to-four family and the total recorded investment was $87,028. These troubled debt restructurings that subsequently defaulted resulted in a net increase in the allowance for loan losses of $2,647 and resulted in charge-offs of $6,011 during the six months ended June 30, 2014.

A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

The recorded investment in consumer loans collateralized by residential real estate property that was in the process of foreclosure was not material as of June 30, 2015 and December 31, 2014.

22.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

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

NOTE 5 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are shown below.

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$11,740,027	$-	$-	$-	$11,740,027

Gross amount of recognized liabilities for repurchase agreements in Consolidated Balance Sheet					$11,740,027

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$11,848,266	$-	$-	$-	$11,848,266

Gross amount of recognized liabilities for repurchase agreements in Consolidated Balance Sheet					$11,848,266

Securities sold under agreements to repurchase were secured by securities with an approximate carrying amount of $26,979,000 and $32,639,000 at June 30, 2015 and December 31, 2014, respectively. The carrying amount at June 30, 2015 was comprised of $12,449,000 in U.S. government agencies, $8,724,000 in state and municipal securities, and $5,806,000 in mortgage-backed securities. The carrying amount at December 31, 2014 was comprised of $14,352,000 in U.S. government agencies, $10,553,000 in state and municipal securities, and $7,734,000 in mortgage-backed securities. Also included in total borrowings at June 30, 2015 and December 31, 2014 were FHLB advances of $17,492,000 and $2,488,000, respectively.

Given that the value of the securities that are pledged fluctuate due to market conditions, the Company has no control over the market value. If the market value of the securities pledged falls below the repurchase price, the Company is obligated to promptly transfer additional securities, per the terms of the agreements to repurchase.

23.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 6 – EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$1,212,480	$709,809	$2,683,734	$1,486,962
Basic potential common shares:
Basic weighted average shares outstanding	7,006,967	7,007,283	7,007,124	7,007,283

Dilutive potential common shares	-	-	-	-

Diluted weighted average shares outstanding	7,006,967	7,007,283	7,007,124	7,007,283

Basic and diluted earnings per share	$0.17	$0.10	$0.38	$0.21

NOTE 7 - FAIR VALUE MEASUREMENTS

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

24.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

Securities: The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios. In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month. Because they are not price quote valuations, the pricing methods are considered Level 2 inputs. At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently has no securities classified within Level 3. During the six months ended June 30, 2015, there were no transfers between Level 1 and Level 2. The valuation methodology was consistent for the six months ended June 30, 2015 and the year ended December 31, 2014.

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

25.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended June 30, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements at June 30, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$-	$27,533,075	$-	$27,533,075
State and municipal securities	-	44,092,941	-	44,092,941
Other securities	-	248,501	-	248,501
Mortgage-backed: residential	-	32,525,357	-	32,525,357
Total securities available for sale	$-	$104,399,874	$-	$104,399,874

	Fair Value Measurements at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$-	$25,869,606	$-	$25,869,606
State and municipal securities	-	45,573,608	-	45,573,608
Other securities	-	248,501	-	248,501
Mortgage-backed: residential	-	32,778,977	-	32,778,977
Total securities available for sale	$-	$104,470,692	$-	$104,470,692

26.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended June 30, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements at June 30, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Foreclosed assets:
Real estate:
Commercial	$-	$-	$19,000	$19,000

Total foreclosed assets	$-	$-	$19,000	$19,000

Impaired loans:
Real estate loans:
One-to-four family	$-	$-	$318,500	$318,500
Commercial	-	-	736,011	736,011
	-	-	1,054,511	1,054,511

Commercial business	-	-	42,839	42,839

Consumer:
Home equity	-	-	44,208	44,208

Total impaired loans	$-	$-	$1,141,558	$1,141,558

27.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Foreclosed assets:
Real estate:
Construction and land	$-	$-	$1,042,087	$1,042,087

Total foreclosed assets	$-	$-	$1,042,087	$1,042,087

Impaired loans:
Real estate loans:
One-to-four family	$-	$-	$707,838	$707,838
Commercial	-	-	1,342,966	1,342,966
	-	-	2,050,804	2,050,804

Total impaired loans	$-	$-	$2,050,804	$2,050,804

Foreclosed assets are collateral dependent and are recorded at the fair value less costs to sell and may be revalued on a nonrecurring basis. Foreclosed assets measured at fair value less costs to sell on a nonrecurring basis at June 30, 2015, had a net carrying amount of $19,000, which was made up of the outstanding balance of $54,570, net of cumulative write-downs of $35,570, which included $12,000 of write-downs that occurred during the six months ended June 30, 2015. At December 31, 2014, foreclosed assets had a carrying amount of $1,042,087, which was made up of the outstanding balance of $1,754,187, net of cumulative write-downs of $712,100.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,640,198, with a valuation allowance of $498,640 at June 30, 2015, resulting in a net increase in provision for loan losses of $130,053 for the six months ended June 30, 2015. At December 31, 2014, impaired loans had a principal balance of $2,423,703 with a valuation allowance of $372,899.

28.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for significant categories of financial instruments measured at fair value on a non-recurring basis at June 30, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Impaired loans:
Real estate loans:
One-to-four family	$318,500	Sales Comparison	Adjustment for difference between comparable sales	-21% to -7%	-12.6%
Commercial	736,011	Income Approach	Investment Capitalization Rates	3% to 27%	12.3%

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

29.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

30.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The following information presents estimated fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 that have not been previously presented and the methods and assumptions used to estimate those fair values.

		Fair Value Measurements at June 30, 2015 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$42,991,242	$42,991,242	$-	$-	$42,991,242
Interest-earning time deposits	1,785,744	-	1,785,744	-	1,785,744
Federal Home Loan Bank stock	1,747,763	-	-	-	N/A
Federal Reserve Bank stock	1,676,700	-	-	-	N/A
Loans, net (excluding impaired loans at fair value)	391,928,153	-	-	396,007,276	396,007,276
Loans held for sale	749,313	-	749,313	-	749,313
Accrued interest receivable	1,720,906	-	484,562	1,236,344	1,720,906

Financial liabilities:
Non-interest bearing deposits	55,347,801	55,347,801	-	-	55,347,801
Interest-bearing deposits	424,052,330	293,385,245	131,309,763	-	424,695,008
Federal Home Loan Bank advances	17,491,615	-	17,563,905	-	17,563,905
Securities sold under agreements to repurchase	11,740,027	-	11,740,027	-	11,740,027
Subordinated debentures	4,000,000	-	4,000,000	-	4,000,000
Accrued interest payable	202,432	12,938	189,494	-	202,432

31.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

32.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2015. There was no reclassification out of accumulated other comprehensive income for these periods.

Changes in Accumulated Other Comprehensive Income by Component
For the Three Months Ended June 30, 2015(1)
	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at April 1, 2015	$718,274	$718,274

Other comprehensive loss before reclassifications	(696,968)	(696,968)
Amount reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive loss	(696,968)	(696,968)

Accumulated Other Comprehensive Income at June 30, 2015	$21,306	$21,306

(1)	All amounts are net of tax.

Changes in Accumulated Other Comprehensive Income by Component
For the Six Months Ended June 30, 2015(1)
	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at January 1, 2015	$197,331	$197,331

Other comprehensive loss before reclassifications	(176,025)	(176,025)
Amount reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive loss	(176,025)	(176,025)

Accumulated Other Comprehensive Income at June 30, 2015	$21,306	$21,306

(1)	All amounts are net of tax.

33.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following tables summarize the changes within each classification of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2014. There was no reclassification out of accumulated other comprehensive loss for these periods.

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

Changes in Accumulated Other Comprehensive Loss by Component
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

NOTE 10 – SUBSEQUENT EVENTS

On July 28, 2015, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended June 30, 2015. The dividend will be payable to stockholders of record as of August 21, 2015 and is expected to be paid on August 28, 2015.

34.

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

35.

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

Overview

First Clover Leaf is a financial holding company incorporated under the laws of Maryland. Its wholly owned subsidiary, First Clover Leaf Bank, is a community bank operating with six branch locations in Madison and St. Clair Counties in Illinois. In addition, the Bank recently opened a loan production office in Clayton, Missouri. The Bank is the source of all of the Company’s operating revenue. First Clover Leaf common stock is listed on the NASDAQ Capital Market and is traded under the symbol “FCLF”.

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

We continue our focus on improving profitability and increasing non-interest income. We recently implemented a comprehensive program focused on increasing our core deposit accounts to achieve increased deposit volume and service fee income. During the six months ended June 30, 2015, we experienced an increase in service charges and fees of $61,000 compared to the same period in 2014. Additionally, in an effort to increase gains on the sale of loans, we added additional one-to-four family real estate products and will continue to focus on increasing the volume of mortgage loans originated and sold. During the six months ended June 30, 2015 and 2014, we sold loans totaling $17.3 million and $6.4 million, respectively, and our gain on sale of loans increased to $476,000 for the six-month period ended June 30, 2015 from $213,000 for the same period in 2014. Our total non-interest income increased to $1.3 million for the six-month period ended June 30, 2015 from $749,000 for the comparable period in 2014.

36.

Our net income increased to $2.7 million for the six months ended June 30, 2015 from $1.5 million for the same period in 2014. The increase was primarily a result of the increase in non-interest income as referenced above, in addition to a $500,000 credit provision for loan losses recorded during the first quarter of 2015 due to a large recovery on a previously charged-off loan. Basic and diluted earnings per share were $0.38 for the six months ended June 30, 2015 compared to $0.21 for the comparable period in 2014.

The following discussion and analysis of our Financial Condition and Asset Quality provides a comparison of our results as of June 30, 2015 to December 31, 2014, while our Operating Results compare the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes.

Financial Condition

Total Assets. Total assets decreased to $593.0 million at June 30, 2015 from $607.6 million at December 31, 2014. The decrease was primarily due to lower balances of cash and cash equivalents, partial redemption of FHLB stock, and a decrease in loans.

Cash and cash equivalents decreased to $43.0 million at June 30, 2015 from $49.1 million at December 31, 2014 primarily due to the partial disbursement of a non-customer special purpose deposit account. This decrease was partially offset by a new advance from FHLB, a reduction in loans, and a partial redemption of FHLB stock.

FHLB stock decreased to $1.7 million at June 30, 2015 compared to $2.9 million at December 31, 2014. The Company elected to have $1.2 million of excess voluntary stock redeemed during the second quarter of 2015. The Company is required to hold FHLB stock in order to be an FHLB member bank.

Loans, net, decreased to $393.1 million at June 30, 2015 from $400.9 million at December 31, 2014. The categories with significant decreases were one-to-four family, multi-family, and construction and land. One-to-four family loans decreased $7.1 million to $110.5 million at June 30, 2015 from $117.6 million at December 31, 2014. Multi-family loans decreased $5.7 million to $35.7 million at June 30, 2015 from $41.4 million at December 31, 2014. Construction and land loans decreased $13.6 million to $15.0 million at June 30, 2015 from $28.6 million at December 31, 2014. These decreases were partially offset by an increase in commercial real estate loans. This category increased $17.7 million to $147.1 million at June 30, 2015 from $129.4 million at December 31, 2014.

Total Liabilities. Total liabilities decreased to $514.2 million at June 30, 2015 from $530.5 million at December 31, 2014. The decrease was primarily due to a decrease in deposits partially offset by an increase in FHLB advances.

Deposits decreased to $479.4 million at June 30, 2015 from $510.3 million at December 31, 2014. The decrease in deposits was primarily due to the partial disbursement of a non-customer special purpose account along with normal fluctuations in business deposit accounts.

FHLB advances increased to $17.5 million at June 30, 2015 from $2.5 million at December 31, 2014 due to new short and long term advances as a result of the change in deposits and the anticipation of future disbursements of a non-customer special purpose account during the fourth quarter of 2015.

Stockholders’ Equity. Stockholders’ equity increased to $78.8 million at June 30, 2015 from $77.1 million at December 31, 2014 primarily due to net income of $2.7 million, partially offset by the payment of cash dividends to the holders of our common stock in the amount of $841,000.

37.

Asset Quality

The Company experienced a decline in non-performing assets as of June 30, 2015 compared to December 31, 2014. The following tables set forth information with respect to the Company’s non-performing and impaired loans and other non-performing assets at the dates indicated:

	June 30,	December 31,
	2015	2014

Non-accrual loans(1)	$2,908,954	$4,676,760
Other impaired loans	2,503,486	2,043,121
Total non-performing and impaired loans	5,412,440	6,719,881
Foreclosed assets	3,797,198	3,887,587
Total non-performing assets	$9,209,638	$10,607,468

(1) The entire balance was also classified as impaired as of June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
Non-performing assets to total assets	1.55%	1.75%
Non-performing and impaired loans to total loans	1.36	1.65
Allowance for loan losses to non-performing and impaired loans	108.99	82.76
Allowance for loan losses to total loans	1.48	1.37

Non-Performing and Impaired Loans and Other Non-Performing Assets. At June 30, 2015, our total non-performing and impaired loans and other non-performing assets decreased $1.4 million to $9.2 million compared to $10.6 million at December 31, 2014. At June 30, 2015, the Company’s non-accrual loans decreased to $2.9 million from $4.7 million at December 31, 2014. This decrease was primarily due to a $1.4 million loan that was refinanced at another financial institution.

At June 30, 2015, the Bank had one relationship classified as non-accrual with a balance of at least $1.0 million. The relationship was a $1.0 million credit to a real estate investor. This credit was placed on non-accrual status in 2012. The investor has experienced cash flow difficulties due to higher vacancy rates and the need for property repairs. Since being placed on non-accrual, $1.3 million in pay-downs from the sale of collateral has been received on this relationship, and a charge-off of $483,000 was recorded in June 2013. A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale. The borrower has signed a forbearance agreement with the Bank to aid in selling some of the properties to further reduce the debt. We believe the collateral on this loan was sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance.

In addition to the non-accrual loan discussed above, we have loans that were accruing interest that we categorize as impaired due to observed credit deterioration or restructured status, which allows us to more easily individually evaluate them for our allowance for loan losses. At June 30, 2015, there were nine credits in this classification with a total balance of $2.5 million. The largest loan in this classification at June 30, 2015 was a $721,000 credit for a special purpose facility. The borrower has been experiencing insufficient cash flow and the credit has been recently restructured to allow the borrower time to improve cash flow. The second largest credit is a $470,000 credit to a real estate investor that has experienced cash flow shortfalls. The loan was restructured to allow the creditor to improve the cash flow. The loan was performing in accordance with the restructured terms at June 30, 2015. In comparison, there were seven loans that met this classification at December 31, 2014 with a total balance of $2.0 million.

38.

The following table presents a summary of our past due loans as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Loans 30-59 Days Past Due	$91,510	$985,335
Loans 60-89 Days Past Due	828,513	192,060
Loans 90 or more Days Past Due	267,156	486,126
Total Past Due Loans	$1,187,179	$1,663,521

Past due balances decreased $476,000 to $1.2 million at June 30, 2015 from $1.7 million at December 31, 2014. The category with the largest decrease was the 30-59 day category which decreased $894,000. The 60-89 day category increased $636,000 due to one loan in the commercial real estate loan category, and the 90 or more days past due category decreased $219,000 as a 1-4 family real estate loan was brought current.

The following table presents a summary of our credit quality indicators as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Pass	$383,156,384	$382,487,061
Special Mention	7,977,383	15,479,552
Substandard	7,467,104	8,147,150
Doubtful	146,737	157,263
Total Loans	$398,747,608	$406,271,026

In addition to the decline in total non-performing loans at June 30, 2015 compared to December 31, 2014, loans classified as Special Mention declined $7.5 million as four relationships totaling $6.6 million refinanced at another financial institution. Loans classified as Substandard decreased $680,000 to $7.5 million at June 30, 2015 compared to $8.1 million at December 31, 2014.

At June 30, 2015, the Bank had six properties classified as foreclosed assets valued at $3.8 million. The foreclosed asset balance declined $90,000 from December 31, 2014 due to three lot sales that occurred during the first quarter of 2015 and two lot sales that occurred during the second quarter of 2015, along with a house sale. The collateral on the remaining properties consists of farmland, two residential lot developments, a commercial development, and two single-family residences. All of these properties were transferred into foreclosed assets at the property’s fair value, less estimated costs of disposal, at the date of foreclosure. Initial valuation adjustments, if any, are charged against the allowance for loan losses. The properties are evaluated on a non-recurring basis to verify that the recorded amount is supported by its current fair value.

Results of Operations

General. We recorded net income of $1.2 million and $710,000 for the three months ended June 30, 2015 and 2014, respectively. The increase in net income for the three months ended June 30, 2015 resulted primarily from higher net interest income, and higher non-interest income, partially offset by higher income taxes. We recorded net income of $2.7 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net income for the six months ended June 30, 2015 resulted primarily from higher net interest income, a $500,000 credit provision for loan losses, and higher non-interest income, partially offset by higher income taxes.

39.

During the three months ended June 30, 2015, yields on loans increased 0.05% compared to the three months ended June 30, 2014. This increase, however, included an interest recovery of $189,000 from non-accrual loan payoffs during the 2015 period. Without this interest recovery, our yield on loans would have decreased 0.14% for the 2015 period from the same period in 2014.

During the six months ended June 30, 2015, yields on loans decreased slightly to 4.36% compared to 4.38% for the six months ended June 30, 2014. This decrease, however, included an interest recovery of $250,000 from non-accrual loan payoffs during the 2015 period. Without this interest recovery, our yield on loans would have decreased further, to 4.24% for the 2015 period from the same period in 2014. The decline in yield was primarily due to longer-term assets re-pricing at lower current rates as well as competitive market forces driving down rates. Our commercial loans are the most sensitive to changes in market interest rates because they often have shorter terms to maturity, and, therefore, the interest rates adjust more frequently.

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

Net interest income. Net interest income increased to $4.4 million for the three months ended June 30, 2015 from $4.1 million for the comparable period in 2014, primarily due to a $26.1 million increase in average outstanding loans. Net interest income increased to $8.8 million for the six months ended June 30, 2015 from $8.2 million for the same period in 2014. This increase was primarily due to a $28.6 million increase in average outstanding loans for the six-month period ended June 30, 2015 compared to the same period in 2014. Net average interest-earning assets were $87.6 million for the six months ended June 30, 2015, compared to $81.6 million for the same period in 2014. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.96% for the six months ended June 30, 2015 from 116.39% for the same period in 2014. Our interest rate spread increased to 3.14% for the six months ended June 30, 2015, compared to 2.77% for the comparable period in 2014. Our net interest margin increased to 3.22% for the six months ended June 30, 2015 compared to 2.84% for the same period in 2014. This increase was primarily due to a change in our asset mix with a higher volume of loans yielding an average of 4.36% compared to cash levels yielding an average of 0.29%. The average rate earned on interest-earning assets increased by 37 basis points for the six months ended June 30, 2015 to 3.65% from 3.28% for the same period in 2014, while the average rate paid on interest-bearing liabilities remained at 0.51% for these periods.

40.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross (1) (5) (6)	$402,333	$4,430	4.42%	$376,235	$4,103	4.37%
Securities (1)	107,170	538	2.01%	114,240	594	2.09%
Federal Reserve Bank stock	1,677	25	6.00%	-	-	-%
Interest-earning balances from depository institutions	39,570	29	0.29%	90,181	62	0.28%
Total interest-earning assets	550,750	5,022	3.66%	580,656	4,759	3.29%
Non-interest-earning assets	52,499			52,326
Total assets	$603,249			$632,982

Interest-bearing liabilities:
Interest-bearing transaction	$272,232	$159	0.23%	$305,695	$167	0.22%
Savings deposits	30,571	13	0.17%	28,682	13	0.18%
Time deposits	127,831	350	1.10%	128,659	347	1.08%
Securities sold under agreements to repurchase	16,066	1	0.02%	14,754	1	0.03%
Federal Home Loan Bank advances	11,721	41	1.40%	13,983	75	2.15%
Subordinated debentures	4,000	22	2.21%	4,000	21	2.11%
Total interest-bearing liabilities	462,421	586	0.51%	495,773	624	0.50%
Non-interest-bearing liabilities	61,711			62,302
Total liabilities	524,132			558,075
Stockholders’ equity	79,117			74,907
Total liabilities and stockholders’ equity	$603,249			$632,982

Net interest income		$4,436			$4,135
Net interest rate spread (2)			3.15%			2.78%
Net interest-earning assets (3)	$88,329			$84,883
Net interest margin (4)			3.23%			2.86%
Ratio of interest-earning assets to interest-bearing liabilities			119.10%			117.12%

(1)    Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.42% and 3.02% for the three months ended June 30, 2015 and 2014, respectively. The tax equivalent basis was computed by calculating the deemed interest on tax-exempt loans and municipal bonds that would have been earned on a fully taxable basis to yield the same after-tax income using a combined federal and state marginal tax rate of 36%.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Interest on loans includes loan fees collected in the amount of $37,405 and $45,264 for the three months ended June 30, 2015 and 2014, respectively.

(6)	Interest on loans includes $189,000 of interest recaptured from non-accrual loan payoffs for the three months ended June 30, 2015.

41.

	Six Months Ended June 30,			Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross (1) (5) (6)	$403,195	$8,723	4.36%	$374,619	$8,136	4.38%
Securities (1)	106,049	1,111	2.11%	115,131	1,191	2.09%
Federal Reserve Bank stock	1,677	50	6.00%	-	-	-%
Interest-earning balances from depository institutions	38,920	56	0.29%	89,855	113	0.25%
Total interest-earning assets	549,841	9,940	3.65%	579,605	9,440	3.28%
Non-interest-earning assets	51,225			52,606
Total assets	$601,066			$632,211

Interest-bearing liabilities:
Interest-bearing transaction	$277,625	$334	0.24%	$305,356	$347	0.23%
Savings deposits	30,326	25	0.17%	28,281	25	0.18%
Time deposits	127,351	688	1.09%	127,048	700	1.11%
Securities sold under agreements to repurchase	15,764	2	0.03%	19,307	4	0.04%
Federal Home Loan Bank advances	7,130	66	1.87%	13,982	149	2.15%
Subordinated debentures	4,000	44	2.22%	4,000	43	2.17%
Total interest-bearing liabilities	462,196	1,159	0.51%	497,974	1,268	0.51%
Non-interest-bearing liabilities	60,320			59,802
Total liabilities	522,516			557,776
Stockholders’ equity	78,550			74,435
Total liabilities and stockholders’ equity	$601,066			$632,211

Net interest income		$8,781			$8,172
Net interest rate spread (2)			3.14%			2.77%
Net interest-earning assets (3)	$87,645			$81,631
Net interest margin (4)			3.22%			2.84%
Ratio of interest-earning assets to interest-bearing liabilities			118.96%			116.39%

(1)     Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.41% and 3.00% for the six months ended June 30, 2015 and 2014, respectively. The tax equivalent basis was computed by calculating the deemed interest on tax-exempt loans and municipal bonds that would have been earned on a fully taxable basis to yield the same after-tax income using a combined federal and state marginal tax rate of 36%.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Interest on loans includes loan fees collected in the amount of $56,822 and $57,927 for the six months ended June 30, 2015 and 2014, respectively.

(6)	Interest on loans includes $250,000 of interest recaptured from non-accrual loan payoffs for the six months ended June 30, 2015.

Interest and dividend income. The relative components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets. Interest and fee income on loans increased to $4.4 million for the three months ended June 30, 2015 from $4.1 million for the same period in 2014. This increase was primarily a result of a higher average balance of loans along with interest recaptured from non-accrual loan payoffs of $189,000. Interest and fee income on loans increased to $8.7 million for the six months ended June 30, 2015 from $8.1 million for the same period

42.

in 2014. This increase was primarily a result of a higher average balance of loans along with interest recaptured from non-accrual loan payoffs of $250,000. The average yield on loans decreased to 4.36% for the six months ended June 30, 2015 from 4.38% for the comparable period in 2014. Without the interest recapture, the yield on loans would have been 4.24% instead of 4.36% for the six months ended June 30, 2015. The average balance of loans was $403.2 million and $374.6 million for the six months ended June 30, 2015 and 2014, respectively.

Interest income on securities decreased to $538,000 for the three months ended June 30, 2015 from $594,000 for the same period in 2014. Interest income on securities decreased to $1.1 million for the six months ended June 30, 2015 from $1.2 million for the comparable period in 2014. Interest income on securities decreased primarily due to a lower average balance of securities. The average balance of securities declined primarily due to a redeployment of funds to support an average increase in loans as securities matured. The average balance of securities was $106.0 million and $115.1 million for the six months ended June 30, 2015 and 2014, respectively. The average yield on securities increased slightly to 2.11% for the six months ended June 30, 2015 from 2.09% for the comparable period in 2014.

Dividend income on Federal Reserve Bank stock was $25,000 and $50,000 for the three and six months ended June 30, 2015, respectively. The average balance of Federal Reserve Bank stock was $1.7 million for the six months ended June 30, 2015. The Company was required to purchase the Federal Reserve Bank stock as a result of the Bank’s conversion from a thrift charter to a national bank charter in August 2014. Accordingly, there was no balance at June 30, 2014.

Interest on interest-earning deposits decreased significantly due to a decrease in average balances for the three and six months ended June 30, 2015 compared to the same periods in 2014. The average balance of interest-earning deposits was $39.6 million and $90.2 million for the three months ended June 30, 2015 and 2014, respectively. The average balance of interest-earning deposits was $38.9 million and $89.9 million for the six months ended June 30, 2015 and 2014, respectively. The decrease was due to the redeployment of funds to support an average increase in loans, as well as a partial disbursement of a non-customer special purpose deposit account. The average yield on interest-earning deposits was 0.29% and 0.25% for the six months ended June 30, 2015 and 2014, respectively.

Interest expense. Interest expense on deposits decreased to $523,000 for the three months ended June 30, 2015 from $527,000 for the comparable period in 2014. Interest expense on deposits decreased to $1.0 million for the six months ended June 30, 2015 from $1.1 million for the same period in 2014. The decrease in interest expense was primarily due to a decrease in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits decreased to $435.3 million for the six months ended June 30, 2015 from $460.7 million for the same period in 2014. This decrease in average balance was primarily due to a partial disbursement of a non-customer special purpose deposit account along with normal fluctuations in business deposit accounts.

Interest expense on Federal Home Loan Bank advances decreased to $41,000 for the three months ended June 30, 2015 compared to $75,000 for the same period in 2014. Interest expense on Federal Home Loan Bank advances decreased to $66,000 for the six months ended June 30, 2015 compared to $149,000 for the comparable period in 2014. The decrease in interest expense was due to a decrease in average balances and average rates paid. The average balance of Federal Home Loan Bank advances was $11.7 million and $14.0 million for the six months ended June 30, 2015 and 2014, respectively. The average rate on Federal Home Loan Bank advances decreased to 1.40% for the six months ended June 30, 2015 compared to 2.15% for the same period in 2014.

Provision for loan losses. A credit provision of $500,000 was recorded for the six months ended June 30, 2015 compared to no provision expense or credit for the six months ended June 30, 2014. Management determined that the credit provision was appropriate due to improvements in credit quality trends and recoveries received on previously charged-off loans. Non-performing and impaired loans totaled $5.4 million and $6.7 million at June 30, 2015 and December 31, 2014, respectively. During the six months ended June 30, 2015, we received net recoveries of $838,000, compared to net charge-offs of $23,000 for the same period in 2014.

43.

The provision for loan losses is based upon management’s consideration of current economic conditions; First Clover Leaf’s loan portfolio composition and historical loss experience coupled with current market valuations on collateral; and management’s estimate of probable losses in the portfolio as well as the level of non-performing and impaired loans. Our credit quality has improved, which has allowed us not to record a provision in the second quarter; however, we continue to review and make adjustments to certain qualitative factors as appropriate due to our continued expansion into newer markets and continued segment concentration in real estate loans that are collateral dependent. In addition, recent economic reports indicate that in our market areas, the vacancy rates, occupancy rates, and absorption rates are not showing positive movement enough to overcome the economic declines experienced in 2010. Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in First Clover Leaf’s provision for loan losses. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable incurred losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Non-interest income. Non-interest income increased to $741,000 for the three months ended June 30, 2015, compared to $372,000 for the same period in 2014. Non-interest income increased to $1.3 million for the six months ended June 30, 2015, compared to $749,000 for the same period in 2014. For the three and six months ended June 30, 2015, non-interest income increased primarily due to increases in gain on sale of loans, service fees on deposit accounts and other service charges and fees, as well as a reduction in loss on sale of foreclosed assets compared to the same periods in 2014.

Service fees on deposit accounts increased to $123,000 for the three months ended June 30, 2015 from $117,000 for the same period in 2014. Service fees on deposit accounts increased to $230,000 for the six months ended June 30, 2015 from $206,000 for the comparable period in 2014. These increases were due to higher non-sufficient fund income and treasury management fees during the three and six months ended June 30, 2015.

Other service charges and fees increased to $117,000 for the three months ended June 30, 2015 from $104,000 for the comparable period in 2014. Other service charges and fees increased to $231,000 for the six months ended June 30, 2015 from $194,000 for the same period in 2014. These increases were primarily due to higher visa interchange fee income and automated teller machine fees during the three and six months ended June 30, 2015.

Gain on sale of loans totaled $295,000 and $187,000 for the three months ended June 30, 2015 and 2014, respectively. Gain on sale of loans totaled $476,000 and $213,000 for the six months ended June 30, 2015 and 2014, respectively. These increases were due to a higher volume of loan sales for the three and six months ended June 30, 2015 compared to the same periods in 2014. In an effort to increase gains on the sale of loans, the Company has added additional one-to-four family real estate products and will continue to focus on increasing the volume of mortgage loans originated and sold. We sold loans totaling $10.3 million and $5.5 million during the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, we sold loans totaling $17.3 million and $6.4 million, respectively.

Gain (loss) on sale of foreclosed assets, which is included in other non-interest income, was a gain of $4,000 for the three months ended June 30, 2015 compared to a loss of $163,000 for the same period in 2014. For the six months ended June 30, 2015, gains were $2,000 compared to a loss of $197,000 for the comparable period in 2014. The loss for the three and six months ended June 30, 2014 was primarily due to the sale of one significant property.

Non-interest expense. Non-interest expense decreased marginally to $3.5 million for the three months ended June 30, 2015 from $3.6 million for the same period in 2014. Non-interest expense decreased slightly to $6.9 million for the six months ended June 30, 2015 from $7.0 million for the comparable period in 2014. The decrease was primarily due to declines in occupancy expense, professional

44.

fees, FDIC insurance premiums, and foreclosed asset related expenses, partially offset by an increase in compensation and employee benefits expense.

Compensation and employee benefits increased to $1.9 million for the three months ended June 30, 2015 from $1.8 million for the same period in 2014. Compensation and employee benefits increased to $3.8 million for the six months ended June 30, 2015 from $3.6 million for the comparable period in 2014. The increases were primarily due to the addition of a supplemental retirement plan effective July 1, 2014, and increased employee insurance expenses. Salary expense has also increased due to increased commission expense on production-based earners.

Occupancy expense decreased to $365,000 for the three months ended June 30, 2015 compared to $424,000 for the same period in 2014. Occupancy expense decreased to $756,000 for the six months ended June 30, 2015 compared to $828,000 for the comparable period in 2014. These decreases were primarily due to less building repairs and maintenance, lower property taxes, and less rent expense in the 2015 period. During the 2014 period we also incurred office relocation expenses.

Professional fees decreased to $134,000 for the three months ended June 30, 2015 compared to $177,000 for the same period in 2014. Professional fees decreased to $261,000 for the six months ended June 30, 2015 compared to $300,000 for the comparable period in 2014. These decreases were primarily due to declines in the areas of legal, audit and consulting expenses for the 2015 period compared to the same period in 2014.

FDIC insurance premiums decreased to $94,000 for the three months ended June 30, 2015 compared to $120,000 for the same period in 2014. FDIC insurance premiums decreased to $204,000 for the six months ended June 30, 2015 compared to $237,000 for the comparable period in 2014. These decreases were primarily due to declines in the assessment base and rates paid for the 2015 periods.

Foreclosed asset related expenses decreased to $35,000 for the three months ended June 30, 2015 from $183,000 for the comparable period in 2014. Foreclosed asset related expenses decreased to $37,000 for the six months ended June 30, 2015 from $257,000 for the comparable period in 2014. The higher expense in the 2014 period was primarily due to necessary property repairs on a property that was sold later in 2014.

Income taxes. Income tax expense increased to $457,000 for the three months ended June 30, 2015 compared to $187,000 for the same period in 2014 primarily as a result of higher pre-tax income for the three months ended June 30, 2015 along with a higher effective tax rate. Income tax expense increased to $1.1 million for the six months ended June 30, 2015 compared to $463,000 for the same period in 2014 primarily for the same reasons. The effective tax rate was 27.4% for the three months ended June 30, 2015 compared to 20.9% for the comparable period in 2014. The effective tax rate for the three months ended June 30, 2015 was higher primarily due to tax exempt income comprising a lower portion of total income, partially offset by the state tax rate being lowered to 7.75% from the prior year rate of 9.5%. The effective tax rate was 28.6% for the six months ended June 30, 2015 compared to 23.8% for the comparable period in 2014 primarily for the same reasons.

45.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2015 and December 31, 2014, $43.0 million and $49.1 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the FHLB.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements under Item 1 of Part I of this 10-Q.

Our primary investing activities are the origination of loans and the purchase of investment securities. Principal collections on loans exceeded loan originations by $8.4 million for the six months ended June 30, 2015, compared to loan originations exceeding principal collections on loans by $9.6 million for the same period in 2014. Cash received from calls, maturities, and principal repayments of available-for-sale investment securities totaled $9.0 million and $21.2 million for the six months ended June 30, 2015 and 2014, respectively. We purchased $9.6 million and $17.9 million of available-for-sale investment securities during the six months ended June 30, 2015 and 2014, respectively.

Deposit flows are generally affected by market interest rates, products offered by local competitors, and other factors. Net deposits decreased by $30.9 million during the six months ended June 30, 2015 compared to an increase of $26.0 million for the same period in 2014. The decrease in deposits was primarily due to the partial disbursement of a non-customer special purpose account along with normal fluctuations in business deposit accounts.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. We had $17.5 million and $2.5 million of advances from the FHLB at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, we had additional available credit of approximately $65.7 million. Additionally, we have the ability to purchase funds through our affiliation with Promontory Interfinancial Network if we require additional liquidity. At June 30, 2015, the funds available for purchase through this program totaled $61.0 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations. Failure by a national bank to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. As of June 30, 2015, under regulatory standards, the Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

46.

 The Bank’s actual capital amounts and ratios under Basel III as of June 30, 2015 are presented in the following table. The Bank’s actual capital amounts and ratios as of December 31, 2014 are presented for comparison.

	As of June 30, 2015
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$70,129,000	16.41%	$19,228,000	4.50%	$27,773,000	6.50%

Tier I Capital to Adjusted Total Assets	70,129,000	11.84%	23,688,000	4.00%	29,610,000	5.00%

Tier I Capital to Risk Weighted Assets	70,129,000	16.41%	25,637,000	6.00%	34,183,000	8.00%

Total Capital to Risk Weighted Assets	74,411,000	17.41%	34,183,000	8.00%	42,728,000	10.00%

	As of December 31, 2014
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$67,995,000	11.22%	$24,235,000	4.00%	$30,294,000	5.00%

Tier I Capital to Risk Weighted Assets	67,995,000	16.36%	16,623,000	4.00%	24,935,000	6.00%

Total Capital to Risk Weighted Assets	71,949,000	17.31%	33,247,000	8.00%	41,558,000	10.00%

The Company’s actual consolidated capital amounts and ratios under Basel III as of June 30, 2015 are presented in the following table. The Company’s actual consolidated capital amounts and ratios as of December 31, 2014 are presented for comparison.

	As of June 30, 2015
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$67,351,000	15.75%	$19,238,000	4.50%	$27,788,000	6.50%

Tier I Capital to Adjusted Total Assets	67,351,000	11.14%	24,176,000	4.00%	30,220,000	5.00%

Tier I Capital to Risk Weighted Assets	67,351,000	15.75%	25,651,000	6.00%	34,201,000	8.00%

Total Capital to Risk Weighted Assets	75,633,000	17.69%	34,201,000	8.00%	42,751,000	10.00%

	As of December 31, 2014
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$65,256,000	10.54%	$24,764,000	4.00%	$30,955,000	5.00%

Tier I Capital to Risk Weighted Assets	65,256,000	15.70%	16,630,000	4.00%	24,945,000	6.00%

Total Capital to Risk Weighted Assets	73,210,000	17.61%	33,260,000	8.00%	41,576,000	10.00%
47.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion). The Bank, along with other community banking organizations, became subject to the Basel III Rules effective January 1, 2015. As of June 30, 2015, the Company and the Bank met the requirements to be “well capitalized” under the Basel III Rules.

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

48.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at June 30, 2015 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments

Commitments to extend credit	$40,185,500	$33,680,779	$73,866,279	3.00% - 18.00%
Standby letters of credit	1,726,114	185,640	1,911,754	3.50% - 6.00%

Loans sold to the FHLB under the Mortgage Partnership Finance (“MPF”) program are sold with recourse. The Bank has an agreement to sell residential loans of up to $81.0 million to the FHLB, of which approximately $72.2 million had been sold as of June 30, 2015. As a part of the agreement, the Bank had a maximum credit enhancement of $1.1 million at June 30, 2015. The Company intends to continue originating and selling mortgage loans while retaining the servicing of the loans. In addition to the MPF program, the Company currently has a relationship to sell loans to Fannie Mae. These loans are also sold with recourse. The Company has a recourse liability reserve established. Since the Company has no loss experience at this time, we utilized the current Fannie Mae loss history rates in the calculation of our reserve.

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

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of March 31, 2015. The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value (“NPV”). The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 400 basis points or decreases of 100 points in 100 basis point increments. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest” column.

The tables below set forth, as of March 31, 2015 and December 31, 2014, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

49.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Continued)

March 31, 2015
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates	NPV	Amount	Percent	NPV Ratio	Change
+400 bp	$67,563	$(22,928)	(25)%	12.40%	(239) bp
+300 bp	76,129	(14,362)	(16)	13.56	(123) bp
+200 bp	83,112	(7,379)	(8)	14.35	(44) bp
+100 bp	88,853	(1,638)	(2)	14.90	11 bp
0 bp	90,491	-	-	14.79	0 bp
-100 bp	92,728	2,237	2	14.85	6 bp

December 31, 2014
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates	NPV	Amount	Percent	NPV Ratio	Change
+400 bp	$65,349	$(20,120)	(24)%	12.03%	(201) bp
+300 bp	73,117	(12,352)	(14)	13.08	(96) bp
+200 bp	79,432	(6,037)	(7)	13.78	(26) bp
+100 bp	84,576	(893)	(1)	14.25	21 bp
— bp	85,469	—	—	14.04	— bp
-100 bp	88,703	3,234	4	14.28	24 bp

The 2015 table above indicates that at March 31, 2015 in the event of a 100 basis point decrease in interest rates, we would experience a 2% increase in the net portfolio value. In the event of a 400 basis point increase in interest rates, we would experience a 25% decrease in the net portfolio value. Management does not believe that the Company’s primary market risk exposures at June 30, 2015, and how those exposures were managed during the three months ended June 30, 2015, have changed materially when compared to the immediately preceding quarter ended March 31, 2015. However, the Company’s primary market risk exposure has not yet been quantified at June 30, 2015 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

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

50.

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

51.

FIRST CLOVER LEAF FINANCIAL CORP.

PART II - Other Information

Item 1 - Legal Proceedings.

We and our subsidiaries are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At June 30, 2015, we and our subsidiaries were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A – Risk Factors.

Not required.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

April 1 - 30, 2015	400	$8.50	400	44,634
May 1 - 31, 2015	-	$-	-	44,634
June 1 - 30, 2015	-	$-	-	44,634
Total	400		400

(1) The Company’s board of directors approved a stock repurchase plan (the “Plan”) on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, and on December 12, 2008, it increased the number of shares that may be repurchased pursuant to the Plan by an additional 382,641 shares. Additional increases of 25,000 shares to the Plan were made on April 27, 2010, August 24, 2010, November 23, 2010, June 28, 2011, and November 27, 2012. Additional increases of 100,000 shares to the Plan were made on September 25, 2012 and January 22, 2013. Additional increases of 150,000 shares were made on August 23, 2011 and February 26, 2013. An additional increase of 250,000 shares was made on July 23, 2013. The Plan has no expiration date.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 – Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

52.

Item 6 – Exhibits.

(a)	Exhibits.

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32:	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101:	The following financial statements as of and for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

53.

FIRST CLOVER LEAF FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE:	August 14, 2015	BY:	/s/ P. David Kuhl

P. David Kuhl,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald

Darlene F. McDonald,
Executive Vice-President and Chief Financial Officer

54.