Form 10-Q
period 2015-09-30
First Clover Leaf Financial Corp.
filed 2015-11-12
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding November 2, 2015
Common Stock, par value $.10 per share	7,005,883

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS

Cash and due from banks	$13,046,272	$9,047,872
Interest-earning deposits	14,867,959	18,238,145
Federal funds sold	16,311,656	21,780,445
Total cash and cash equivalents	44,225,887	49,066,462

Interest-earning time deposits	3,475,148	2,021,970
Securities available for sale	104,839,652	104,225,692
Federal Home Loan Bank stock	1,747,763	2,887,763
Federal Reserve Bank stock	1,676,700	1,676,700
Loans, net of allowance for loan losses of $5,910,655 and $5,561,442 at September 30, 2015 and December 31, 2014, respectively	411,811,094	400,904,404
Loans held for sale	697,625	100,000
Property and equipment, net	10,003,354	10,380,310
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	15,222,356	14,876,960
Core deposit intangible	152,505	196,000
Foreclosed assets	3,121,564	3,887,587
Mortgage servicing rights	1,029,850	961,823
Accrued interest receivable	1,901,154	1,762,310
Other assets	2,979,207	3,281,496

Total assets	$614,269,182	$607,614,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$60,481,367	$68,170,743
Interest-bearing	438,762,367	442,135,896
Total deposits	499,243,734	510,306,639

Federal Home Loan Bank advances	17,493,550	2,487,745
Securities sold under agreements to repurchase	12,040,148	11,848,266
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	206,941	174,480
Other liabilities	1,521,883	1,667,777
Total liabilities	534,506,256	530,484,907

Stockholders' Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	-	-
Common stock, $.10 par value, 20,000,000 shares authorized, 7,005,883 and 7,007,283 shares issued and outstanding at September 30, 2015 and December 31, 2014	700,588	700,728
Additional paid-in capital	55,806,256	55,818,936
Retained earnings	22,699,535	20,412,898
Accumulated other comprehensive income	556,547	197,331
Total stockholders' equity	79,762,926	77,129,893

Total liabilities and stockholders' equity	$614,269,182	$607,614,800

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$4,225,240	$4,274,076	$12,948,258	$12,409,621
Securities:
Taxable interest income	264,004	304,935	802,439	950,432
Nontaxable interest income	284,628	297,193	857,403	843,282
Federal Reserve Bank dividends	25,709	12,793	76,010	12,793
Interest-earning deposits, federal funds sold, and other	37,666	41,225	93,362	154,103
Total interest and dividend income	4,837,247	4,930,222	14,777,472	14,370,231

Interest expense:
Deposits	549,743	551,766	1,597,246	1,623,544
Federal Home Loan Bank advances	49,698	73,012	116,035	222,504
Securities sold under agreements to repurchase	1,084	1,115	2,669	4,792
Subordinated debentures	22,686	21,692	66,502	64,914
Total interest expense	623,211	647,585	1,782,452	1,915,754

Net interest income	4,214,036	4,282,637	12,995,020	12,454,477

Provision (credit) for loan losses	-	(250,000)	(500,000)	(250,000)

Net interest income after provision (credit) for loan losses	4,214,036	4,532,637	13,495,020	12,704,477

Non-interest income:
Service fees on deposit accounts	130,136	129,465	360,447	335,194
Other service charges and fees	120,475	112,159	351,569	306,380
Loan servicing fees	76,200	69,054	223,801	209,563
Gain on sale of securities	10,821	88,089	10,821	88,089
Gain on sale of loans	170,157	205,616	646,249	418,316
Gain (loss) on sale of assets, net	-	474	-	(74,565)
Gain (loss) on sale of foreclosed assets	(16,755)	40,521	(14,514)	(156,678)
Other	123,651	182,360	375,364	450,901
	614,685	827,738	1,953,737	1,577,200

Non-interest expense:
Compensation and employee benefits	1,858,900	1,807,984	5,636,293	5,399,016
Occupancy expense	397,091	419,850	1,153,242	1,247,561
Data processing services	189,791	195,056	566,225	575,896
Director fees	49,350	47,500	147,033	133,150
Professional fees	139,221	170,757	400,667	470,787
FDIC insurance premiums	64,000	120,000	268,000	357,102
Foreclosed asset related expenses	389,739	62,609	426,977	320,026
Amortization of core deposit intangible	14,505	14,505	43,495	60,495
Amortization of mortgage servicing rights	34,238	37,937	92,177	76,327
Other	596,213	611,429	1,860,217	1,818,318
	3,733,048	3,487,627	10,594,326	10,458,678

Income before income taxes	1,095,673	1,872,748	4,854,431	3,822,999

Income tax expense	231,508	544,721	1,306,532	1,008,010

Net income	$864,165	$1,328,027	$3,547,899	$2,814,989

Basic and diluted earnings per share	$0.12	$0.19	$0.51	$0.40
Dividends per share	$0.06	$0.06	$0.18	$0.18

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$864,165	$1,328,027	$3,547,899	$2,814,989
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period	888,267	(90,103)	609,974	2,536,136
Reclassification adjustment for realized gains included in income	(10,821)	(88,089)	(10,821)	(88,089)
Tax effect	(342,205)	65,931	(239,937)	(905,779)
Total other comprehensive income (loss)	535,241	(112,261)	359,216	1,542,268
Comprehensive income	$1,399,406	$1,215,766	$3,907,115	$4,357,257

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$3,547,899	$2,814,989
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	(41,958)	(35,004)
Premiums and discounts on securities	609,927	747,471
Core deposit intangible	43,495	60,495
Mortgage servicing rights	92,177	76,327
Fair value adjustments	(47,161)	(69,519)
Credit for loan losses	(500,000)	(250,000)
Depreciation	442,450	441,894
Gain on sale of securities	(10,821)	(88,089)
Gain on sale of loans	(646,249)	(418,316)
Loss on sale of property and equipment	-	74,565
Loss on sale of foreclosed assets	14,514	156,678
Write-down on foreclosed assets	355,500	39,723
Earnings on bank-owned life insurance	(345,396)	(261,129)
Increase in mortgage servicing rights	(160,204)	(102,470)
Proceeds from sales of loans held for sale	24,308,230	13,869,469
Originations of loans held for sale	(24,259,606)	(13,750,353)
Change in assets and liabilities:
Accrued interest receivable and other assets	(76,492)	(126,710)
Accrued interest payable	32,461	(17,437)
Other liabilities	(145,894)	(11,643)
Net cash provided by operating activities	3,212,872	3,150,941

(Continued)

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from investing activities
Purchase of interest-earning time deposits	$(1,453,178)	$(6,542)
Available for sale securities:
Purchases	(15,639,250)	(21,107,286)
Proceeds from calls, maturities, and principal repayments	13,424,926	28,664,125
Proceeds from sales	1,630,421	2,759,787
Redemption of FHLB stock	1,140,000	-
Purchase of Federal Reserve Bank stock	-	(1,689,493)
Increase in loans	(10,329,722)	(19,215,487)
Purchase of property and equipment	(77,548)	(1,341,628)
Proceeds from the sale of property and equipment	-	242,304
Proceeds from the sale of foreclosed assets	396,009	1,004,232
Purchase of bank-owned life insurance	-	(6,000,000)
Net cash (used in) investing activities	(10,908,342)	(16,689,988)

Cash flows from financing activities
Net (decrease) increase in deposit accounts	(11,062,905)	23,906,878
Net decrease (increase) in securities sold under agreements to repurchase	191,882	(12,506,716)
Proceeds from Federal Home Loan Bank advances	15,000,000	-
Repayments of Federal Home Loan Bank advances	-	(5,000,000)
Repurchase of common stock	(12,820)	-
Cash dividends paid	(1,261,262)	(1,261,311)
Net cash provided by financing activities	2,854,895	5,138,851

Net decrease in cash and cash equivalents	(4,840,575)	(8,400,196)

Cash and cash equivalents:
Beginning	49,066,462	84,693,825

Ending	$44,225,887	$76,293,629

Supplemental schedule of noncash investing and financing activities
Assets acquired in settlement of loans	$-	$287,982
Loans made to finance sales of foreclosed assets	-	383,230

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,744,186	$1,927,386
Income taxes, net of refunds	1,292,500	815,000

See notes to consolidated financial statements.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

The Company is a single-bank holding company, whose wholly-owned bank subsidiary, First Clover Leaf Bank (the “Bank”), provides deposits and loans to individual and corporate customers in Madison and St. Clair Counties in Illinois. In addition, the Bank recently opened a loan production office in Clayton, Missouri. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products and services. Additionally, the Company and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies. In August 2014, the Bank converted from a federal savings and loan association to a nationally chartered bank. First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF.”

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

In June 2014, the FASB amended existing guidance related to repurchase-to-maturity transactions, repurchase financings, and disclosures (ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures). These amendments align the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Pursuant to the revised guidance, these transactions are accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which result in outcomes referred to as off-balance-sheet accounting. These amendments require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. These amendments also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in this update are effective for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

Reclassifications: Certain reclassifications have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s net income or total stockholders’ equity.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities with gross unrealized gains and losses as of the dates indicated are summarized as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$28,189,284	$133,682	$(24,479)	$28,298,487
State and municipal securities	45,029,413	1,076,180	(229,314)	45,876,279
Other securities	3,501	-	-	3,501
Mortgage-backed: residential	30,705,080	88,836	(132,531)	30,661,385

	$103,927,278	$1,298,698	$(386,324)	$104,839,652

	December 31, 2014
U.S. government agency obligations	$26,280,359	$31,628	$(442,381)	$25,869,606
State and municipal securities	44,828,579	1,025,719	(280,690)	45,573,608
Other securities	3,501	-	-	3,501
Mortgage-backed: residential	32,800,032	176,321	(197,376)	32,778,977

	$103,912,471	$1,233,668	$(920,447)	$104,225,692

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014, are summarized as follows:

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$-	$-	$7,491,280	$(24,479)	$7,491,280	$(24,479)
State and municipal securities	8,569,856	(72,837)	4,879,709	(156,477)	13,449,565	(229,314)
Mortgage-backed: residential	14,664,125	(81,759)	4,449,652	(50,772)	19,113,777	(132,531)

	$23,233,981	$(154,596)	$16,820,641	$(231,728)	$40,054,622	$(386,324)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$6,477,461	$(26,717)	$12,615,391	$(415,664)	$19,092,852	$(442,381)
State and municipal securities	7,102,666	(43,614)	9,369,188	(237,076)	16,471,854	(280,690)
Mortgage-backed: residential	1,474,590	(28,841)	15,744,126	(168,535)	17,218,716	(197,376)

	$15,054,717	$(99,172)	$37,728,705	$(821,275)	$52,783,422	$(920,447)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At September 30, 2015, the Company had 58 securities in an unrealized loss position which included: 5 agency securities, 33 state and municipal securities, and 20 mortgage-backed securities. This was a decrease from 72 securities at December 31, 2014. The unrealized losses resulted from changes in market interest rates and liquidity, as opposed to changes in the probability of contractual cash flows. The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of the amortized cost. Full collection of the amounts due according to the contractual terms of the securities was expected as of September 30, 2015; therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2015.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the Company’s securities at September 30, 2015, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Additionally, an item in our “other securities” category has no stated maturity. Therefore, stated maturities are not disclosed for these items.

	Amortized	Fair
	Cost	Value
Due in one year or less	$8,746,163	$8,767,942
Due after one year through five years	20,650,177	20,802,114
Due after five years through ten years	30,797,474	31,367,004
Due after ten years	13,024,883	13,237,706
Other securities - non-maturing	3,501	3,501
Mortgage-backed: residential	30,705,080	30,661,385

	$103,927,278	$104,839,652

Securities with a carrying amount of approximately $67,724,000 and $66,600,000 were pledged to secure deposits, as required or permitted by law, at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. The Company received proceeds of $1,630,421 from the sale of securities during the three and nine months ended September 30, 2015, resulting in gross realized gains of $30,860 and gross realized losses of $20,039. The Company received proceeds of $2,759,787 from the sale of securities during the three and nine months ended September 30, 2014, resulting in gross realized gains of $90,838 and gross realized losses of $2,749.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS

The components of the Company’s loans are as follows:

	At September 30,		At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$111,914,530	26.8%	$117,591,822	28.9%
Multi-family	40,594,642	9.7	41,391,862	10.2
Commercial	149,488,249	35.8	129,415,314	31.9
Construction and land	14,427,204	3.5	28,590,745	7.0
	316,424,625	75.8	316,989,743	78.0

Commercial business	84,221,788	20.2	73,984,867	18.2

Consumer:
Home equity	13,765,028	3.3	13,523,985	3.3
Automobile and other	3,073,481	0.7	1,772,431	0.5
	16,838,509	4.0	15,296,416	3.8

Total gross loans	417,484,922	100.0%	406,271,026	100.0%
Deferred loan origination costs, net	236,827		194,820
Allowance for loan losses	(5,910,655)		(5,561,442)

Loans, net	$411,811,094		$400,904,404

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

On occasion, the Company originates loans secured by single-family dwellings with loan to value ratios exceeding 90%. As of September 30, 2015 and December 31, 2014, these loans represented 2.25% and 2.17%, respectively, of our combined one-to-four family and home equity portfolios. The Company did not consider the level of such loans to be a significant concentration of credit as of September 30, 2015 or December 31, 2014.

The recorded investment in loans does not include accrued interest and loan origination fees due to immateriality. The allowance for loan losses does not include a component for undisbursed loan commitments; rather this amount is included in other liabilities.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables present our past-due loans, segregated by class, as of September 30, 2015 and December 31, 2014:

September 30, 2015
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$103,228	$373,165	$383,417	$859,810	$111,054,720	$111,914,530	$-
Multi-family	-	-	-	-	40,594,642	40,594,642	-
Commercial	-	-	-	-	149,488,249	149,488,249	-
Construction and land	-	-	-	-	14,427,204	14,427,204	-
	103,228	373,165	383,417	859,810	315,564,815	316,424,625	-

Commercial business	-	-	-	-	84,221,788	84,221,788	-

Consumer:
Home equity	37,146	279,617	120,050	436,813	13,328,215	13,765,028	-
Automobile and other	2,603	-	1,970	4,573	3,068,908	3,073,481	-
	39,749	279,617	122,020	441,386	16,397,123	16,838,509	-

Total	$142,977	$652,782	$505,437	$1,301,196	$416,183,726	$417,484,922	$-

December 31, 2014
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$843,185	$166,965	$408,228	$1,418,378	$116,173,444	$117,591,822	$-
Multi-family	-	-	-	-	41,391,862	41,391,862	-
Commercial	100,220	-	29,810	130,030	129,285,284	129,415,314	-
Construction and land	-	-	-	-	28,590,745	28,590,745	-
	943,405	166,965	438,038	1,548,408	315,441,335	316,989,743	-

Commercial business	-	25,095	-	25,095	73,959,772	73,984,867	-

Consumer:
Home equity	41,930	-	48,088	90,018	13,433,967	13,523,985	-
Automobile and other	-	-	-	-	1,772,431	1,772,431	-
	41,930	-	48,088	90,018	15,206,398	15,296,416	-

Total	$985,335	$192,060	$486,126	$1,663,521	$404,607,505	$406,271,026	$-

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

Non-accrual loans, segregated by class, are as follows:

	September 30,	December 31,
	2015	2014
Real estate loans:
One-to-four family	$766,904	$589,170
Multi-family	1,018,384	1,340,779
Commercial	1,202,383	1,242,009
Construction and land	-	1,431,619
	2,987,671	4,603,577

Commercial business	207,392	25,095

Consumer:
Home equity	128,439	48,088
Automobile and other	1,970	-
	130,409	48,088

Total non-accrual loans	$3,325,472	$4,676,760

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,114,742	$-	$335	$(168,139)	$946,938
Multi-family	473,568	-	3,001	(43,646)	432,923
Commercial	2,191,199	-	4,053	(298,906)	1,896,346
Construction and land	667,466	-	-	(79,385)	588,081
	4,446,975	-	7,389	(590,076)	3,864,288

Commercial business	1,186,648	-	4,242	574,479	1,765,369

Consumer
Home equity	250,887	-	-	467	251,354
Automobile and other	14,514	-	-	15,130	29,644
	265,401	-	-	15,597	280,998

Total	$5,899,024	$-	$11,631	$-	$5,910,655

Three months ended September 30, 2014
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,225,852	$-	$465,270	$(593,575)	$1,097,547
Multi-family	438,431	-	-	(31,035)	407,396
Commercial	1,709,815	-	-	133,384	1,843,199
Construction and land	1,011,316	-	-	315,997	1,327,313
	4,385,414	-	465,270	(175,229)	4,675,455

Commercial business	997,689	-	(600)	(64,303)	932,786

Consumer
Home equity	172,037	-	7,465	(5,168)	174,334
Automobile and other	12,769	-	475	(5,300)	7,944
	184,806	-	7,940	(10,468)	182,278

Total	$5,567,909	$-	$472,610	$(250,000)	$5,790,519

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

Nine months ended September 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,119,762	$(25,258)	$335	$(147,901)	$946,938
Multi-family	436,833	-	8,753	(12,663)	432,923
Commercial	1,650,290	(25,742)	8,754	263,044	1,896,346
Construction and land	1,194,917	-	811,350	(1,418,186)	588,081
	4,401,802	(51,000)	829,192	(1,315,706)	3,864,288

Commercial business	951,215	-	70,195	743,959	1,765,369

Consumer:
Home equity	198,150	-	-	53,204	251,354
Automobile and other	10,275	-	826	18,543	29,644
	208,425	-	826	71,747	280,998

Total	$5,561,442	$(51,000)	$900,213	$(500,000)	$5,910,655

Nine months ended September 30, 2014
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,424,663	$(219,163)	$466,287	$(574,240)	$1,097,547
Multi-family	661,358	-	-	(253,962)	407,396
Commercial	1,454,455	(1,876)	-	390,620	1,843,199
Construction and land	668,085	-	230,000	429,228	1,327,313
	4,208,561	(221,039)	696,287	(8,354)	4,675,455

Commercial business	1,219,080	-	8,116	(294,410)	932,786

Consumer:
Home equity	116,478	(43,519)	9,381	91,994	174,334
Automobile and other	46,549	-	625	(39,230)	7,944
	163,027	(43,519)	10,006	52,764	182,278

Total	$5,590,668	$(264,558)	$714,409	$(250,000)	$5,790,519

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of September 30, 2015 and December 31, 2014:

September 30, 2015
	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$120,411	$826,527	$946,938	$1,198,868	$110,715,662	$111,914,530
Multi-family	-	432,923	432,923	1,018,384	39,576,258	40,594,642
Commercial	133,900	1,762,446	1,896,346	2,575,078	146,913,171	149,488,249
Construction and land	-	588,081	588,081	192,079	14,235,125	14,427,204
	254,311	3,609,977	3,864,288	4,984,409	311,440,216	316,424,625

Commercial business	301,520	1,463,849	1,765,369	536,956	83,684,832	84,221,788

Consumer:
Home equity	47,937	203,417	251,354	145,532	13,619,496	13,765,028
Automobile and other	1,970	27,674	29,644	1,970	3,071,511	3,073,481
	49,907	231,091	280,998	147,502	16,691,007	16,838,509

Total	$605,738	$5,304,917	$5,910,655	$5,668,867	$411,816,055	$417,484,922

December 31, 2014
	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$91,688	$1,028,074	$1,119,762	$1,266,717	$116,325,105	$117,591,822
Multi-family	-	436,833	436,833	1,340,779	40,051,083	41,391,862
Commercial	155,863	1,494,427	1,650,290	2,267,362	127,147,952	129,415,314
Construction and land	-	1,194,917	1,194,917	1,639,030	26,951,715	28,590,745
	247,551	4,154,251	4,401,802	6,513,888	310,475,855	316,989,743

Commercial business	115,446	835,769	951,215	140,541	73,844,326	73,984,867

Consumer:
Home equity	9,902	188,248	198,150	65,452	13,458,533	13,523,985
Automobile and other	-	10,275	10,275	-	1,772,431	1,772,431
	9,902	198,523	208,425	65,452	15,230,964	15,296,416

Total	$372,899	$5,188,543	$5,561,442	$6,719,881	$399,551,145	$406,271,026

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

Credit Quality Indicators: As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt and comply with various terms of their loan agreements. The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends. Generally, all sizeable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit’s risk profile. Credits classified as watch generally receive a review more frequently than annually. A watch classification is generally used for new businesses, for a business expanding in a new direction, or for borrowers experiencing temporary difficulties. The risk category of homogeneous loans, including consumer loans and smaller balance loans, is evaluated when the loan becomes delinquent. For special mention, substandard, and doubtful credit classifications, the frequency of review is increased to no less than quarterly in order to determine potential impact on credit loss estimates.

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

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables present our credit quality indicators, segregated by class, as of September 30, 2015 and December 31, 2014:

September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$110,404,318	$482,396	$886,342	$141,474	$111,914,530
Multi-family	36,938,042	2,638,216	1,018,384	-	40,594,642
Commercial	139,666,515	5,462,956	4,358,778	-	149,488,249
Construction and land	14,180,150	-	247,054	-	14,427,204
	301,189,025	8,583,568	6,510,558	141,474	316,424,625

Commercial business	75,618,435	8,066,397	536,956	-	84,221,788

Consumer:
Home equity	13,608,392	-	72,881	83,755	13,765,028
Automobile and other	3,065,717	-	7,764	-	3,073,481
	16,674,109	-	80,645	83,755	16,838,509

Total	$393,481,569	$16,649,965	$7,128,159	$225,229	$417,484,922

December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$116,218,120	$280,067	$936,372	$157,263	$117,591,822
Multi-family	37,340,022	2,711,061	1,340,779	-	41,391,862
Commercial	113,447,231	12,016,499	3,951,584	-	129,415,314
Construction and land	26,892,171	-	1,698,574	-	28,590,745
	293,897,544	15,007,627	7,927,309	157,263	316,989,743

Commercial business	73,372,401	471,925	140,541	-	73,984,867

Consumer:
Home equity	13,444,685	-	79,300	-	13,523,985
Automobile and other	1,772,431	-	-	-	1,772,431
	15,217,116	-	79,300	-	15,296,416

Total	$382,487,061	$15,479,552	$8,147,150	$157,263	$406,271,026

In November 2015, a $5.8 million commercial business credit was reclassified from special mention to substandard until a collateral documentation issue is resolved. Management is currently assessing the credit and is working with the borrower to upgrade the loan before year end.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for the periods indicated. The unpaid contractual balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of September 30, 2015			As of December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$1,011,923	$937,957	$-	$551,510	$467,191	$-
Multi-family	1,500,862	1,018,384	-	1,823,257	1,340,779	-
Commercial	1,580,641	1,580,641	-	768,533	768,533	-
Construction and land	192,079	192,079	-	3,412,264	1,639,030	-
	4,285,505	3,729,061	-	6,555,564	4,215,533	-

Commercial business	-	-	-	215,350	25,095	-

Consumer:
Home equity	53,387	53,387	-	55,550	55,550	-

Subtotal	$4,338,892	$3,782,448	$-	$6,826,464	$4,296,178	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$260,911	$260,911	$120,411	$851,010	$799,526	$91,688
Commercial	1,137,835	994,437	133,900	1,691,064	1,498,829	155,863
	1,398,746	1,255,348	254,311	2,542,074	2,298,355	247,551

Commercial business	536,956	536,956	301,520	115,446	115,446	115,446

Consumer:
Home equity	92,145	92,145	47,937	9,902	9,902	9,902
Automobile and other	1,970	1,970	1,970	-	-	-
	94,115	94,115	49,907	9,902	9,902	9,902

Subtotal	2,029,817	1,886,419	605,738	2,667,422	2,423,703	372,899
Total	$6,368,709	$5,668,867	$605,738	$9,493,886	$6,719,881	$372,899

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$825,423	$1,764	$-	$508,560	$763	$-
Multi-family	1,029,746	-	-	1,842,099	30	-
Commercial	1,673,928	18,377	-	909,202	-	-
Construction and land	194,634	2,203	-	1,001,091	-	-
	3,723,731	22,344	-	4,260,952	793	-

Commercial business	-	-	-	677,727	-	-

Consumer:
Home equity	53,613	259	-	114,922	264	-

Subtotal	$3,777,344	$22,603	$-	$5,053,601	$1,057	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$365,919	$3,074	$-	$677,011	$5,945	$-
Multi-family	-	-	-	-	-	-
Commercial	902,038	-	-	1,318,324	4,481	-
Construction and land	-	-	-	106,123	2,430	-
	1,267,957	3,074	-	2,101,458	12,856	-

Commercial business	402,026	7,472	-	121,912	2,465	-

Consumer:
Home equity	92,341	-	-	-	-	-
Automobile and other	985	4		-	-	-
	93,326	4	-	-	-	-

Subtotal	1,763,309	10,550	-	2,223,370	15,321	-
Total	$5,540,653	$33,153	$-	$7,276,971	$16,378	$-

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$726,160	$5,183	$-	$742,155	$1,726	$-
Multi-family	1,154,890	-	-	1,499,240	30	-
Commercial	1,223,230	32,519	-	863,767	7,709	-
Construction and land	884,943	6,706	-	826,652	-	-
	3,989,223	44,408	-	3,931,814	9,465	-

Commercial business	6,274	-	-	338,864	-	-

Consumer:
Home equity	54,347	772	-	125,947	838	-
Automobile and other	-	-	-	-	-	-
	54,347	772	-	125,947	838	-
Subtotal	$4,049,844	$45,180	$-	$4,396,625	$10,303	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$537,791	$15,200	$-	$673,152	$5,945	$-
Multi-family	-	-	-	414,444	-	-
Commercial	1,030,908	8,532	-	1,285,412	7,667	-
Construction and land	-	-	-	285,013	2,430	-
	1,568,699	23,732	-	2,658,021	16,042	-

Commercial business	257,701	13,015	-	125,867	7,190	-

Consumer:
Home equity	51,121	115	-	7,512	-	-
Automobile and other	492	4	-	-	-	-
	51,613	119	-	7,512	-	-
Subtotal	1,878,013	36,866	-	2,791,400	23,232	-
Total	$5,927,857	$82,046	$-	$7,188,025	$33,535	$-

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

The Company had allocations of $541,035 of specific reserves on $4,166,926 of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2015. The Company had $328,442 of allocations of specific reserves on $5,661,342 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2014. The amount the Company had committed to lend to loan customers that are classified as troubled debt restructurings was not material as of September 30, 2015 or December 31, 2014.

During the three months ended September 30, 2015, there were no loans modified as troubled debt restructurings. During the nine months ended September 30, 2015, three loans totaling $1,163,970 were modified as troubled debt restructurings. The modifications included payment and maturity changes not available in the market.

The following tables presents loans, by class, modified as troubled debt restructurings that occurred during the nine months ended September 30, 2015, and during the three and nine months ended September 30, 2014:

Nine months ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Commercial	2	$1,001,803	$1,001,803

Commercial business	1	162,167	162,167

Total	3	$1,163,970	$1,163,970

The troubled debt restructurings described above resulted in a net increase in the allowance for loan losses of $103,558 during the nine months ended September 30, 2015. There was no change in the allowance for loan losses related to these troubled debt restructurings during the three months ended September 30, 2015. There were no charge offs during the three and nine months ended September 30, 2015.

Three and nine months ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	2	$517,725	$512,242
Construction and land	1	893,129	893,129

Total	3	$1,410,854	$1,405,371

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 3 - LOANS (Continued)

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2015.

There were four loans classified as a troubled debt restructuring for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2014. The loans were categorized as one-to-four family and the total recorded investment was $95,804. These troubled debt restructurings that subsequently defaulted resulted in a net decrease in the allowance for loan losses of $2,340 and resulted in charge-offs of $5,327 during the nine months ended September 30, 2014.

A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

The recorded investment in consumer loans collateralized by residential real estate property that was in the process of foreclosure was not material as of September 30, 2015 and December 31, 2014.

NOTE 4 - GOODWILL

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill and intangible assets with indefinite useful lives are no longer amortized; rather they are assessed, at least annually, for impairment. The Company tests goodwill for impairment on an annual basis as of September 30. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During 2015, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed.

NOTE 5 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are shown below.

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$12,040,148	$-	$-	$-	$12,040,148

Gross amount of recognized liabilities for repurchase agreements in Consolidated Balance Sheet					$12,040,148

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$11,848,266	$-	$-	$-	$11,848,266

Gross amount of recognized liabilities for repurchase agreements in Consolidated Balance Sheet					$11,848,266

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 5 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

Securities sold under agreements to repurchase were secured by securities with an approximate carrying amount of $27,302,000 and $32,639,000 at September 30, 2015 and December 31, 2014, respectively. The carrying amount at September 30, 2015 was comprised of $11,080,000 in securities issued by U.S. government agencies, $8,959,000 in state and municipal securities, and $7,263,000 in mortgage-backed securities. The carrying amount at December 31, 2014 was comprised of $14,352,000 in securities issued by U.S. government agencies, $10,553,000 in state and municipal securities, and $7,734,000 in mortgage-backed securities. Also included in total borrowings at September 30, 2015 and December 31, 2014 were FHLB advances of $17,494,000 and $2,488,000, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$864,165	$1,328,027	$3,547,899	$2,814,989
Basic potential common shares:
Basic weighted average shares outstanding	7,006,742	7,007,283	7,006,995	7,007,283

Dilutive potential common shares	-	-	-	-

Diluted weighted average shares outstanding	7,006,742	7,007,283	7,006,995	7,007,283

Basic and diluted earnings per share	$0.12	$0.19	$0.51	$0.40

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

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

•	Level 3 - Unobservable inputs for determining the fair value of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Securities: The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios. In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month. Because they are not price quote valuations, the pricing methods are considered Level 2 inputs. At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently has no securities classified within Level 3. During the nine months ended September 30, 2015, there were no transfers between Level 1 and Level 2. The valuation methodology was consistent for the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended September 30, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements at September 30, 2015 Using:
	Quoted Prices
	in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$-	$28,298,487	$-	$28,298,487
State and municipal securities	-	45,876,279	-	45,876,279
Other securities	-	3,501	-	3,501
Mortgage-backed: residential	-	30,661,385	-	30,661,385
Total securities available for sale	$-	$104,839,652	$-	$104,839,652

	Fair Value Measurements at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$-	$25,869,606	$-	$25,869,606
State and municipal securities	-	45,573,608	-	45,573,608
Other securities	-	3,501	-	3,501
Mortgage-backed: residential	-	32,778,977	-	32,778,977
Total securities available for sale	$-	$104,225,692	$-	$104,225,692

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended September 30, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements at September 30, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
Commercial	$-	$-	$19,000	$19,000
Construction and land	-	-	604,500	$604,500

Total foreclosed assets	$-	$-	$623,500	$623,500

Impaired loans:
Real estate loans:
One-to-four family	$-	$-	$140,500	$140,500
Commercial	-	-	860,537	860,537
	-	-	1,001,037	1,001,037

Commercial business	-	-	235,436	235,436

Consumer:
Home equity	-	-	44,208	44,208

Total impaired loans	$-	$-	$1,280,681	$1,280,681

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

Foreclosed assets are collateral dependent and are recorded at the fair value less costs to sell and may be revalued on a nonrecurring basis. Foreclosed assets measured at fair value less costs to sell on a nonrecurring basis at September 30, 2015, had a net carrying amount of $623,500, which was made up of the outstanding balance of $1,637,378 net of cumulative write-downs of $1,013,878, which included $355,500 of write-downs that occurred during the nine months ended September 30, 2015. At December 31, 2014, foreclosed assets had a carrying amount of $1,042,087, which was made up of the outstanding balance of $1,754,187, net of cumulative write-downs of $712,100.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,886,419, with a valuation allowance of $605,738 at September 30, 2015, resulting in a net increase in provision for loan losses of $232,839 for the nine months ended September 30, 2015. At December 31, 2014, impaired loans had a principal balance of $2,423,703 with a valuation allowance of $372,899.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for significant categories of financial instruments measured at fair value on a non-recurring basis at September 30, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate:
Construction and land	$604,500	Sales Comparison	Adjustment for difference between comparable sales	-29% to 5%	-8.9%

Impaired loans:
Real estate loans:
One-to-four family	$140,500	Sales Comparison	Adjustment for difference between comparable sales	-19% to -7%	-13.0%
Commercial	594,903	Sales Comparison	Adjustment for difference between comparable sales	-33% to 16%	-7.8%
Commercial	265,634	Income Approach	Investment Capitalization Rates	9.0%	9.0%
Commercial business	192,596	Fair Value of Collateral	Discount for type of business asssets	0% to 10%	7.0%

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

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

The following information presents estimated fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 that have not been previously presented and the methods and assumptions used to estimate those fair values.

		Fair Value Measurements at September 30, 2015 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and cash equivalents	$44,225,887	$44,225,887	$-	$-	$44,225,887
Interest-earning time deposits	3,475,148	-	3,475,148	-	3,475,148
Federal Home Loan Bank stock	1,747,763	-	-	-	N/A
Federal Reserve Bank stock	1,676,700	-	-	-	N/A
Loans, net (excluding impaired loans at fair value)	410,530,413	-	-	416,960,005	416,960,005
Loans held for sale	697,625	-	697,625	-	697,625
Accrued interest receivable	1,901,154	-	594,742	1,306,412	1,901,154

Financial liabilities:
Non-interest bearing deposits	60,481,367	60,481,367	-	-	60,481,367
Interest-bearing deposits	438,762,367	306,298,058	133,222,402	-	439,520,460
Federal Home Loan Bank advances	17,493,550	-	17,548,608	-	17,548,608
Securities sold under agreements to repurchase	12,040,148	-	12,040,148	-	12,040,148
Subordinated debentures	4,000,000	-	4,000,000	-	4,000,000
Accrued interest payable	206,941	11,019	195,922	-	206,941

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and cash equivalents	$49,066,462	$49,066,462	$-	$-	$49,066,462
Interest-earning time deposits	2,021,970	-	2,021,970	-	2,021,970
Federal Home Loan Bank stock	2,887,763	-	-	-	N/A
Federal Reserve Bank stock	1,676,700	-	-	-	N/A
Loans, net (excluding impaired loans at fair value)	398,853,600	-	-	402,238,073	402,238,073
Loans held for sale	100,000	-	100,000	-	100,000
Accrued interest receivable	1,762,310	-	506,888	1,255,422	1,762,310

Financial liabilities:
Non-interest bearing deposits	68,170,743	68,170,743	-	-	68,170,743
Interest-bearing deposits	442,135,896	314,508,234	128,258,671	-	442,766,905
Federal Home Loan Bank advances	2,487,745	-	2,542,945	-	2,542,945
Securities sold under agreement to repurchase	11,848,266	-	11,848,266	-	11,848,266
Subordinated debentures	4,000,000	-	4,000,000	-	4,000,000
Accrued interest payable	174,480	14,359	160,121	-	174,480

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2015, and summarize the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component
For the Three Months Ended September 30, 2015(1)
	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at July 1, 2015	$21,306	$21,306

Other comprehensive income before reclassifications	541,842	541,842
Amount reclassified from accumulated other comprehensive income(2)	(6,601)	(6,601)
Net current-period other comprehensive income	535,241	535,241

Accumulated Other Comprehensive Income at September 30, 2015	$556,547	$556,547

(1)	All amounts are net of tax.
(2)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income
For the Three Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$10,821	Gain on sale of securities
	(4,220)	Tax expense
Total reclassifications for the period	$6,601	Net of tax

Changes in Accumulated Other Comprehensive Income by Component
For the Nine Months Ended September 30, 2015(1)
	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at January 1, 2015	$197,331	$197,331

Other comprehensive income before reclassifications	365,817	365,817
Amount reclassified from accumulated other comprehensive income(2)	(6,601)	(6,601)
Net current-period other comprehensive income	359,216	359,216

Accumulated Other Comprehensive Income at September 30, 2015	$556,547	$556,547

(1)	All amounts are net of tax.
(2)	See table below for details about reclassifications.

FIRST CLOVER LEAF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Reclassifications out of Accumulated Other Comprehensive Income
For the Nine Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$10,821	Gain on sale of securities
	(4,220)	Tax expense
Total reclassifications for the period	$6,601	Net of tax

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

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

NOTE 10 – SUBSEQUENT EVENTS

On October 27, 2015, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended September 30, 2015. The dividend will be payable to stockholders of record as of November 20, 2015 and is expected to be paid on November 27, 2015.

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

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: our historical loan loss experience, adverse situations that may affect the borrower’s ability to repay, and estimated value of any underlying collateral. Management also evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable incurred losses in the loan portfolio, including prevailing economic conditions such as housing trends, inflation rates and unemployment rates, and geographic concentrations of loans within the Bank’s immediate market area.

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

The goodwill impairment analysis allows the assessment of qualitative factors to determine if it is more-likely-than-not that the fair value of a reporting unit is less than the carrying value. If it is determined that we should proceed with impairment testing, we then estimate the fair value of our single reporting unit as of the measurement date utilizing two approaches including the comparable transactions approach, and the control premium approach which utilizes the Company’s stock price. We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date. During 2015, at our annual impairment assessment date of September 30, our analysis indicated that no impairment existed. Future events, such as adverse changes to First Clover Leaf’s business or changes in economic conditions, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill. Should such re-evaluation determine goodwill is impaired, the resulting impairment loss recognized could have a material, adverse impact on First Clover Leaf’s financial condition and results of operations. In accordance with current accounting guidance, management has determined that the Company has only one reporting unit for purposes of evaluating goodwill.

Overview

First Clover Leaf is a bank holding company incorporated under the laws of Maryland. Its wholly owned subsidiary, First Clover Leaf Bank, is a community bank operating with six branch locations in Madison and St. Clair Counties in Illinois. In addition, the Bank recently opened a loan production office in Clayton, Missouri. The Bank is the source of all of the Company’s operating revenue. First Clover Leaf common stock is listed on the NASDAQ Capital Market and is traded under the symbol “FCLF”.

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

One of our strategic initiatives is increasing our non-interest income. During the nine months ended September 30, 2015, we experienced an increase in service charges and fees of $70,000 compared to the same period in 2014. Additionally, in an effort to increase gains on the sale of loans, we added additional one-to-four family real estate products and will continue to focus on increasing the volume of mortgage loans originated and sold. During the nine months ended September 30, 2015 and 2014, we sold loans totaling $23.7 million and $13.5 million, respectively, and our gain on sale of loans increased to $646,000 for the nine-month period ended September 30, 2015 from $418,000 for the same period in 2014. Our total non-interest income increased to $2.0 million for the nine-month period ended September 30, 2015 from $1.6 million for the comparable period in 2014.

Our net income increased to $3.5 million for the nine months ended September 30, 2015 from $2.8 million for the same period in 2014. The increase was primarily a result of the increase in non-interest income as referenced above, an increase in net interest income from interest recaptured from non-accrual loan payoffs, and a $500,000 credit provision for loan losses recorded during the first quarter of 2015 due to a large recovery on a previously charged-off loan. During the nine months ended September 30, 2014, we recorded a $250,000 credit provision for loan losses. Basic and diluted earnings per share were $0.51 for the nine months ended September 30, 2015 compared to $0.40 for the comparable period in 2014.

The following discussion and analysis of our Financial Condition and Asset Quality provides a comparison of our results as of September 30, 2015 to December 31, 2014, while our Operating Results compare the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes.

Financial Condition

Total Assets. Total assets increased to $614.3 million at September 30, 2015 from $607.6 million at December 31, 2014. The increase was primarily due to an increase in loans partially offset by lower balances of cash and cash equivalents, and a partial redemption of FHLB stock.

Cash and cash equivalents decreased to $44.2 million at September 30, 2015 from $49.1 million at December 31, 2014 primarily due to the partial disbursement of a non-customer special purpose deposit account and an increase in loans. This decrease was partially offset by a new advance from FHLB, and a partial redemption of FHLB stock.

FHLB stock decreased to $1.7 million at September 30, 2015 compared to $2.9 million at December 31, 2014. The Company elected to have $1.2 million of excess voluntary stock redeemed during the second quarter of 2015. The Company is required to hold FHLB stock in order to be an FHLB member bank.

Loans, net, increased to $411.8 million at September 30, 2015 from $400.9 million at December 31, 2014. The category with a significant increase was commercial real estate, which increased $20.1 million to $149.5 million at September 30, 2015 from $129.4 million at December 31, 2014. This increase was partially offset by decreases in the one-to-four family, and construction and land categories. One-to-four family loans decreased $5.7 million to $111.9 million at September 30, 2015 from $117.6 million at December 31, 2014. Construction and land loans decreased $14.2 million to $14.4 million at September 30, 2015 from $28.6 million at December 31, 2014.

Total Liabilities. Total liabilities increased to $534.5 million at September 30, 2015 from $530.5 million at December 31, 2014. The increase was primarily due to an increase in FHLB advances partially offset by a decrease in deposits.

Deposits decreased to $499.2 million at September 30, 2015 from $510.3 million at December 31, 2014. The decrease in deposits was primarily due to the partial disbursement of a non-customer special purpose account partially offset with normal fluctuations in business deposit accounts.

FHLB advances increased to $17.5 million at September 30, 2015 from $2.5 million at December 31, 2014 due to new short and long term advances as a result of the change in deposits and the anticipation of future disbursements of a non-customer special purpose account during the fourth quarter of 2015. We expect that the disbursement of the special purpose account to be fully complete by January 30, 2016.

Stockholders’ Equity. Stockholders’ equity increased to $79.8 million at September 30, 2015 from $77.1 million at December 31, 2014 primarily due to net income of $3.5 million, partially offset by the payment of cash dividends to the holders of our common stock in the amount of $1.3 million.

Asset Quality

The Company experienced a decline in non-performing assets as of September 30, 2015 compared to December 31, 2014. The following tables set forth information with respect to the Company’s non-performing and impaired loans and other non-performing assets at the dates indicated:

	September 30,	December 31,
	2015	2014

Non-accrual loans(1)	$3,325,472	$4,676,760
Other impaired loans	2,343,395	2,043,121
Total non-performing and impaired loans	5,668,867	6,719,881
Foreclosed assets	3,121,564	3,887,587
Total non-performing assets	$8,790,431	$10,607,468

(1) The entire balance was also classified as impaired as of September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
Non-performing assets to total assets	1.43%	1.75%
Non-performing and impaired loans to total loans	1.36	1.65
Allowance for loan losses to non-performing and impaired loans	104.27	82.76
Allowance for loan losses to total loans	1.41	1.37

Non-Performing and Impaired Loans and Other Non-Performing Assets. At September 30, 2015, our total non-performing and impaired loans and other non-performing assets decreased $1.8 million to $8.8 million compared to $10.6 million at December 31, 2014. At September 30, 2015, the Company’s non-accrual loans decreased to $3.3 million from $4.7 million at December 31, 2014. This decrease was primarily due to a $1.4 million loan that was refinanced at another financial institution.

At September 30, 2015, the Bank had one relationship classified as non-accrual with a balance of at least $1.0 million. The relationship was a $1.0 million credit to a real estate investor. This credit was placed on non-accrual status in 2012. The investor has experienced cash flow difficulties due to higher vacancy rates and the need for property repairs. Since being placed on non-accrual, $1.3 million in pay-downs from the sale of collateral has been received on this relationship, and a charge-off of $483,000 was recorded in June 2013. A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale. The borrower has signed a forbearance agreement with the Bank to aid in selling some of the properties to further reduce the debt. At September 30, 2015, the collateral on this loan was sufficient to cover the majority of the outstanding balance and sufficient allowances have been set aside for the remaining outstanding balance.

In addition to the non-accrual loan discussed above, we have loans that were accruing interest that we categorize as impaired due to observed credit deterioration or restructured status, which allows us to more easily evaluate them individually for our allowance for loan losses. At September 30, 2015, there were ten credits in this classification, with a total balance of $2.3 million. The largest loan in this classification at September 30, 2015 was a $721,000 credit for a special purpose facility. The borrower has been experiencing insufficient cash flow and the credit has been recently restructured to allow the borrower time to improve cash flow. The second largest credit is a $371,000 credit to a real estate investor that has experienced cash flow shortfalls. The loan was performing in accordance with the original terms at September 30, 2015. In comparison, there were seven loans that met this classification at December 31, 2014 with a total balance of $2.0 million.

The following table presents a summary of our past due loans as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Loans 30-59 Days Past Due	$142,977	$985,335
Loans 60-89 Days Past Due	652,782	192,060
Loans 90 or more Days Past Due	505,437	486,126
Total Past Due Loans	$1,301,196	$1,663,521

Past due balances decreased $362,000 to $1.3 million at September 30, 2015 from $1.7 million at December 31, 2014. The category with the largest decrease was the 30-59 day category which decreased $842,000. The 60-89 day category increased $461,000 due to one loan in the commercial real estate loan category, and the 90 or more days past due category increased $19,000. The 90 or more days past due category increased $238,000 from second quarter 2015 to third quarter 2015. This was due to a 1-4 family real estate loan being past due and waiting for renewal. The loan has since been renewed.

The following table presents a summary of our credit quality indicators as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Pass	$393,481,569	$382,487,061
Special Mention	16,649,965	15,479,552
Substandard	7,128,159	8,147,150
Doubtful	225,229	157,263
Total Loans	$417,484,922	$406,271,026

At September 30, 2015, loans classified as Special Mention increased $1.2 million from $15.5 million at December 31, 2014. This category also increased $8.7 million from the previous quarter ended June 30, 2015. The increase was a result of two loans being downgraded to this category. One of the loans is a $5.8 million credit that currently requires some additional collateral documentation. The remaining increase was due to a borrower currently experiencing tightened cash flow. The Bank is currently monitoring the financial statements and receivables of the borrower. Loans classified as Substandard decreased $1.0 million to $7.1 million at September 30, 2015 compared to $8.1 million at December 31, 2014.

In November 2015, the $5.8 million commercial business credit previously mentioned was reclassified from special mention to substandard until a collateral documentation issue is resolved. Management is currently assessing the credit and is working with the borrower to upgrade the loan before year end.

At September 30, 2015, the Bank had six properties classified as foreclosed assets valued at $3.1 million. The foreclosed asset balance declined $766,000 from December 31, 2014 due to three lot sales that occurred during the first quarter of 2015, and two lot sales that occurred during the second quarter of 2015, along with a house sale. During the third quarter of 2015, there were a total of five additional lot sales and a write-down of $344,000 on a residential development. The collateral on the remaining properties consists of farmland, two residential lot developments, a commercial development, and two single-family residences. All of these properties were transferred into foreclosed assets at the property’s fair value, less estimated costs of disposal, at the date of foreclosure. Initial valuation adjustments, if any, are charged against the allowance for loan losses. The properties are evaluated on a non-recurring basis to verify that the recorded amount is supported by its current fair value.

Results of Operations

General. We recorded net income of $864,000 and $1.3 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in net income for the three months ended September 30, 2015 resulted primarily from no credit provision for loan losses, lower non-interest income, and higher non-interest expenses partially offset by lower income taxes. We recorded net income of $3.5 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net income for the nine months ended September 30, 2015 resulted primarily from higher net interest income, a credit provision for loan losses, and higher non-interest income, partially offset by higher income taxes.

During the nine months ended September 30, 2015, yields on loans decreased slightly to 4.29% compared to 4.35% for the nine months ended September 30, 2014. This decrease, however, included an interest recovery of $250,000 from non-accrual loan payoffs during the 2015 period. Without this interest recovery, our yields on loans would have decreased further, to 4.21%, for the 2015 period (from the same period in 2014). The decline in yield was primarily due to longer-term assets re-pricing at lower current rates as well as competitive market forces driving down rates. Our commercial loans are the most sensitive to changes in market interest rates because they often have shorter terms to maturity, and, therefore, the interest rates adjust more frequently.

We have also experienced time deposits re-pricing as they mature; however, these fixed-rate contracts do not allow for immediate re-pricing as rates fluctuate. Our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate. Overall, further downward pressure on interest rates is unlikely to significantly benefit our net interest margin or net income because our earning assets are subject to greater downward re-pricing than our deposits. The Company’s yields on earning assets and cost of funds are largely dependent on the interest rate environment. While the decline in industry interest rates has slowed, increasingly competitive market forces continue to pressure the yield on our earning assets.

Net interest income. Net interest income decreased to $4.2 million for the three months ended September 30, 2015, from $4.3 million for the comparable period in 2014, primarily due to a decline in yield and a lower average balance in securities, partially offset by a $10.9 million increase in average outstanding loans. Net interest income increased to $13.0 million for the nine months ended September 30, 2015 from $12.5 million for the same period in 2014. This increase was primarily due to a $22.6 million increase in average outstanding loans for the nine-month period ended September 30, 2015 compared to the same period in 2014. Net average interest-earning assets were $88.0 million for the nine months ended September 30, 2015, compared to $79.9 million for the same period in 2014. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.96% for the nine months ended September 30, 2015 from 116.03% for the same period in 2014. Our interest rate spread increased to 3.07% for the nine months ended September 30, 2015, compared to 2.81% for the comparable period in 2014. Our net interest margin increased to 3.15% for the nine months ended September 30, 2015 compared to 2.88% for the same period in 2014. This increase was primarily due to a change in our asset mix with a higher volume of loans yielding an average of 4.29% compared to cash levels yielding an average of 0.30%. The average rate earned on interest-earning assets increased by 26 basis points for the nine months ended September 30, 2015 to 3.58% from 3.32% for the same period in 2014, while the average rate paid on interest-bearing liabilities remained at 0.51% for these periods.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross (1) (2)	$404,767	$4,225	4.14%	$393,859	$4,274	4.31%
Securities (1)	105,984	549	2.06%	114,888	602	2.08%
Federal Reserve Bank stock	1,677	26	6.15%	804	13	6.41%
Interest-earning balances from depository institutions	44,561	37	0.33%	66,163	41	0.25%
Total interest-earning assets	556,989	4,837	3.45%	575,714	4,930	3.40%
Non-interest-earning assets	52,766			57,437
Total assets	$609,755			$633,151

Interest-bearing liabilities:
Interest-bearing transaction	$269,767	$157	0.23%	$307,958	$198	0.26%
Savings deposits	30,371	13	0.17%	28,533	13	0.18%
Time deposits	131,867	379	1.14%	127,825	340	1.06%
Securities sold under agreements to repurchase	14,711	1	0.03%	19,518	1	0.02%
Federal Home Loan Bank advances	17,492	50	1.13%	11,377	73	2.58%
Subordinated debentures	4,000	23	2.28%	4,000	22	2.18%
Total interest-bearing liabilities	468,208	623	0.53%	499,211	647	0.51%
Non-interest-bearing liabilities	62,178			57,974
Total liabilities	530,386			557,185
Stockholders’ equity	79,369			75,966
Total liabilities and stockholders’ equity	$609,755			$633,151

Net interest income		$4,214			$4,283
Net interest rate spread (3)			2.92%			2.89%
Net interest-earning assets (4)	$88,781			$76,503
Net interest margin (5)			3.00%			2.95%
Ratio of interest-earning assets to interest-bearing liabilities			118.96%			115.32%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.19% and 3.14% for the three months ended September 30, 2015 and 2014, respectively. The tax equivalent basis was computed by calculating the deemed interest on tax-exempt loans and municipal bonds that would have been earned on a fully taxable basis to yield the same after-tax income using a combined federal and state marginal tax rate of 36%.

(2) Interest on loans includes loan fees collected in the amount of $22,747 and $32,682 for the three months ended September 30, 2015 and 2014, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross (1) (2) (3)	$403,725	$12,948	4.29%	$381,103	$12,409	4.35%
Securities (1)	106,027	1,660	2.09%	115,049	1,794	2.08%
Federal Reserve Bank stock	1,677	76	6.06%	271	13	6.41%
Interest-earning balances from depository institutions	40,821	93	0.30%	81,871	154	0.25%
Total interest-earning assets	552,250	14,777	3.58%	578,294	14,370	3.32%
Non-interest-earning assets	51,744			54,234
Total assets	$603,994			$632,528

Interest-bearing liabilities:
Interest-bearing transaction	$274,977	$491	0.24%	$306,233	$545	0.24%
Savings deposits	30,341	38	0.17%	28,366	38	0.18%
Time deposits	128,873	1,067	1.11%	127,310	1,040	1.09%
Securities sold under agreements to repurchase	15,409	3	0.03%	19,378	5	0.03%
Federal Home Loan Bank advances	10,622	116	1.46%	13,104	223	2.28%
Subordinated debentures	4,000	67	2.24%	4,000	65	2.17%
Total interest-bearing liabilities	464,222	1,782	0.51%	498,391	1,916	0.51%
Non-interest-bearing liabilities	60,946			59,186
Total liabilities	525,168			557,577
Stockholders’ equity	78,826			74,951
Total liabilities and stockholders’ equity	$603,994			$632,528

Net interest income		$12,995			$12,454
Net interest rate spread (4)			3.07%			2.81%
Net interest-earning assets (5)	$88,028			$79,903
Net interest margin (6)			3.15%			2.88%
Ratio of interest-earning assets to interest-bearing liabilities			118.96%			116.03%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.33% and 3.05% for the nine months ended September 30, 2015 and 2014, respectively. The tax equivalent basis was computed by calculating the deemed interest on tax-exempt loans and municipal bonds that would have been earned on a fully taxable basis to yield the same after-tax income using a combined federal and state marginal tax rate of 36%.

(2) Interest on loans includes loan fees collected in the amount of $79,569 and $90,609 for the nine months ended September 30, 2015 and 2014, respectively.

(3) Interest on loans includes $250,000 of interest recaptured from non-accrual loan payoffs for the nine months ended September 30, 2015.

(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6) Net interest margin represents net interest income divided by average total interest-earning assets.

Interest and dividend income. The relative components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets. Interest and fee income on loans decreased to $4.2 million for the three months ended September 30, 2015 from $4.3 million for the same period in 2014. This decrease was primarily due to a decline in yield, partially offset by a $10.9 million increase in average outstanding loans. Interest and fee income on loans increased to $12.9 million for the nine months ended September 30, 2015 from $12.4 million for the same period in

2014. This increase was primarily a result of a higher average balance of loans along with interest recaptured from non-accrual loan payoffs of $250,000. The average yield on loans decreased to 4.29% for the nine months ended September 30, 2015 from 4.35% for the comparable period in 2014. Without the interest recapture, the yield on loans would have been 4.21% instead of 4.29% for the nine months ended September 30, 2015. The average balance of loans was $403.7 million and $381.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Interest income on securities decreased to $549,000 for the three months ended September 30, 2015 from $602,000 for the same period in 2014. Interest income on securities decreased to $1.7 million for the nine months ended September 30, 2015 from $1.8 million for the comparable period in 2014. Interest income on securities decreased primarily due to a lower average balance of securities. The average balance of securities declined primarily due to a redeployment of funds to support an average increase in loans as securities matured. The average balance of securities was $106.0 million and $115.0 million for the nine months ended September 30, 2015 and 2014, respectively. The average yield on securities increased slightly to 2.09% for the nine months ended September 30, 2015 from 2.08% for the comparable period in 2014.

Dividend income on Federal Reserve Bank stock was $26,000 and $76,000 for the three and nine months ended September 30, 2015, respectively. The average balance of Federal Reserve Bank stock was $1.7 million for the nine months ended September 30, 2015. The Company was required to purchase the Federal Reserve Bank stock as a result of the Bank’s conversion from a thrift charter to a national bank charter in August 2014. Dividend income for the three and nine months ended September 30, 2014 was $13,000.

Interest on interest-earning deposits decreased to $38,000 for the three months ended September 30, 2015 from $41,000 for the same period in 2014. Interest on interest-earning deposits decreased significantly for the nine months ended September 30, 2015 to $93,000 from $154,000 due to a decrease in average balances for the nine months ended September 30, 2015 compared to the same periods in 2014. The average balance of interest-earning deposits was $40.8 million and $81.9 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease was due to the redeployment of funds to support an average increase in loans, as well as a partial disbursement of a non-customer special purpose deposit account. The average yield on interest-earning deposits was 0.30% and 0.25% for the nine months ended September 30, 2015 and 2014, respectively.

Interest expense. Interest expense on deposits decreased to $550,000 for the three months ended September 30, 2015, from $552,000 for the comparable period in 2014. Interest expense on deposits decreased $26,000 remaining at $1.6 million for the nine months ended September 30, 2015 and 2014. The decrease in interest expense was primarily due to a decrease in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits decreased to $464.2 million for the nine months ended September 30, 2015 from $498.4 million for the same period in 2014. This decrease in average balance was primarily due to a partial disbursement of a non-customer special purpose deposit account partially offset with normal fluctuations in business deposit accounts.

Interest expense on Federal Home Loan Bank advances decreased to $50,000 for the three months ended September 30, 2015 compared to $73,000 for the same period in 2014. Interest expense on Federal Home Loan Bank advances decreased to $116,000 for the nine months ended September 30, 2015 compared to $223,000 for the comparable period in 2014. The decrease in interest expense was due to a decrease in average balances and average rates paid. The average balance of Federal Home Loan Bank advances was $10.6 million and $13.1 million for the nine months ended September 30, 2015 and 2014, respectively. The average rate on Federal Home Loan Bank advances decreased to 1.46% for the nine months ended September 30, 2015 compared to 2.28% for the same period in 2014.

Provision for loan losses. For the three months ended September 30, 2015, the Bank recorded no provision expense or provision credit compared to a $250,000 credit provision for the three months ended September 30, 2014. A credit provision of $500,000 was recorded for the nine months ended September 30, 2015 compared to a credit provision of $250,000 for the nine months ended September 30, 2014. Management determined that the credit provisions were appropriate due to improvements in credit quality trends and recoveries received on previously charged-off loans. Non-performing and impaired loans totaled $5.7 million and $6.7 million at September 30, 2015 and December 31, 2014, respectively. We received recoveries of $12,000 and $473,000 for the three months ended September 30, 2015 and 2014, respectively. There were no charge-offs during the three months ended September 30, 2015 or 2014. We received recoveries of $900,000 and $714,000 and recorded charge-offs of $51,000 and $264,000 for the nine months ended September 30, 2015 and 2014, respectively.

The provision for loan losses is based upon management’s consideration of current economic conditions; First Clover Leaf’s loan portfolio composition and historical loss experience coupled with current market valuations on collateral; and management’s estimate of probable losses in the portfolio as well as the level of non-performing and impaired loans. Our credit quality has improved, which has allowed us not to record a provision in the third quarter; however, we continue to review and make adjustments to certain qualitative factors as appropriate due to our continued expansion into newer markets and continued segment concentration in real estate loans that are collateral dependent. In addition, recent economic reports indicate that in our market areas, the vacancy rates, occupancy rates, and absorption rates are not showing positive movement enough to overcome the economic declines experienced in 2010. Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in First Clover Leaf’s provision for loan losses. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable incurred losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Non-interest income. Non-interest income decreased to $615,000 for the three months ended September 30, 2015, compared to $828,000 for the same period in 2014. For the three months ended September 30, 2015, non-interest income decreased primarily due to lower gains on the sale of securities and on the sale of loans, in addition to a loss on the sale of foreclosed assets compared to the same period in 2014. Non-interest income increased to $2.0 million for the nine months ended September 30, 2015, compared to $1.6 million for the same period in 2014. For the nine months ended September 30, 2015, non-interest income increased primarily due to increases in service fees on deposit accounts and other service charges and fees, an increase in gain on sale of loans, and from a reduction in loss on sale of foreclosed assets compared to the comparable period in 2014.

Service fees on deposit accounts increased to $130,000 for the three months ended September 30, 2015 from $129,000 for the same period in 2014. Service fees on deposit accounts increased to $360,000 for the nine months ended September 30, 2015 from $335,000 for the comparable period in 2014. These increases were due to higher non-sufficient fund income and treasury management fees during the three and nine months ended September 30, 2015.

Other service charges and fees increased to $120,000 for the three months ended September 30, 2015 from $112,000 for the comparable period in 2014. Other service charges and fees increased to $352,000 for the nine months ended September 30, 2015 from $306,000 for the same period in 2014. These increases were primarily due to higher visa interchange fee income and automated teller machine fees during the three and nine months ended September 30, 2015.

Gain on sale of securities decreased to $11,000 from $88,000 for the three and nine months ended September 30, 2015 and 2014, respectively. During the three and nine months ended September 30, 2015, we sold $1.6 million of securities compared to selling $2.7 million of securities during the same periods in 2014.

Gain on sale of loans totaled $170,000 and $206,000 for the three months ended September 30, 2015 and 2014, respectively. We sold loans totaling $6.0 million and $7.1 million during the three months ended September 30, 2015 and 2014, respectively. Gain on sale of loans totaled $646,000 and $418,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase for the nine months ended September 30, 2015 was due to a higher volume of loan sales compared to the same period in 2014.

For the nine months ended September 30, 2015 and 2014, we sold loans totaling $23.7 million and $13.5 million, respectively.

Gain (loss) on sale of foreclosed assets was a loss of $17,000 for the three months ended September 30, 2015 compared to a gain of $41,000 for the same period in 2014. For the nine months ended September 30, 2015, the loss was $15,000 compared to a loss of $157,000 for the comparable period in 2014. The loss for the nine months ended September 30, 2014 was primarily due to the sale of one significant property.

Non-interest expense. Non-interest expense increased to $3.7 million for the three months ended September 30, 2015 from $3.5 million for the same period in 2014. Non-interest expense increased to $10.6 million for the nine months ended September 30, 2015 from $10.5 million for the comparable period in 2014. These increases were primarily due to an increase in compensation and employee benefits expense and foreclosed asset related expenses, partially offset by declines in occupancy expense, professional fees, and FDIC insurance premiums.

Compensation and employee benefits increased to $1.9 million for the three months ended September 30, 2015 from $1.8 million for the same period in 2014. Compensation and employee benefits increased to $5.6 million for the nine months ended September 30, 2015 from $5.4 million for the comparable period in 2014. These increases were primarily due to the addition of a supplemental retirement plan effective July 1, 2014, and increased employee insurance expenses. Salary expense has also increased due to increased commission expense on production-based earners.

Occupancy expense decreased to $397,000 for the three months ended September 30, 2015 compared to $420,000 for the same period in 2014. Occupancy expense decreased to $1.2 million for the nine months ended September 30, 2015 compared to $1.3 million for the comparable period in 2014. These decreases were primarily due to less building repairs and maintenance, lower property taxes, and less rent expense in the 2015 period. During the 2014 period we also incurred office relocation expenses.

Professional fees decreased to $139,000 for the three months ended September 30, 2015 compared to $171,000 for the same period in 2014. Professional fees decreased to $401,000 for the nine months ended September 30, 2015 compared to $471,000 for the comparable period in 2014. These decreases were primarily due to declines in the areas of legal, audit and consulting expenses for the 2015 period compared to the same period in 2014.

FDIC insurance premiums decreased to $64,000 for the three months ended September 30, 2015 compared to $120,000 for the same period in 2014. FDIC insurance premiums decreased to $268,000 for the nine months ended September 30, 2015 compared to $357,000 for the comparable period in 2014. These decreases were primarily due to declines in the assessment base and rates paid for the 2015 periods.

Foreclosed asset related expenses increased to $390,000 for the three months ended September 30, 2015 from $63,000 for the comparable period in 2014. Foreclosed asset related expenses increased to $427,000 for the nine months ended September 30, 2015 from $320,000 for the comparable period in 2014. The increase for the three and nine months ended September 30, 2015 was primarily due to a $344,000 write-down on a foreclosed property.

Income taxes. Income tax expense decreased to $232,000 for the three months ended September 30, 2015 compared to $545,000 for the same period in 2014 primarily as a result of lower pre-tax income for the three months ended September 30, 2015 along with a lower effective tax rate. Income tax expense increased to $1.3 million for the nine months ended September 30, 2015 compared to $1.0 million for the same period in 2014 primarily due to higher pre-tax income for the nine months ended September 30, 2015 along with a slightly higher effective tax rate. The effective tax rate was 21.1% for the three months ended September 30, 2015 compared to 29.1% for the comparable period in 2014. The effective tax rate for the three months ended September 30, 2015 was lower primarily due to tax exempt income comprising a higher portion of total income, in addition to the state tax rate being lowered to 7.75% from the prior year rate of 9.5%. The effective tax rate was 26.9% for the nine months ended September 30, 2015 compared to 26.4% for the comparable period in 2014 primarily due to tax exempt income comprising a lower portion of total income, partially offset by the state tax rate being lowered to 7.75% from the prior year rate of 9.5%.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2015 and December 31, 2014, $44.2 million and $49.1 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the FHLB.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements under Item 1 of Part I of this 10-Q.

Our primary investing activities are the origination of loans and the purchase of investment securities. Loan originations exceeded principal collections on loans by $10.3 million and $19.2 million for the nine months ended September 30, 2015 and 2014, respectively. Cash received from calls, maturities, and principal repayments of available-for-sale investment securities totaled $13.4 million and $28.7 million for the nine months ended September 30, 2015 and 2014, respectively. We purchased $15.6 million and $21.1 million of available-for-sale investment securities during the nine months ended September 30, 2015 and 2014, respectively.

Deposit flows are generally affected by market interest rates, products offered by local competitors, and other factors. Net deposits decreased by $11.1 million during the nine months ended September 30, 2015 compared to an increase of $23.9 million for the same period in 2014. The decrease in deposits was primarily due to the partial disbursement of a non-customer special purpose account partially offset with normal fluctuations in business deposit accounts.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. We had $17.5 million and $2.5 million of advances from the FHLB at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, we had additional available credit of approximately $83.2 million. Additionally, we have the ability to purchase funds through our affiliation with Promontory Interfinancial Network if we require additional liquidity. At September 30, 2015, the funds authorized for purchase through this program totaled $61.0 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations. Failure by a national bank to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. As of September 30, 2015, under regulatory standards, the Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

The Bank’s actual capital amounts and ratios under Basel III as of September 30, 2015 are presented in the following table. The Bank’s actual capital amounts and ratios as of December 31, 2014 are presented for comparison.

As of September 30, 2015
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$70,083,000	15.71%	$20,075,000	4.50%	$28,997,000	6.50%

Tier I Capital to Adjusted Total Assets	70,083,000	11.71%	23,932,000	4.00%	29,916,000	5.00%

Tier I Capital to Risk Weighted Assets	70,083,000	15.71%	23,932,000	6.00%	35,688,000	8.00%

Total Capital to Risk Weighted Assets	75,034,000	16.82%	35,688,000	8.00%	44,610,000	10.00%

As of December 31, 2014
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$67,995,000	11.22%	$24,235,000	4.00%	$30,294,000	5.00%

Tier I Capital to Risk Weighted Assets	67,995,000	16.36%	16,623,000	4.00%	24,935,000	6.00%

Total Capital to Risk Weighted Assets	71,949,000	17.31%	33,247,000	8.00%	41,558,000	10.00%

The Company’s actual consolidated capital amounts and ratios under Basel III as of September 30, 2015 are presented in the following table. The Company’s actual consolidated capital amounts and ratios as of December 31, 2014 are presented for comparison.

As of September 30, 2015
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$67,791,000	15.19%	$20,086,000	4.50%	NA	NA

Tier I Capital to Adjusted Total Assets	67,791,000	10.83%	25,027,000	4.00%	NA	NA

Tier I Capital to Risk Weighted Assets	67,791,000	15.19%	26,781,000	6.00%	NA	NA

Total Capital to Risk Weighted Assets	76,742,000	17.19%	35,708,000	8.00%	NA	NA

As of December 31, 2014
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital to Adjusted Total Assets	$65,256,000	10.54%	$24,764,000	4.00%	NA	NA

Tier I Capital to Risk Weighted Assets	65,256,000	15.70%	16,630,000	4.00%	NA	NA

Total Capital to Risk Weighted Assets	73,210,000	17.61%	33,260,000	8.00%	NA	NA

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion). The Bank, along with other community banking organizations, became subject to the Basel III Rules effective January 1, 2015. As of September 30, 2015, the Company and the Bank met the requirements to be “well capitalized” under the Basel III Rules.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at September 30, 2015 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments

Commitments to extend credit	$39,441,069	$54,077,672	$93,518,741	2.29% - 18.00%
Standby letters of credit	1,726,114	84,015	1,810,129	4.50% - 6.00%

Loans sold to the FHLB under the Mortgage Partnership Finance (“MPF”) program are sold with recourse. The Bank has an agreement to sell residential loans of up to $81.0 million to the FHLB, of which approximately $72.2 million had been sold as of September 30, 2015. As a part of the agreement, the Bank had a maximum credit enhancement of $388,000 at September 30, 2015. The Company intends to continue originating and selling mortgage loans while retaining the servicing of the loans. In addition to the MPF program, the Company currently has a relationship to sell loans to Fannie Mae. These loans are also sold with recourse. The Company has a recourse liability reserve established. Since the Company has no loss experience at this time, we utilized the current Fannie Mae loss history rates in the calculation of our reserve.

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

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of June 30, 2015. The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value (“NPV”). The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 400 basis points or decreases of 100 points in 100 basis point increments. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest” column.

The tables below set forth, as of June 30, 2015 and December 31, 2014, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk (Continued)

June 30, 2015
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated	Estimated Increase (Decrease) in NPV
Change in Interest	NPV	Amount	Percent	NPV Ratio	Change

+400 bp	$71,429	$(21,761)	(23)%	13.51%	(211) bp
+300 bp	79,111	(14,079)	(15)	14.53	(109) bp
+200 bp	85,430	(7,760)	(8)	15.20	(42) bp
+100 bp	90,449	(2,741)	(3)	15.62	0 bp
0 bp	93,190	-	-	15.62	0 bp
-100 bp	92,977	(213)	-	15.31	(31) bp

December 31, 2014
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated	Estimated Increase (Decrease) in NPV
Change in Interest	NPV	Amount	Percent	NPV Ratio	Change

+400 bp	$65,349	$(20,120)	(24)%	12.03%	(201) bp
+300 bp	73,117	(12,352)	(14)	13.08	(96) bp
+200 bp	79,432	(6,037)	(7)	13.78	(26) bp
+100 bp	84,576	(893)	(1)	14.25	21 bp
- bp	85,469	-	-	14.04	- bp
-100 bp	88,703	3,234	4	14.28	24 bp

The 2015 table above indicates that at June 30, 2015 in the event of a 100 basis point decrease in interest rates, we would experience a slight decrease in the net portfolio value. In the event of a 400 basis point increase in interest rates, we would experience a 23% decrease in the net portfolio value. Management does not believe that the Company’s primary market risk exposures at September 30, 2015, and how those exposures were managed during the three months ended September 30, 2015, have changed materially when compared to the immediately preceding quarter ended June 30, 2015. However, the Company’s primary market risk exposure has not yet been quantified at September 30, 2015 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

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

FIRST CLOVER LEAF FINANCIAL CORP.

PART II - Other Information

Item 1. Legal Proceedings.

We and our subsidiaries are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At September 30, 2015, we and our subsidiaries were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

July 1 - 31, 2015	-	$-	-	44,634
August 1 - 31, 2015	-	$-	-	44,634
September 1 - 30, 2015	1,000	$9.35	1,000	349,344
Total	1,000		1,000

(1)	The Company’s board of directors approved a stock repurchase plan (the “Plan”) on November 12, 2008 for the repurchase of up to 924,480 shares of common stock, and on December 12, 2008, it increased the number of shares that may be repurchased pursuant to the Plan by an additional 382,641 shares. Additional increases of 25,000 shares to the Plan were made on April 27, 2010, August 24, 2010, November 23, 2010, June 28, 2011, and November 27, 2012. Additional increases of 100,000 shares to the Plan were made on September 25, 2012 and January 22, 2013. Additional increases of 150,000 shares were made on August 23, 2011 and February 26, 2013. An additional increase of 250,000 shares was made on July 23, 2013. The Plan has no expiration date. Effective September 3, 2015, the Company’s board of directors approved a new stock repurchase plan for the repurchase of up to 350,344 shares of common stock. The repurchase plan has no expiration date and replaces the Plan that was originally approved in 2008, and amended most recently in 2013.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

FIRST CLOVER LEAF FINANCIAL CORP.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)   Exhibits.

10.1:	First Amendment of First Clover Leaf Bank Employment Agreement with P. David Kuhl (1)
31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32:	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101:	The following financial statements as of and for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Current Report on Form 8-K of First Clover Leaf Financial Corp., filed with the Securities and Exchange Commission on September 8, 2015.

FIRST CLOVER LEAF FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE:	November 12, 2015	BY:	/s/ P. David Kuhl

P. David Kuhl,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald

Darlene F. McDonald,
Executive Vice-President and Chief Financial Officer

