Form 10-K
period 2015-12-31
First Clover Leaf Financial Corp.
filed 2016-03-24
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☐ NO ☒

As of June 30, 2015 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2015 ($9.14 per share) was $52.9 million.

As of March 15, 2016, there were 7,005,883 shares issued and outstanding of the Registrant’s Common Stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2016 Annual Meeting of Stockholders (Parts II and III).
2.	Portions of Annual Report to Stockholders for the year ended December 31, 2015 (Part II).

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

At December 31, 2015, we had total consolidated assets of $654.9 million, net loans of $420.5 million, total deposits of $533.2 million and stockholders’ equity of $80.3 million. We had net income of $4.6 million for the year ended December 31, 2015.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. The City of Edwardsville and the surrounding area have a high concentration of financial institutions, including large commercial banks, community banks and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Some of our competitors offer products and services that we currently do not offer, such as trust services. Based on Federal Deposit Insurance Corporation (the “FDIC”) data as of June 30, 2015 (the latest date for which information is available), our market share of deposits was 10.04% of all FDIC-insured deposits in Madison County, making us the third largest institution out of 26 institutions located in Madison County by deposit size as of that date. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

Our primary lending area is concentrated in Madison, Macoupin, and St. Clair Counties in Illinois. The economy of our market area is characterized by a large number of small retail establishments and small industry. Additionally, major employers in our immediate market area include Southern Illinois University-Edwardsville, Phillips 66 refinery, the local school districts, the Madison County government, Scott Air Force Base, and area hospitals. Historically, these markets have tended to be less volatile than other parts of the country. We have recently expanded into St. Louis County, Missouri, which is approximately 20 miles southwest of our headquarters in Edwardsville, Illinois.

Lending Activities

Historically, our principal lending activity included the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential property and the origination of multi-family loans. Over the past few years, in addition to these segments, we have focused our efforts on the origination of commercial real estate loans, construction and land loans, and commercial business loans. Our decision to convert to a national charter in August 2014 was due in large part to further these efforts.

Commercial real estate loans represented $153.6 million, or 36.0% of our loan portfolio at December 31, 2015. One-to-four family residential real estate mortgage loans represented $110.8 million, or 26.0%, of our loan portfolio at December 31, 2015. We offer commercial business loans, and these loans represented $89.7 million, or 21.1% of our loan portfolio, at December 31, 2015. Our multi-family loans represented $41.2 million, or 9.7% of our loan portfolio at December 31, 2015. We offer construction and land loans secured by single-family properties and residential subdivisions. Construction and land loans represented $13.6 million, or 3.2%, of our loan portfolio at December 31, 2015. We also originate consumer loans, including home equity loans and automobile loans, which totaled $17.2 million, or 4.0%, of our loan portfolio at December 31, 2015.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Real Estate Loans:
One-to-four family	$110,793	26.0%	$117,592	29.0%	$118,885	31.4%	$112,351	28.0%	$115,540	29.2%
Multi-family	41,182	9.7	41,392	10.2	40,262	10.7	42,203	10.5	39,482	10.0
Commercial real estate	153,634	36.0	129,415	31.9	120,839	32.0	138,767	34.6	128,657	32.6
Construction and land	13,589	3.2	28,591	7.0	12,848	3.4	22,767	5.7	42,467	10.7
Total real estate loans	319,198	74.9	316,990	78.1	292,834	77.5	316,088	78.8	326,146	82.5

Commercial business	89,743	21.1	73,985	18.2	71,940	19.0	71,251	17.8	48,677	12.3

Consumer Loans:
Home equity	13,656	3.2	13,524	3.3	11,713	3.1	12,062	3.0	19,140	4.8
Automobile and other	3,524	0.8	1,772	0.4	1,526	0.4	1,463	0.4	1,414	0.4
Total consumer loans	17,180	4.0	15,296	3.7	13,239	3.5	13,525	3.4	20,554	5.2

Total gross loans	426,121	100.0%	406,271	100.0%	378,013	100.0%	400,864	100.0%	395,377	100.0%

Deferred loan origination costs (fees), net	229		194		147		(50)		47
Allowance for loan losses	(5,886)		(5,561)		(5,591)		(5,945)		(7,789)

Total loans, net	$420,464		$400,904		$372,569		$394,869		$387,635

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015.

	One-to-Four Family		Multi-Family		Commercial Real Estate		Construction and Land(2)
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years
Ending December 31,
2016(1)	$7,508	4.81%	$5,781	4.03%	$23,180	4.79%	$5,000	3.68%
2017 to 2020	26,477	4.63	21,807	4.43	63,669	4.41	8,288	3.78
2021 and beyond	76,808	4.12	13,594	4.35	66,785	3.91	301	4.12

Total	$110,793	4.29%	$41,182	4.35%	$153,634	4.25%	$13,589	3.75%

	Commercial Business		Home Equity		Other Consumer		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due During the Years
Ending December 31,
2016(1)	$32,962	3.71%	$1,588	4.52%	$181	6.63%	$76,200	4.19%
2017 to 2020	22,923	4.13	8,731	4.22	1,749	3.92	153,644	4.36
2021 and beyond	33,858	3.28	3,337	4.91	1,594	3.41	196,277	3.93

Total	$89,743	3.66%	$13,656	4.42%	$3,524	3.83%	$426,121	4.13%

(1) Includes demand loans, loans having no stated repayment schedule or maturity, overdraft loans and loans in process of renewal.

(2) Includes land acquisition loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$96,408	$6,877	$103,285
Multi-family	34,440	961	35,401
Commercial real estate	104,065	26,389	130,454
Construction and land	8,108	481	8,589
Total real estate loans	243,021	34,708	277,729

Commercial business	48,751	8,030	56,781

Consumer Loans:
Home equity	1,983	10,085	12,068
Automobile and other	3,343	-	3,343
Total consumer loans	5,326	10,085	15,411

Total loans	$297,098	$52,823	$349,921

One-to-Four Family Real Estate Loans. As of December 31, 2015, one-to-four family residential loans totaled $110.8 million, or 26.0%, of our total loan portfolio. These loans are predominately collateralized by properties located in our primary market area. Virtually all of our residential real estate loans have fixed rates of interest primarily because consumers in our markets generally prefer fixed-rate mortgage loans in the continuing low interest rate environment. We generally sell most of the conforming, fixed-rate loans that we originate, but we generally retain the servicing rights on these loans. At December 31, 2015, we were servicing $123.3 million in loans for others.

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

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled $41.2 million, or 9.7%, of our total loan portfolio at December 31, 2015. Multi-family real estate loans generally are secured by apartment buildings and rental properties. The majority of our multi-family real estate loans are secured by properties located within our lending area. At December 31, 2015, our largest multi-family real estate loan relationship had a principal balance of $8.3 million, and the loans were secured by apartment buildings. At December 31, 2015, these loans were performing in accordance with their repayment terms. Multi-family real estate loans generally are offered with interest rates that adjust after one, three or five years. The majority of these loans either float with the prime rate or they are fixed balloon loans.

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

Commercial Real Estate Loans. Loans secured by commercial real estate totaled $153.6 million, or 36.0%, of our total loan portfolio as of December 31, 2015. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties, and more specialized properties such as churches and schools. We originate commercial real estate loans generally with a typical term of five years with balloon payments. These loans generally amortize over 15 to 25 years. We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate. Our largest commercial real estate loan relationship at December 31, 2015, comprised of separate credits, had an aggregate principal balance of $9.1 million and was secured by hotels. These loans were performing in accordance with their repayment terms as of December 31, 2015.

Commercial real estate loans generally have higher interest rates than residential mortgage loans. In addition, commercial real estate loans are more sensitive to changes in market interest rates because they often have shorter terms to maturity, and therefore, the interest rates adjust more frequently. Commercial real estate loans often have significant additional risk compared to one-to-four family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the repayment of commercial real estate loans typically depends on the successful operation of the related real estate project, and thus may be subject, to a greater extent than residential mortgage loans, to adverse conditions in the real estate market or in the economy generally.

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

Construction and Land Loans. As of December 31, 2015, construction and land loans totaled $13.6 million, or 3.2%, of our total loan portfolio, which is down significantly from 2014 due to loans that were transferred into permanent financing or were sold to outside investors. This portfolio consists of construction/speculative loans, construction/permanent loans and land development loans.

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

We also originate land development loans to area homebuilders that are secured by individual unimproved or improved residential building lots. Land loans are generally offered with variable prime-based interest rates with terms of up to two years. The general loan-to-value ratio is 75% of the lower of cost or appraised value of the property. At December 31, 2015, the largest construction and land loan relationship, comprised of separate credits, had an aggregate principal balance of $4.0 million and was secured by residential lots and land to be developed. The loans were performing in accordance with the repayment terms.

Commercial Business Loans. We offer commercial business loans to customers in our market area. Some of these loans are secured in part by additional real estate collateral. We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans are generally for less than five years. Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate. At December 31, 2015, we had commercial business loans outstanding with an aggregate balance of $89.7 million, or 21.1%, of the total loan portfolio. As of December 31, 2015, our largest commercial business loan relationship, comprised of separate credits, had an aggregate principal balance of $14.2 million. The loans were secured primarily by a floor plan for new and used vehicles located in our primary market area. The loans were performing in accordance with their repayment terms as of December 31, 2015.

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

Consumer Loans. Our consumer loans consist primarily of home equity lines of credit, automobile loans, loans secured by deposits and securities, and unsecured personal loans. As of December 31, 2015, consumer loans totaled $17.2 million, or 4.0%, of our total loan portfolio.

At December 31, 2015, home equity lines of credit totaled $13.7 million, or 3.2%, of total loans. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residential properties. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 90% (including senior liens on the subject property). We currently offer these loans for terms of up to five years and with adjustable rates that are tied to the prime lending rate. To date, we are seeing minimal stress in our home equity portfolio or signs of material default risks. We review reports periodically of the higher advanced credit lines and look at payment patterns and advance patterns in an effort to detect potential problems.

Automobile loans are generally offered with maturities of up to 72 months for new automobiles, while loans secured by used automobiles have maximum terms that vary depending on the age of the automobile. We require all borrowers to maintain collision insurance on automobiles securing loans in excess of $1,000, with the Bank listed as loss payee. In those instances where the borrower fails to maintain adequate insurance coverage, we are further protected against loss through a third-party policy insurance coverage. Our automobile loan portfolio totaled $3.5 million, or 0.8%, of total loans at December 31, 2015.

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

Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand. Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period. One-to-four family residential mortgage loans are generally underwritten to conform to Fannie Mae seller/servicer guidelines, and are currently originated primarily on a fixed interest rate basis. We generally sell most of our conforming, fixed-rate, one-to-four family loans that we originate with servicing rights retained, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $123.3 million of loans for others. In 2015, we originated $32.3 million in one-to-four family residential mortgage loans and received proceeds of $32.1 million from the sale of residential loans into the secondary market.

Loan Approval Procedures and Authority. Our lending activities are subject to written underwriting standards and loan origination procedures adopted by management and the board of directors. Authorized officers have predetermined approval levels, and they may approve renewals of commercial business and commercial real estate loans by a total of their combined lending limits where there has been no deterioration in either the payment pattern or financial strength of the borrower. However, all loans in excess of $5.0 million must be presented to the entire board of directors and approved by simple majority. In addition, a list of all preauthorized loans is presented to the board of directors’ loan committee on a monthly basis.

Loans to One Borrower. At December 31, 2015, the maximum amount that the Bank could have loaned to any one borrower under the 15% limit of risk-based capital was approximately $11.3 million. In addition, the Supplemental Lending Limit Program under the Office of the Comptroller of the Currency (the “OCC”) allows a national bank to make residential real estate loans, small business loans, or small farm loans in the lesser of the following two amounts: (1) 10% of the bank’s capital and surplus; or (2) the percentage of its capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for any such residential real estate, small business, small farm loans, or any unsecured loans in the state where the main office of the national bank is located. The largest lending relationship with the Bank at December 31, 2015 was in accordance with these supplemental terms and totaled $14.5 million. This relationship, comprised of separate credits, consisted of a floor plan for new and used vehicles, a real estate loan for a commercial building, and a separate commercial loan. These loans were performing in accordance with their repayment terms as of December 31, 2015.

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

Our policies require that management regularly monitor the status of the loan portfolio and report to the board of directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and our actions and plans to cure the delinquent status of the loans and to dispose of any real estate acquired through foreclosure.

During 2015, the Company experienced a decline in our non-performing and impaired loans along with a decrease in our foreclosed assets. This decline has been the Company’s trend for the past several years as the local economy has improved and many creditors have experienced improved cash flows, or improved their position through collateral liquidation. Detailed information concerning the Company’s non-performing and impaired loans is described in the paragraphs that follow. Overall, the loans that would be classified as high risk loans by the Company are very limited in number and in value.

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

Non-Performing and Impaired Loans and Other Non-Performing Assets. At December 31, 2015, our total non-performing and impaired loans and other non-performing assets were $8.6 million compared to $10.6 million at December 31, 2014. At December 31, 2015, the Company’s non-accrual loans decreased $1.5 million to $3.2 million from $4.7 million at December 31, 2014.

At December 31, 2015, the Bank had two relationships classified as non-accrual with a balance in excess of $500,000. The largest credit is a $996,000 credit to a real estate investor. This credit was placed on non-accrual status in 2012. The investor has experienced cash flow difficulties due to higher vacancy rates and the need for property repairs. Since being placed on non-accrual, $1.3 million in pay-downs from the sale of collateral has been received on this relationship, and a charge-off of $483,000 was recorded in June 2013. A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale. The borrower has signed a forbearance agreement with the Bank to aid in selling some of the properties to further reduce the debt. We believe the collateral on this loan is sufficient to cover the majority of the outstanding balance and that sufficient allowances have been set aside for the remaining outstanding balance. The second credit is for a special use facility and the borrower has entered into a short sale agreement with an expected closing date during the first quarter of 2016. A charge-off of $53,000 was recorded in December 2015.

In addition to the non-accrual loans discussed above, we may have loans that are still accruing interest that we categorize as impaired due to observed credit deterioration or restructured status. This allows us to individually evaluate them for our allowance for loan losses. At December 31, 2015, there were six credits in this classification with a total balance of $2.3 million. The bank has one relationship classified in this category with a balance in excess of $500,000. The largest is a $720,000 credit for a special purpose facility. The borrower has been experiencing insufficient cash flow and the credit has been recently restructured to allow the borrower time to improve cash flow. The loan was performing in accordance with the restructured terms at December 31, 2015.

The following table presents a summary of our past-due loans as of December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014

Loans 30-59 Days Past Due	$389,604	$985,335
Loans 60-89 Days Past Due	259,240	192,060
Loans 90 or more Days Past Due	322,206	486,126
Total Past Due Loans	$971,050	$1,663,521

Past due balances decreased $693,000, from $1.7 million at December 31, 2014 to $971,000 at December 31, 2015. The category with the largest decrease was the 30-59 day category, with the majority of that balance being one-to-four family residential loans.

The allowance for loan losses to non-performing and impaired loans ratio increased to 105.86% at December 31, 2015 compared to 82.76% at December 31, 2014. The increase in this ratio was primarily the result of a decline in non-performing and impaired loans to $5.6 million at December 31, 2015 compared to $6.7 million at December 31, 2014, as well as a slight increase in the allowance for loan losses. The allowance for loan losses to total loans increased to 1.38% at December 31, 2015 compared to 1.37% at December 31, 2014.

At December 31, 2015, the Bank had six properties classified as foreclosed assets valued at $3.1 million, which was a decrease of $800,000 from December 31, 2014. The collateral on these properties consists of farmland, two residential lot developments, a commercial development, and two single-family residences. All of these properties were transferred into foreclosed assets at cost or the property’s fair value, less estimated costs of disposal, at the date of foreclosure. Initial valuation adjustments, if any, are charged against the allowance for loan losses. The properties are evaluated on a non-recurring basis to verify that the recorded amount is supported by its current fair value.

The table below sets forth the amount and categories of our non-performing and impaired loans and other non-performing assets at the dates indicated. At December 31, 2015, 2014, 2013, 2012 and 2011, we had loans of approximately $3.9 million, $5.7 million, $6.2 million, $8.9 million and $9.3 million, respectively, that were classified as troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) which are considered to be impaired loans.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans:
One-to-four family	$602	$589	$1,671	$2,087	$1,203
Multi-family	996	1,341	2,100	3,006	1,120
Commercial real estate	1,245	1,242	1,389	3,466	762
Construction and land	-	1,432	1,141	2,456	7,690
Commercial business	263	25	-	260	250
Consumer	133	48	145	196	142
Total non-accrual loans	3,239	4,677	6,446	11,471	11,167

Accruing loans delinquent 90 days or more:
One-to-four family	-	-	-	183	405
Commercial business	-	-	-	26	-
Total accruing loans delinquent 90 days or more	-	-	-	209	405

Total non-performing loans	3,239	4,677	6,446	11,680	11,572

Other impaired loans:
One-to-four family	304	678	49	-	923
Multi-family	-	-	-	-	2,521
Commercial real estate	1,491	1,025	589	-	2,595
Construction and land	187	207	-	-	155
Commercial business	323	116	132	-	1,314
Consumer	17	17	18	-	509
Total other impaired loans	2,322	2,043	788	-	8,017

Total non-performing and impaired loans	5,561	6,720	7,234	11,680	19,589

Foreclosed assets:
One-to-four family	6	20	635	782	1,157
Multi-family	-	-	118	-	-
Commercial real estate	19	31	692	826	755
Construction and land	3,034	3,837	4,132	4,898	3,911
Total foreclosed assets	$3,059	$3,888	$5,577	$6,506	$5,823

Total non-performing and impaired assets	$8,620	$10,608	$12,811	$18,186	$25,412

Ratios:
Non-performing and impaired loans to total loans	1.30%	1.65%	1.94%	2.96%	5.05%
Non-performing and impaired assets to total assets	1.32%	1.75%	2.06%	3.03%	4.52%

For the year ended December 31, 2015, $146,113 of gross interest income would have been recorded had our non-accruing loans (including those identified as troubled debt restructurings) been current in accordance with their original terms. We recorded $32,962 of income on such loans for the year ended December 31, 2015.

For the year ended December 31, 2015, $114,871 of gross interest income would have been recorded had our troubled debt restructured loans been current in accordance with their original terms. We did not record any income on such loans for the year ended December 31, 2015.

At December 31, 2015, we had no loans which were not already classified as non-accrual, 90 days past due, or impaired, with known information about possible credit problems of the borrower, that caused management to have serious concerns and would have resulted in disclosure as non-accrual, 90 days past due, or impaired.

Foreclosed Assets. Foreclosed assets consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the property’s fair value at the date of foreclosure less estimated selling costs. Initial valuation adjustments, if any, are charged against the allowance for losses on loans. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value. Subsequent declines in estimated fair value are charged to expense when incurred. Revenues and expenses related to holding and operating these properties are recognized or expensed as incurred. At December 31, 2015, we held six properties as foreclosed assets with a total value of $3.1 million.

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

On the basis of management’s review of our assets, at December 31, 2015, we had classified $7.7 million of our assets as substandard, of which $5.6 million were also impaired, and $92,000 as doubtful.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2015
One-to-four family	3	$259	1	$34	4	$293
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	1	112	1	112
Construction and land	-	-	-	-	-	-
Commercial business	-	-	2	87	2	87
Consumer	-	-	2	89	2	89
Total	3	$259	6	$322	9	$581

At December 31, 2014
One-to-four family	3	$167	8	$408	11	$575
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	2	30	2	30
Construction and land	-	-	-	-	-	-
Commercial business	1	25	-	-	1	25
Consumer	-	-	2	48	2	48
Total	4	$192	12	$486	16	$678

At December 31, 2013
One-to-four family	2	$116	7	$674	9	$790
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	1	30	1	30
Construction and land	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Consumer	-	-	1	30	1	30
Total	2	$116	9	$734	11	$850

At December 31, 2012
One-to-four family	7	$578	16	$1,811	23	$2,389
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	2	535	2	535
Construction and land	-	-	2	375	2	375
Commercial business	-	-	4	287	4	287
Consumer	3	39	3	55	6	94
Total	10	$617	27	$3,063	37	$3,680

At December 31, 2011
One-to-four family	1	$50	18	$947	19	$997
Multi-family	-	-	1	236	1	236
Commercial real estate	1	1,746	4	762	5	2,508
Construction and land	1	229	5	7,130	6	7,359
Commercial business	1	127	3	194	4	321
Consumer	3	124	2	142	5	266
Total	7	$2,276	33	$9,411	40	$11,687

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended
	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Balance at beginning of year	$5,561	$5,591	$5,945	$7,789	$5,728

Charge -offs:
One-to-four family	(25)	(263)	(550)	(263)	(421)
Multi-family	-	-	(482)	-	(228)
Commercial real estate	(79)	(2)	(217)	(576)	(379)
Construction and land	-	-	-	(2,123)	(1,754)
Commercial business	-	(190)	(141)	(650)	(483)
Consumer	(2)	(44)	(38)	(94)	(105)
Total charge-offs	(106)	(499)	(1,428)	(3,706)	(3,370)

Recoveries:
One-to-four family	21	466	17	2	37
Multi-family	12	-	-	34	-
Commercial real estate	12	-	205	235	8
Construction and land	811	230	302	22	72
Commercial business	74	13	59	18	22
Consumer	1	10	6	1	-
Total recoveries	931	719	589	312	139

Net recoveries (charge-offs)	825	220	(839)	(3,394)	(3,231)
Provision (credit) for loan losses	(500)	(250)	485	1,550	5,292

Balance at end of year	$5,886	$5,561	$5,591	$5,945	$7,789

Ratios:
Net (recoveries) charge-offs to average loans outstanding	(0.20)%	(0.06)%	0.22%	0.85%	0.82%
Allowance for loan losses to non-performing and impaired loans	105.86%	82.76%	77.28%	50.89%	39.76%
Allowance for loan losses to total loans	1.38%	1.37%	1.50%	1.51%	2.01%

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

	At December 31,
	2015			2014			2013
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$1,140	$110,793	26.0%	$1,120	$117,592	29.0%	$1,425	$118,885	31.4%
Multi-family	474	41,182	9.7	437	41,392	10.2	661	40,262	10.7
Commercial	1,984	153,634	36.0	1,650	129,415	31.9	1,455	120,839	32.0
Construction and land	498	13,589	3.2	1,195	28,591	7.0	668	12,848	3.4
Commercial business	1,435	89,743	21.1	951	73,985	18.2	1,219	71,940	19.0
Consumer	355	17,180	4.0	208	15,296	3.7	163	13,239	3.5
Total	$5,886	$426,121	100.0%	$5,561	$406,271	100.0%	$5,591	$378,013	100.0%

	At December 31,
	2012			2011
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate Loans:
One-to-four family	$847	$112,351	28.0%	$777	$115,540	29.2%
Multi-family	959	42,203	10.5	780	39,482	10.0
Commercial	1,268	138,767	34.6	1,157	128,657	32.6
Construction and land	1,413	22,767	5.7	3,934	42,467	10.7
Commercial business	1,296	71,251	17.8	970	48,677	12.3
Consumer	162	13,525	3.4	171	20,554	5.2
Total	$5,945	$400,864	100.0%	$7,789	$395,377	100.0%

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

The Financial Accounting Standards Board’s guidance regarding the accounting for certain investments in debt and equity securities requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. We classified all of our securities as available for sale at December 31, 2015.

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

Our debt securities are mainly composed of securities issued by the U.S. Government, government agencies and government-sponsored enterprises (primarily the Federal Home Loan Bank (the “FHLB”), Fannie Mae and Freddie Mac), state and local municipalities, although from time to time we make other investments as permitted by applicable laws and regulations.

The Company utilizes a third party vendor for investment portfolio accounting. The vendor provides a monthly report indicating by individual bond the gain or loss position of the security, as well as any downgrades that have occurred. When a bond is downgraded, we contact a broker to gain a better understanding of the reason for the downgrade and any known or anticipated defaults by the issuer. We consider the grade of the bond and the payment history when determining if a bond should be classified as other than temporarily impaired and if a write down of the security is necessary. The board of directors is informed quarterly of any bond downgrades and the overall gain or loss position of the investment portfolio. As of December 31, 2015, we had no securities considered to be other-than-temporarily impaired.

Available for Sale Portfolio. The following table sets forth the composition of our available for sale portfolio at the dates indicated. For further information see Notes 1 and 2 to our Consolidated Financial Statements.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities:
U.S. government agency obligations	$29,183	$29,048	$26,280	$25,870	$41,983	$40,915
U.S. treasury securities	-	-	-	-	5,000	5,000
State and municipal securities	44,746	45,734	44,828	45,573	39,827	38,745
Other securities	4	4	4	4	4	4
Mortgage-backed: residential	29,171	28,971	32,800	32,779	33,404	32,868

Total investment securities available for sale	$103,104	$103,757	$103,912	$104,226	$120,218	$117,532

At December 31, 2015, we held 47 available-for-sale securities that had been in a loss position for less than 12 months, and 20 available-for-sale securities that had been in a loss position for 12 months or more. Included in the 47 securities in the less-than-12 month position are (1) 11 agency securities, seven of which have been in a loss position for one month, three of which have been in a loss position for two months, and one has been in a loss position for three months, (2) 16 state and municipal securities, five of which have been in a loss position for two months, one has been in a loss position for three months, one has been in a loss position for four months, two have been in a loss position for eight months and seven have been in a loss position for 11 months, and (3) 20 mortgage-backed securities, four of which have been in a loss position for one month, nine have been in a loss position for two months, one has been in a loss position for three months, four have been in a loss position for eight months, and two have been in a loss position for 10 months. Included in the 20 securities in the 12-months-or-more position are four agency securities, 11 state and municipal securities, and 5 mortgage-backed securities.

As of December 31, 2015, management believes that the estimated fair values of the securities noted above were primarily dependent on movements in market interest rates. These investment securities were comprised of securities that are rated investment grade by at least one bond credit rating service. Management believes that these fair values will recover as the underlying portfolios mature. We do not intend to sell or expect that it is more likely than not that we will be required to sell these investment securities prior to the anticipated recovery in fair value. Accordingly, management does not believe any individual unrealized loss as of December 31, 2015, represents an other-than-temporary impairment.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates except for mortgage-backed securities, which are based on accounting speed to reflect the impact of prepayments. State and municipal securities yields have been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale:
Investment Securities

U.S. government agency obligations	$5,544	1.30%	$17,503	1.48%	$6,136	1.98%	$-	-%	$29,183	$29,048	1.55%
State and municipal securities	565	6.03	7,477	3.13	25,288	3.91	11,416	4.35	44,746	45,734	3.92
Other securities	4	-	-	-	-	-	-	-	4	4	-
Mortgage-backed: residential	-	-	28,656	1.86	515	2.11	-	-	29,171	28,971	1.86

Total investment securities available for sale	$6,113	1.74%	$53,636	1.91%	$31,939	3.51%	$11,416	4.35%	$103,104	$103,757	2.67%

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

Deposits. Residents of our primary market area are our main source of deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. From time to time, we supplement our funding with brokered deposits. At December 31, 2015, we had $70.5 million of brokered deposits, which included $59.7 million of interest-bearing transaction deposit accounts and $10.8 million of time deposits generated from our local customer base that utilize these brokered deposit products in order to obtain full FDIC insurance coverage. We have several additional sources for obtaining wholesale and brokered deposits if needed in the future. Our deposit products include demand and NOW, money market, savings, and term certificate accounts. The interest rates, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Management determines the rates and terms based on competitive market rates, our needs for funds or liquidity, growth goals and federal and state regulations.

Noninterest-Bearing Deposits. The balances of our noninterest-bearing deposits at December 31, 2015 and 2014 were $69.3 million and $68.2 million, respectively.

Interest-Bearing Deposits. The balances of our interest-bearing deposits at December 31, 2015 and 2014 were $463.9 million and $442.1 million, respectively.

Deposit Accounts by Type. The following table sets forth the average balances of our deposits in the various types of deposit programs for the years indicated.

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Noninterest-bearing transaction	$62,261	12.5%	-%	$56,850	11.0%	-%	$57,082	11.9%	-%
Interest-bearing transaction	275,949	55.4	0.24	305,375	58.9	0.24	258,136	53.8	0.39
Savings deposits	30,180	6.1	0.17	28,460	5.5	0.18	27,029	5.6	0.29
	368,390	73.9		390,685	75.4		342,247	71.3

Time deposits	129,973	26.1	1.12	127,482	24.6	1.09	138,024	28.7	1.21

Total average deposits	$498,363	100.0%	0.44%	$518,167	100.0%	0.42%	$480,271	100.0%	0.57%

Time Deposit Balances and Maturities. The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2015.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 months	Over 12 Months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$7,225	$6,515	$11,794	$39,926	$65,460
Certificates of deposit of $100,000 or more (1)	5,712	15,072	14,513	32,415	67,712
Total certificates of deposit	$12,937	$21,587	$26,307	$72,341	$133,172

(1) The weighted average interest rates for these accounts, by maturity period, were: 0.73% for 3 months or less; 0.67% for over 3 to 6 months; 0.92% for over 6 to 12 months; and 1.53% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 1.14%.

Borrowings. Our borrowings consist of FHLB advances, repurchase agreements and subordinated debentures. At December 31, 2015, we had $16.0 million in advances and access to additional FHLB advances of up to $76.2 million, and we had $19.7 million in securities sold under agreements to repurchase. For additional information on our subordinated debentures, please see Note 11 to our Consolidated Financial Statements.

The following table sets forth information concerning balances and interest rates on all of our borrowings at or for the periods shown:

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Balance at end of year	$39,728	$18,336	$44,746
Average balance during year	31,845	33,509	52,607
Maximum outstanding at any month end	42,258	39,483	56,933
Weighted average interest rate at end of year	0.88%	0.85%	0.65%
Average interest rate during year	0.83%	1.02%	1.04%

Subsidiary Activities

The Company’s primary subsidiary is the Bank. The financial statements also include a wholly-owned entity on a deconsolidated basis, First Clover Leaf Statutory Trust I.

Personnel

As of December 31, 2015, we had 91 full-time employees and 14 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

SUPERVISION AND REGULATION

In August of 2014, the Bank converted its charter from a federal savings and loan association to a national bank, making First Clover Leaf a bank holding company. While the charter conversion did not change our regulators, it fundamentally changed the laws and regulations applicable to us. The following is a summary of the material elements of the supervisory and regulatory framework applicable to us under our new regulatory regime. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

General

FDIC-insured institutions, like the Bank, as well as their holding companies and their affiliates, are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the OCC, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on the business of the Company and the Bank. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s and the Bank’s business, the kinds and amounts of investments they may make, Bank reserve requirements, capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with insiders and affiliates and the Bank’s payment of dividends. In the last several years, the Company and the Bank have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Act. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase.

This supervisory and regulatory framework subjects FDIC-insured institutions and their holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banking organizations, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated that the Federal Reserve establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that were considered Tier 1 Capital for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as Tier 1 Capital but the Company has to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The capital standards for the Company and the Bank changed on January 1, 2015 to add the requirements of Basel III, discussed below. The minimum capital standards effective prior to and including December 31, 2014 are:

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

For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and the Bank’s allowance for loan losses, subject to a limitation of 1.25% of risk-weighted assets. Further, risk-weighted assets for the purpose of the risk-

weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% are applied.

The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more).  On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Because of Dodd-Frank Act requirements, Basel III essentially layers a new set of capital standards on the previously existing Basel I standards.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publically traded companies).

The Basel III Rule not only increased most of the required minimum capital ratios effective January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking organization’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios beginning January 1, 2015, as follows:

•	A new ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;
•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;
•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total adjusted quarterly average assets equal to 4% in all circumstances.

Not only did the capital requirements change but the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios changed as well. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized” under the Prompt Corrective Action rules discussed below. Bank regulatory agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for such organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Moreover, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the OCC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

•	A new Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A minimum ratio of Tier 1 Capital to total risk-weighted assets of 8% (6% under Basel I);
•	A minimum ratio of Total Capital to total risk-weighted assets of 10% (the same as Basel I); and
•	A leverage ratio of Tier 1 Capital to total adjusted quarterly average assets of 5% or greater.

In addition, banking organizations that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to:

•	7% for Common Equity Tier 1Capital,
•	8.5% for Tier 1 Capital and
•	10.5% for Total Capital.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer.

As of December 31, 2015: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2015, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action. An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well. This regime applies to FDIC-insured institutions, not holding companies, and provides escalating powers to bank regulatory agencies as a bank’s capital diminishes. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring dismissal of senior executive officers or directors; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Regulation and Supervision of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where it might not otherwise do so. The Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding its operations as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has not elected to operate as a financial holding company.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as impacted by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Maryland corporation, the Company is subject to the limitations of Maryland corporate law, which permits the Company to pay dividends from the net earnings of the Company for the fiscal year in which the distribution is made; the net earnings of the Company for the preceding fiscal year; or the sum of the net earnings of the Company for the preceding eight fiscal quarters. No distribution may be made if, after giving effect to the distribution: (i) the Company would not be able to pay its indebtedness as the indebtedness becomes due in the usual course of business; or (ii) the Company’s total assets would be less than the sum of the Company’s total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System. As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.   For deposit insurance assessment purposes, an FDIC-insured institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking.

Amendments to the Federal Deposit Insurance Act revised the assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated to be its average consolidated total assets less its average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions. In lieu of dividends, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2%, and 2.5%. As a consequence, premiums will decrease once the

1.15% threshold is exceeded. The FDIC has until September 30, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act also permanently established the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor.

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2015 was 0.58 basis points ($0.06 per $1,000 dollars of assessable deposits).

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2015, the Bank paid supervisory assessments to the OCC totaling $161,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the institution has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, is designed to promote more medium- and long-term funding of the assets and activities of institutions over a one-year horizon. These tests provide an incentive for institutions to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions.

Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators, and began recommending portfolio stress testing as a sound risk management practice for community banks. Although stress tests are not officially required for banks with less than $10 billion in assets, they have become part of annual regulatory exams even for banks small enough to be officially exempted from the process. The OCC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank has begun the process.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2016: the first $15.2 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is 3% up to $110.2 million plus 10% of the aggregate amount of total transaction accounts in excess of $110.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), along with anti-money laundering and bank secrecy laws (“AML-BSA”), are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification and ongoing due diligence programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation among FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2015, the Bank does not exceed these guidelines.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The Bank does not currently expect the CFPB’s rules to have a significant impact on the Company’s operations, except for higher compliance costs.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), we were permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. We were required to use the specific charge off method in computing our bad debt deduction beginning with our 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2015, the Bank had no reserves subject to recapture.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules. At December 31, 2015, our total federal pre-1988 base year reserve was approximately $3.0 million. However, under current law, pre-1988 base year reserves remain subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

Illinois State Taxation. The Company is required to file Illinois income tax returns and pay tax at a stated tax rate of 7.75% for 2015 and 9.5% for 2014 and 2013 of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations.

ITEM 1A.               RISK FACTORS

Not Required.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

The following table provides certain information with respect to our offices as of December 31, 2015:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
			(In thousands)

Main Office 6814 Goshen Road Edwardsville, Illinois 62025	Owned	2006	$3,149

2143 S. State Route 157 Edwardsville, Illinois 62025	Owned	2006	812

300 St. Louis Street Edwardsville, Illinois 62025	Owned	1964	1,296

1046 E. Madison Street Wood River, Illinois 62095	Owned	2008	1,559

12551 State Route 143 Highland, Illinois 62249	Leased	2011	‒

4101 N. Illinois Street Swansea, Illinois 62226	Owned	2014	944

Loan Production Office 255 S. Meramec Ave, Ste 302 St. Louis, Missouri 63105	Leased	2015	‒

The net book value of our premises, land and equipment was approximately $9.9 million at December 31, 2015. In 2008, we purchased land in Highland, Illinois which is still being held for possible future branch expansion. The Bank continues to pursue other expansion opportunities.

ITEM 3.                 LEGAL PROCEEDINGS

We and our subsidiaries are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2015, we and our subsidiaries were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The information required by this item is set forth under the section captioned “Market for Common Stock” in our Annual Report to Stockholders, pertinent portions of which are included as Exhibit 13 to this Form 10-K, and is incorporated herein by reference. No equity securities were sold during the year ended December 31, 2015 that were not registered under the Securities Act.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the fourth quarter of 2015. The Company’s board of directors approved a stock repurchase plan (the “Plan”) in 2008, which has been incrementally amended to increase the number of shares subject to the program. Effective September 3, 2015, the Company’s board of directors approved a new stock repurchase program for the repurchase of up to 350,344 shares of common stock. The repurchase program has no expiration date and replaces the Plan that was originally approved in 2008, and amended most recently in 2013. As of December 31, 2015, 349,344 shares of common stock were available for repurchase by the Company pursuant to the program.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 “Internal Control-Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2015, the Company’s internal control over financial reporting was effective, based on those criteria.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the section captioned “Proposal I–Election of Directors” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.              EXECUTIVE COMPENSATION

The information required by this item is set forth under the section captioned “Executive Compensation” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the section captioned “Voting Securities and Principal Holders Thereof” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of First Clover Leaf Financial Corp. (1)

3.2	Bylaws of First Clover Leaf Financial Corp. (1)

4	Form of common stock certificate of First Clover Leaf Financial Corp. (1)

10.1	Employment Agreement of William D. Barlow (2)

10.2	Employment Agreement of P. David Kuhl (3)

10.3	Employment Agreement of Dennis M. Terry (3)

10.4	First Amendment to Employment Agreement of William D. Barlow (3)

10.5	Amended and Restated Employment Agreement of Lisa M. Fowler (4)

10.6	Amended and Restated Employment Agreement of Darlene F. McDonald (4)

10.7	Employment Agreement of Lisa M. Fowler (5)

10.8	First Amendment to Employment Agreement of Lisa M. Fowler (5)

10.9	First Clover Leaf Bank First Amendment to Employment Agreement of Lisa M. Fowler (5)

10.10	Salary Continuation Agreement of William D. Barlow (5)

10.11	Salary Continuation Agreement of Lisa M. Fowler (5)

10.12	Salary Continuation Agreement of Darlene F. McDonald (5)

10.13	First Clover Leaf Bank Amended and Restated Director Deferred Fee Plan (5)

10.14	First Amendment to Employment Agreement of P. David Kuhl (6)

13	Portions of Annual Report to Stockholders

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements as of and for the years ended December 31, 2015 and 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form SB-2 of First Clover Leaf Financial Corp. (File No. 333-132423), originally filed with the Securities and Exchange Commission on March 14, 2006.
(2)	Incorporated by reference to the Annual Report on Form 10-K of First Clover Leaf Financial Corp. for the year ended December 31, 2012, filed with the Commission on March 29, 2013.
(3)	Incorporated by reference to the Current Report on Form 8-K of First Clover Leaf Financial Corp., filed with the Commission on September 30, 2013.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB of First Clover Leaf Financial Corp. for the year ended December 31, 2006, filed with the Commission on April 2, 2007.
(5)	Incorporated by reference to the Annual Report on Form 10-K of First Clover Leaf Financial Corp. for the year ended December 31, 2014, filed with the Commission on March 31, 2015.
(6)	Incorporated by reference to the Current Report on Form 8-K of First Clover Leaf Financial Corp., filed with the Commission on September 8, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Clover Leaf Financial Corp.

Date: March 24, 2016	By:	/s/ P. David Kuhl
P. David Kuhl, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ P. David Kuhl	By:	/s/ Gerard Schuetzenhofer
	P. David Kuhl, President, and Chief		Gerard Schuetzenhofer
	Executive Officer and Director		Chairman of the Board
(Principal Executive Officer)

Date: March 24, 2016		Date: March 24, 2016

By:	/s/ Darlene F. McDonald	By:	/s/ Joseph J. Gugger
	Darlene F. McDonald, Executive Vice		Joseph J. Gugger
	President and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 24, 2016		Date: March 24, 2016

By:	/s/ Mona Haberer	By:	/s/ Kenneth Highlander
	Mona Haberer		Kenneth Highlander
	Director		Director

Date: March 24, 2016		Date: March 24, 2016

By:	/s/ Gary Niebur	By:	/s/ Joseph Stevens
	Gary Niebur		Joseph Stevens
	Director		Director

Date: March 24, 2016		Date: March 24, 2016

By:	/s/ Dennis M. Terry	By:	/s/ Mary Westerhold
	Dennis M. Terry		Mary Westerhold
	Director		Director

Date: March 24, 2016		Date: March 24, 2016