Form 10-K/A
period 2015-12-31
First Clover Leaf Financial Corp.
filed 2016-04-28
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

SCHEDULE 10-K/A

(Amendment No. 1)

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

As of April 27, 2016, there were 7,005,883 shares issued and outstanding of the Registrant’s Common Stock, par value $0.10 per share.

EXPLANATORY NOTE

First Clover Leaf Financial Corp. (the “Company”, “we” or “First Clover Leaf”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2016. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days of December 31, 2015. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.

Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to include the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

2

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information for each person currently serving as a member of the Board of Directors of the Company. These directors may also serve on the Board of Directors of First Clover Leaf Bank, National Association (the “Bank”).

The following table sets forth certain information regarding the composition of our Board of Directors, including the terms of office of each director. Ages are shown as of April 26, 2016.

Name	Age	Position	Current Term Expires	Director Since(1)

Director

Joseph J. Gugger	65	Director	2016	2000
Kenneth P. Highlander	62	Director	2016	2009
P. David Kuhl	66	President, Chief Executive	2016	2013
		Officer and Director
Gary D. Niebur	60	Director	2016	2009
Mary Westerhold	50	Director	2017	2011
Dennis M. Terry	69	Director	2017	2009
Mona B. Haberer	58	Director	2018	2013
Joseph Stevens	70	Director	2018	1990
Gerard A. Schuetzenhofer	58	Chairman of the Board	2018	2009

(1)	Includes service on the Board of Directors of First Federal Financial Services, Inc. and Clover Leaf Financial Corp., the predecessor companies to First Clover Leaf.

The Business Background of Our Directors and Executive Officers

The business experience of each of our directors and executive officers is set forth below. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors

Gerard A. Schuetzenhofer is Chairman of the Board of Directors. Mr. Schuetzenhofer is the President of Coldwell Banker Brown Realtors/Coldwell Banker Commercial Brown Realtors, a real estate brokerage firm with offices in Edwardsville, O’Fallon, Troy, Highland and Belleville, Illinois. He has held the position of President since 1989. Mr. Schuetzenhofer joined the board of the Company in 2009. Mr. Schuetzenhofer’s experience as the owner of a local real estate brokerage firm provides the Board with assistance in assessing local real estate values, trends and developments, in identifying potential new lending customers and in assessing the relative risk of projects and properties securing loans made by the Bank.

Joseph J. Gugger has served: as a partner of Fastechnology LLC, an engineering company, since 1999; as a partner of CBC LLC, a real estate company, since 1999; and as the owner of Gugger Group, Inc., a manufacturing and investment company, since 1993. Mr. Gugger serves as President of the EGHM Foundation, a local foundation consisting of 24 local business leaders. Mr. Gugger is also very active in other civic groups. Mr. Gugger joined the board of Clover Leaf Financial Corp. in 2000, serving on that board until the acquisition by the Company in 2006, at which time Mr. Gugger was appointed to the Company’s Board. Mr. Gugger’s experience in managing the operations of various companies provides the Board with valuable business experience. Additionally, his partnership experience with CBC LLC provides the Board with assistance in assessing local real estate values, trends and developments, in identifying potential new lending customers and in assessing the relative risk of projects and properties securing loans made by the Bank.

Mona B. Haberer has served as the President and Chief Executive Officer of Florists’ Insurance Companies in Edwardsville, Illinois, since 2008, where she has been employed since 1989 and previously served as Chief Financial Officer. Ms. Haberer is a member of the American Institute of Certified Public Accountants. Ms. Haberer is also an active member in several civic groups including; the Horticultural Research Institute Investment Committee; The Leadership Council of Southwestern Illinois; the Age Smart Community Resources Advisory Board; and a Foundation Board Member for Lewis & Clark Community College. Ms. Haberer joined the Board of the Company in 2013. Ms. Haberer’s experience in managing corporate operations provides the Board with valuable business and management experience. In addition, her financial and accounting experience provides the Board with valuable insight in accounting and strategic transactions involving the Company.

Kenneth P. Highlander is the retired President of Ready-Mix Services, Inc., a concrete manufacturer with plants in Hamel, Alton and Collinsville, Illinois, where he was employed since 1971. Mr. Highlander joined the board of Clover Leaf Financial Corp. in 1996, serving on that board until the acquisition by the Company in 2006, at which time Mr. Highlander then served on the board of First Clover Leaf Bank between 2006 and 2009. He was appointed to the Company’s Board in 2009. Mr. Highlander’s experience in managing the operations of a manufacturing company provides the Board with valuable managerial experience.

P. David Kuhl has served as the President and Chief Executive Officer of the Company and the Bank since October 2013. He was formerly the Chairman, President and Chief Executive Officer of Freestar Bank in Pontiac, Illinois, from 2007 – 2012 and prior to that was Chairman and Chief Executive Officer of Busey Bank in Urbana, Illinois, from 1979-2006. He served as Chairman of the Illinois Bankers Association in 2007 – 2008, and was Chairman of the Federal Home Loan Bank of Chicago from 2007 – 2010 and was a Director from 2000 – 2010. Mr. Kuhl was appointed to the Board of the Company in 2013. Mr. Kuhl brings over 40 years of executive management experience and industry knowledge to the board and to First Clover Leaf and the Bank.

Gary D. Niebur has served as the Executive Director of the Edwardsville YMCA since 1982. Mr. Niebur is a lifelong resident of Edwardsville, and was the mayor of Edwardsville from 1993 to 2013. Mr. Niebur joined the board of Clover Leaf Financial Corp. in 1992, serving on the board until the acquisition by the Company in 2006, at which time Mr. Niebur then served on the board of First Clover Leaf Bank between 2006 and 2009. He was appointed to the Company’s Board in 2009. His knowledge of the community and surrounding area, local municipalities and contacts with local community leaders provides the Board with insight into the Bank’s market and service area.

Joseph Stevens is the retired founder of Joe’s Market Basket LLC, a retail grocery and garden center established in 1971. He is the President of GEM Properties LLC, a commercial real estate enterprise. Mr. Steven’s joined the board of First Federal Financial Services in 1990, serving on the board until 2006 when the acquisition of Clover Leaf Financial Corp was completed. He was then appointed to the board of the Company. Mr. Steven’s experience as a local business owner and his real estate investment experience provides the board with insight into the local economy.

Dennis M. Terry currently serves as the Director of Market Relations and Board Projects of the Bank, prior to which he served as our President and Chief Executive Officer from October 2006 until October 2013. Mr. Terry served as President and Chief Executive Officer of Clover Leaf Bank since 2000 until its acquisition in July 2006 by the Company. Mr. Terry has over 40 years of experience in banking. Mr. Terry joined the board of Clover Leaf Financial Corp. in 2000, serving on the board until the acquisition by the Company in 2006, at which time Mr. Terry then served on the board of First Clover Leaf Bank between 2006 and 2009. He was appointed to the Company’s board in 2009. Mr. Terry’s significant local banking experience and continued participation in the financial industry trade associations provides the Board with a perspective on the day-to-day operations of the Bank and assists the Board in assessing the trends and developments in the financial institutions industry on a local and national basis.

Mary Westerhold is the Vice President and Chief Financial Officer of Madison Communications, Inc. and its affiliate telecommunications companies, Madison Telephone Company and Madison Network Systems, Inc., where she has been employed since 1992. Prior to 1992, Ms. Westerhold served as a Commercial Loan Officer for

Mark Twain Bancshares. Ms. Westerhold is also an active member in civic groups in our community. Ms. Westerhold joined the Board of the Company in 2011. Ms. Westerhold’s experience in managing the operations of the various companies provides the Board with valuable general business experience in the communities we serve. In addition, her financial and accounting experience provides the Board with valuable insight in accounting and strategic transactions involving the Company.

Executive Officers Who Are Not Directors

William D. Barlow, 57, has served as the Bank’s Executive Vice President and Chief Lending Officer since October 2013, prior to which he served as the Bank’s Senior Vice President and Senior Lender since 2011. Prior to his employment at the Bank, from 2001 to 2011 Mr. Barlow was Senior Vice President and Senior Lender of the Bank of Edwardsville, an Illinois-chartered bank headquartered in Edwardsville, Illinois. As previously announced, Mr. Barlow will be resigning from his employment effective on May 5, 2016.

Lisa R. Fowler, 50, has served as the Bank’s Chief Credit Officer since October 2013, and became Executive Vice President in January 2014, prior to which she served as the Bank’s Senior Vice President – Chief Lending Officer since our July 2006 acquisition of Clover Leaf Bank. Prior to July 2006, since June 2000, Ms. Fowler served as Senior Vice President of Clover Leaf Bank.

Darlene F. McDonald, 53, has served as Chief Financial Officer of the Company and the Bank since July 2006, and became Executive Vice President in January 2014, prior to which she served as Senior Vice President and Chief Financial Officer since our July 2006 acquisition of Clover Leaf Bank. From 2000 to July 2006, Ms. McDonald served as Senior Vice President, Treasurer and Secretary of Clover Leaf Bank.

Procedures for the Recommendation of Director Nominees by Stockholders

There have been no material changes to these procedures since they were previously disclosed in the definitive proxy statement for our 2015 annual meeting of stockholders.

Code of Ethics

We have adopted a Code of Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This Code is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. There were no amendments made to or waivers from our Code of Ethics in 2015. A copy of our Code of Ethics is posted on the Company website at www.firstcloverleafbank.com.

Audit Committee

Our Audit Committee consists of directors Highlander, Gugger, Haberer and Stevens, each of whom is “independent” in accordance with NASDAQ listing standards and the rules and regulations of the SEC. The committee is chaired by director Highlander. The Board has determined that directors Highlander and Haberer qualify as “audit committee financial experts” as that term is used in the rules and regulations of the SEC. Mr. Highlander’s previous experience with understanding and overseeing the financial operations of Ready-Mix Services, Inc., as well as his previous years of service and experience on the audit committee of Clover Leaf Financial Corp., contribute to the determination that he qualifies as an audit committee financial expert. Ms. Haberer’s prior role as Chief Financial Officer with Florists’ Insurance Companies, including her experience preparing and analyzing financial statements, contributes to the determination that she qualifies as an audit committee financial expert.

Pursuant to its responsibilities, the Audit Committee reviews: (i) the contents of and conclusions in audit reports prepared by our independent registered public accounting firm; (ii) the annual engagement of our independent registered public accounting firm and approves such engagement; (iii) the Company’s audit policy; and (iv) the financial statements and internal controls of the Company with management and our independent registered public accounting firm. The Board of Directors has adopted a written charter for the Audit Committee, which is posted on the Company website at www.firstcloverleafbank.com. The Audit Committee met five times during 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered pursuant to Section 12(b) of the Exchange Act. Under Section 16(a) of the Exchange Act, our executive officers, directors and beneficial owners of greater than 10% of our common stock (“10% beneficial owners”) are required to file reports with the SEC disclosing their beneficial ownership and changes in their beneficial ownership of our common stock. SEC rules require disclosure in our proxy statement relating to the annual meeting of stockholders and Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis. Based solely on our review of ownership reports and management questionnaires, we believe that none of our executive officers, directors or 10% beneficial owners failed to file these reports on a timely basis for 2015.

ITEM 11.          EXECUTIVE COMPENSATION

Compensation and Personnel Committee. The role of the Compensation Committee is to review and approve annually the compensation levels of the Company’s executive officers and directors. The Compensation Committee is comprised entirely of outside, non-employee directors. It is the intention of the Compensation Committee to administer a compensation program that will enable us to attract and retain talented executive officers who are capable of meeting our strategic goals and thereby maximize our performance for the benefit of the stockholders. The Compensation Committee considers four key elements of total compensation: base salary, benefits, annual incentive compensation, and long-term incentives. In 2014 the Compensation Committee engaged Blanchard Consulting, a compensation consulting company based in Minnesota, to perform a review of the Company’s compensation program. Blanchard was instructed by the Compensation Committee to conduct a review of director’s compensation and also the compensation program, benefits and long term equity plans for our named executive officers.

Executive Compensation Philosophy. Our executive compensation philosophy is to design, maintain, and offer an executive compensation program that enables the Company to attract, develop and retain strong executive officers capable of maximizing the Company’s performance for the benefit of its stockholders. We provide competitive compensation opportunities that are aligned with the Company’s financial performance and the generation of value for stockholders through stock-price appreciation. The Company’s focus is on retaining and motivating key executives, and maintaining profitability, asset quality and loan growth, while aggressively controlling expenses.

Regulatory Impact on Compensation. As a publicly-traded financial institution, the Company must contend with several often overlapping layers of regulations when considering and implementing compensation-related decisions. These regulations do not set specific parameters within which compensation decisions must be made, but do require the Company and the Compensation Committee to be mindful of the risks that often go hand-in-hand with compensation programs designed to incentivize the achievement of better-than-average performance. While the regulatory focus on risk assessment has been heightened over the last several years, the incorporation of general concepts of risk assessment in our compensation decisions is not a recent development.

The Compensation Committee continues to believe in and practices a sensible approach to balancing risk-taking and rewarding reasonable, but not necessarily easily attainable, goals and this has always been a component of its overall assessment of the compensation plans, programs and arrangements it has put in place for the Company’s named executive officers. The Compensation Committee believes the Company has adequate policies and procedures in place to balance and control any risk-taking that may be incentivized by the employee compensation plans. The Compensation Committee further believes that such policies and procedures will work to limit the risk that any employee would manipulate reported earnings in an effort to enhance his or her compensation.

In making decisions about executive compensation, in addition to the foregoing, we also consider the impact of other regulatory provisions, including: the provisions of Code Section 162(m) that may limit the tax deductibility of certain compensation unless it is considered performance-based; Code Section 409A regarding nonqualified deferred compensation; and Code Sections 4999 and 280G regarding excise taxes and deduction limitations on golden parachute payments made in connection with a change in control. In making decisions about executive compensation, we also consider how various elements of compensation will impact our financial results.

Prior Year’s Say-on-Pay Vote. At the Company’s 2015 annual meeting of stockholders, our stockholders overwhelmingly approved, in a non-binding advisory vote required pursuant to Section 14A of the Exchange Act, the compensation paid to our named executive officers disclosed in the definitive proxy statement for our 2015 annual meeting of stockholders. Other than this approval, we received no specific feedback from our stockholders concerning our executive compensation program during the past year. The Compensation Committee considered this approval a reflection of the stockholders’ favorable view of our compensation program. The Compensation Committee did not specifically rely on the results of the vote in making any compensation-related decisions during 2015.

Compensation Components. Our annual compensation packages to executive officers are comprised of four key elements: base salary, benefits, annual incentive compensation and long-term incentives. The Compensation Committee does not use strict numerical formulas to determine changes in compensation for the

Company’s Chief Executive Officer, other executive officers or directors, but rather, the Compensation Committee weighs a variety of different factors in its deliberations. Such factors include emphasis on the profitability and scope of our operations, the experience and expertise and management skills of the executive officers and their roles, as well as on occasion utilizing outside compensation surveys to determine future compensation.

2015 Compensation. The following table sets forth for the years ended December 31, 2015 and 2014 certain information as to the total remuneration paid by us to P. David Kuhl, who serves as our President and Chief Executive Officer; and William D. Barlow, Lisa R. Fowler, and Darlene F. McDonald who were our three other most highly compensated executive officers at the end of 2015 who received total compensation in excess of $100,000 (collectively referred to in this Form 10-K/A as the “named executive officers”). For a narrative description of information included in this table, please see the discussion in this Form 10-K/A below.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
P. David Kuhl	2015	288,289	95,115	29,911	(1)	413,315
President and Chief Executive Officer	2014	280,596	79,579	30,682		390,857

William D. Barlow	2015	205,342	42,298	21,231	(2)	268,871
Executive Vice President and Chief Lending Officer	2014	204,672	24,187	20,331		249,190

Lisa R. Fowler	2015	168,927	32,897	11,914	(3)	213,738
Executive Vice President and Chief Credit Officer	2014	168,380	26,643	12,278		207,301

Darlene F. McDonald	2015	170,439	36,791	12,085	(4)	219,315
Executive Vice President and Chief Financial Officer	2014	169,393	29,226	11,294		209,913

(1)	For 2015, includes $13,363 in Company contributions to Mr. Kuhl’s 401(k) plan account, $8,400 in automobile allowance, $7,116 in country club dues paid on his behalf, and $1,032 in life and disability insurance premiums.
(2)	For 2015, includes $13,046 in Company contributions to Mr. Barlow’s 401(k) plan account, $7,116 in country club dues paid on his behalf, and $1,069 in life and disability insurance premiums.
(3)	For 2015, includes $10,935 in Company contributions to Ms. Fowler’s 401(k) plan account, and $979 in life and disability insurance premiums.
(4)	For 2015, includes $11,103 in Company contributions to Ms. McDonald’s 401(k) plan account, and $982 in life and disability insurance premiums.

Base Salaries. Base salaries and changes to base salaries reflect a variety of factors, including the results of the review of the competitiveness of the total compensation program, by an independent compensation consultant (which occurs every two years and last occurred in 2014) the individual’s performance and contribution to our long-term strategic goals, performance targets, our financial performance and other relevant factors.

Cash Bonuses under Our Annual Incentive Compensation Program. Our annual incentive compensation program is structured to reward individual participants, with the objective of driving financial performance. Under this program during 2015, Messrs. Kuhl and Barlow and Mses. Fowler and McDonald had the potential to earn a percentage ranging from 15% to 50% of their annual salaries. Annual incentive targets are established based on job level. During 2015, Mr. Kuhl’s incentive payout target was 25% of annual salary, Mr. Barlow’s incentive payout target was 15% of annual salary, Ms. Fowler’s incentive payout target was 15% of annual salary, and Ms. McDonald’s incentive payout target was 15% of annual salary.

The amount of the bonuses paid for 2015 under the incentive compensation program are included in the Summary Compensation Table in the column labeled “Non-Equity Incentive Plan Compensation.” The amount of the bonuses payable upon attaining the threshold, target and maximum achievement levels are included in the Estimated Future Payouts Under Non-Equity Incentive Plan Awards table below.

Prior to the beginning of each calendar year, the Compensation Committee determines the specific financial goals that our named executive officers must achieve in order to earn a bonus. The financial goals are different for each officer, and in 2015 the goals consisted of the following financial metrics:

Performance Measure	Threshold	Target	Maximum
Commercial Loan Portfolio Balance	$281,502,899	$312,780,999	$344,059,099
Loan Portfolio Balance	$401,784,405	$446,427,117	$535,712,540
Net Income	$4,160,751	$4,601,789	$5,100,000
Mortgage Loan Gains	$680,777	$1,001,195	$1,101,315
Return on Average Equity	5.00%	5.54%	6.65%
Net Interest Margin Ratio	3.00%	3.03%	3.50%
Investment Portfolio Yield	1.83%	2.03%	2.44%
Credit Quality	1.60%	1.50%	1.25%
Total Bank Salaries and Benefits	37.58%	36.15%	32.41%

No award is paid if actual results are below the threshold level. For 2015, the Compensation Committee selected the following performance measures, as described above, for each officer as follows:

(1) P. David Kuhl: Loan Portfolio Balance; Net Income; Return on Average Equity; Net Interest Margin Ratio; Credit Quality; and Total Bank Salaries and Benefits.

(2) William Barlow: Commercial Loan Portfolio Balance; Net Income; Mortgage Loan Gains; Net Interest Margin Ratio; Credit Quality; and Total Bank Salaries and Benefits.

(3) Lisa Fowler: Net Income; Net Interest Margin Ratio; Credit Quality; Total Bank Salaries and Benefits; and Compliance Reporting Accuracy.

(4) Darlene McDonald: Net Income; Return on Average Equity; Investment Portfolio Yield; Total Bank Salaries and Benefits; and SEC Reporting Accuracy.

Measurement and payment of any cash bonus occurs after the end of the calendar year when the actual performance results become known and can be reviewed by the Compensation Committee.

Plan-Based Awards. Our annual incentive compensation program includes performance goals at a threshold, target and maximum achievement level, with the potential award increasing accordingly. No payments will be made to an officer under the program if actual performance does not exceed the threshold performance goals. Above the threshold level, payouts under the program will be made to an officer on a sliding scale depending upon the level by which the actual performance exceeds the threshold assigned to that officer. The performance goals are interpolated for achievement in between the break points. No payout will occur unless there is a satisfactory audit and satisfactory individual performance evaluation.

The following table sets forth the threshold, target and maximum award payouts that were established during 2015 for the named executive officers under the terms of our annual incentive compensation program for 2016 performance.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
P. David Kuhl	(1)	—	71,250	142,500

William D. Barlow	(1)	—	31,350	62,700

Lisa R. Fowler	(1)	—	25,800	51,600

Darlene F. McDonald	(1)	—	25,950	51,900

(1)	On an annual basis, Messrs. Kuhl and Barlow and Mses. Fowler and McDonald are eligible to receive incentive cash bonuses under our incentive compensation program.

401(k) Plan. We maintain a 401(k) plan, which is a tax-qualified, retirement plan with a salary-deferral feature under Section 401(k) of the Internal Revenue Code. All employees who complete 90 days of employment and whom are scheduled to work at least 1,000 hours are eligible to participate, including our named executive officers.

Under the 401(k) Plan, participants are permitted to make salary reduction contributions up to the maximum percentage of compensation and dollar amounts permissible under the Internal Revenue Code. All employee contributions and earnings thereon are fully and immediately vested. The profit sharing contribution to the plan is determined by the Board of Directors and, for 2015, was set at 3% of gross earnings through December 31, 2015. The 401(k) component of the plan allows participants to defer a portion of their compensation up to 50%. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. We match the employee contributions to the 401(k) plan up to 3% of compensation.

Supplemental 401(k) Plan. We maintain the First Clover Leaf Supplemental 401(k) Plan for eligible participates including our named executive officers to provide them with an opportunity to defer amounts that have been excluded from our 401(k) Plan pursuant to the limitations imposed by the Internal Revenue Code.

Equity Compensation. We currently have no equity-based compensation plans.

Benefits upon Termination or a Change in Control

Employment Agreement – Mr. Kuhl. We have entered into an employment agreement with P. David Kuhl, our President and Chief Executive Officer. The agreement became effective as of October 7, 2013 and was amended effective September 1, 2015. The amended agreement has an initial term through December 31, 2017. Beginning January 1, 2017 the term of the agreement may be extended for an additional 12 months, provided that the Board will, at least one month before such extension, conduct a comprehensive performance evaluation and review of Mr. Kuhl for purposes of determining whether to extend the agreement. Following the occurrence of a change in control, the Agreement shall remain in effect for two years and shall then terminate. Under the agreement, Mr. Kuhl is entitled to a minimum annual base salary of $285,000, which amount may be increased but not decreased (except due to a decrease generally applicable to all employees), and target annual cash performance bonuses of 25% of base salary (with a maximum bonus of 50% of base salary). In addition to the base salary and performance bonus, Mr. Kuhl’s agreement provides for participation in retirement plans and other employee and fringe benefits applicable to executive personnel, including a monthly automobile allowance of $700.

Under Mr. Kuhl’s employment agreement, if his employment is involuntarily terminated by us (other than for cause, death or disability) or is terminated by him for good reason, in each as defined in the agreement, we will be obligated to pay him a lump sum equal to the remaining base salary that he would have earned if he continued his employment for the remainder of the then-current term (but in no event less than one times his then current base salary) plus one times the average of the cash bonuses that he earned during the three years immediately before such termination; and Mr. Kuhl would also be entitled to one year of employer-paid group health care continuation coverage. In the event such termination occurs within the period beginning with approval of a change in control by our Board or the First Clover Leaf Bank Board, and ending 24 months following a change in control, Mr. Kuhl’s lump sum payment will be $660,000 plus the amount of any unvested contributions to the 401(k) Plan. All severance payments to which Mr. Kuhl may be entitled under his employment agreement are subject to reduction to the extent necessary to avoid an excess parachute payment under Internal Revenue Code Section 280G.

Mr. Kuhl’s employment agreement also provides that, following termination of his employment (other than a termination without cause or a termination for good reason), he may not for a period of one year compete with us, solicit any of our employees to leave their employment, or solicit the business of any of our customers or clients.

Employment Agreement – Mr. Barlow. We have entered into an employment agreement with William D. Barlow, our Executive Vice President and Chief Lending Officer. The agreement became effective as of August 19, 2011 and was amended effective September 24, 2013. The agreement has a term of 12 months and may be extended for an additional 12 months as of each August 19, provided that the Board will, at least 60 days before such extension, conduct a comprehensive performance evaluation and review of Mr. Barlow for purposes of determining whether to extend the agreement. The agreement was last extended August 19, 2015. Under the agreement, Mr. Barlow is entitled to a minimum annual base salary of $198,640. The base salary may be increased but not decreased. In addition to the base salary, the agreement provides for participation in retirement plans and other employee and fringe benefits applicable to executive personnel.

Under Mr. Barlow’s employment agreement, if his employment is involuntarily terminated by us (other than for cause, death or disability) or is terminated by him for good reason, in each case as defined in the agreement, we will be obligated to pay him a lump sum equal to the value of his base salary, bonus and benefits for 12 months (or 18 months if such termination occurs in connection with a change in control), Mr. Barlow will likewise be entitled to a lump sum payment equal to the value of his base salary, bonus and benefits for 18 months if he resigns for any reason within the period beginning with approval of a change in control by our Board or the First Clover Leaf Bank Board, and ending 90 days following a change in control. Any payments resulting from a termination in connection with a a change in control are subject to reduction to the extent necessary to avoid an excess parachute payment under Internal Revenue Code Section 280G. In the event of Mr. Barlow’s disability, we may terminate his employment agreement provided that we will be obligated to pay his base salary for the remainder of the term of the agreement, reduced by any disability benefits paid to him pursuant to any disability insurance program maintained by us. In the event of Mr. Barlow’s death during the term of the agreement, we will pay his base salary to his named beneficiaries for the remaining term of the agreement.

Mr. Barlow’s employment agreement also provides that, following termination of his employment for reasons other than death, change in control, or non-renewal of the agreement, he will not compete with us for a period of one year. The agreement provides further that, following termination of Mr. Barlow’s employment for any reason, he will not for a period of one year, solicit any of our employees to leave their employment, or solicit the business of any of our customers or clients.

Salary Continuation Agreement – Mr. Barlow. We have entered into a salary continuation agreement with William D. Barlow, our Executive Vice President and Chief Lending Officer, effective July 1, 2014. The agreement provides for a salary continuation benefit to be payable to Mr. Barlow in the case of his separation from service. Generally, the amount of the benefit payable varies depending on the circumstances surrounding his separation from service.

Separation After Normal Retirement Age; Death; Disability. Under the agreement, if Mr. Barlow has a separation from service following attainment of age 65, he will be entitled to an annual benefit of $58,000 payable in equal monthly installments for a period of 10 years. In the event of Mr. Barlow’s disability prior to attaining age 65, he will be entitled to an annual benefit equal to his then accrued benefit (as determined under GAAP) in equal monthly installments for a period of 10 years. If Mr. Barlow dies prior to commencement of benefit payments under the agreement, his beneficiary will be entitled to an annual benefit of $58,000 payable in equal monthly installments for 10 years. However, if Mr. Barlow dies while already receiving payments under the agreement, his beneficiary will be entitled to continue to receive the same amounts that Mr. Barlow would have received had he survived.

Separation Prior to Normal Retirement Age Not Related to a Change in Control. Upon a separation from service prior to age 65, where the separation is not within 24 months following a change in control, Mr. Barlow is entitled to the vested portion of his then accrued benefit (as determined under GAAP) payable in equal monthly installments for a period of 10 years. Mr. Barlow is subject to a five-year graded vesting schedule pursuant to which he will become vested in 20% of the accrued benefit per year beginning in 2019 and ending in 2023.

Separation Prior to Normal Retirement Age Following a Change in Control. If Mr. Barlow has a separation from service within 24 months of a change in control, he will be entitled to a benefit payable in equal monthly installments for a period of 10 years. The amount of the benefit payable to Mr. Barlow will depend on the circumstances surrounding his separation from service. If Mr. Barlow’s employment is involuntarily terminated by us without cause or he resigns for good reason, each as described in the agreement, we will be obligated to pay him an annual benefit of $58,000 payable in equal monthly installments for a period of 10 years. In the event of Mr. Barlow’s voluntary termination within 24 months of a change in control, we will be obligated to pay him the then accrued benefit (as determined under GAAP) payable in equal monthly installments for a period of 10 years.

Mr. Barlow’s salary continuation agreement also provides that, following termination of his employment for reasons other than death, change in control, or non-renewal of his employment agreement, he will not compete with us for a period of one year. The agreement provides further that, as a condition of receiving any payment or benefit under the agreement, he will not for a period of one year following his termination, solicit any of our employees to leave their employment, or solicit the business of any of our customers or clients.

Employment Agreement – Ms. Fowler. We have entered into an employment agreement with Lisa R. Fowler, our Executive Vice President and Chief Credit Officer. The agreement became effective in July 2006 and was amended in January 2008, November 2011, and September 2013. The agreement has a term of 12 months and may be extended for an additional 12 months as of each January 1st, provided that the Board will, at least 60 days before such extension, conduct a comprehensive performance evaluation and review of Ms. Fowler for purposes of determining whether to extend the agreement. The agreement was last extended January 1, 2016. Under the agreement, Ms. Fowler is entitled to a minimum annual base salary of $163,446. The base salary may be increased but not decreased except due to a decrease generally applicable to all employees. In addition to the base salary, the agreement provides for participation in retirement plans and other employee and fringe benefits applicable to executive personnel.

Under Ms. Fowler’s employment agreement, if her employment is involuntarily terminated by us (other than for cause, death or disability) or is terminated by her for good reason, in each case as defined in the agreement, we will be obligated to pay her a lump sum equal to the value of her base salary, bonus and benefits for 12 months (or 18 months if such termination occurs in connection with a change in control), subject to reduction to the extent necessary to avoid an excess parachute payment under Internal Revenue Code Section 280G. In the event of Ms. Fowler’s disability, we may terminate her employment agreement provided that we will be obligated to pay her base salary for the remainder of the term of the agreement, reduced by any disability benefits paid to her pursuant to any disability insurance program maintained by us. In the event of Ms. Fowler’s death during the term of the agreement, we will pay her base salary to her named beneficiaries for the remaining term of the agreement.

Ms. Fowler’s employment agreement also provides that, following termination of her employment for any reason, she will not for a period of two years, solicit any of our employees to leave their employment, or solicit the business of any of our customers or clients.

Salary Continuation Agreement – Ms. Fowler. We have entered into a salary continuation agreement with Lisa R. Fowler, our Executive Vice President and Chief Credit Officer, effective July 1, 2014. The agreement provides for a salary continuation benefit to be payable to Ms. Fowler in the case of her separation from service. Generally, the amount of the benefit payable varies depending on the circumstances surrounding her separation from service.

Separation After Normal Retirement Age; Death; Disability. Under the agreement, if Ms. Fowler has a separation from service following attainment of age 65, she will be entitled to an annual benefit of $42,000 payable in equal monthly installments for a period of 10 years. In the event of Ms. Fowler’s disability prior to attaining age 65, she will be entitled to an annual benefit equal to her then accrued benefit (as determined under GAAP) in equal monthly installments for a period of 10 years. If Ms. Fowler dies prior to commencement of benefit payments under the agreement, her beneficiary will be entitled to an annual benefit of $42,000 payable in equal monthly installments for 10 years. However, if Ms. Fowler dies while already receiving payments under the agreement, her beneficiary will be entitled to continue to receive the same amounts that Ms. Fowler would have received had she survived.

Separation Prior to Normal Retirement Age Not Related to a Change in Control. Upon a separation from service prior to age 65, where the separation is not within 24 months following a change in control, Ms. Fowler is entitled to the vested portion of her then accrued benefit (as determined under GAAP) payable in equal monthly installments for a period of 10 years. Ms. Fowler is subject to a five-year graded vesting schedule pursuant to which she will become vested in 20% of the accrued benefit per year beginning in 2019 and ending in 2023.

Separation Prior to Normal Retirement Age Following a Change in Control. If Ms. Fowler has a separation from service within 24 months of a change in control, she will be entitled to a benefit payable in equal monthly installments for a period of 10 years. The amount of the benefit payable to Ms. Fowler will depend on the circumstances surrounding her separation from service. If Ms. Fowler’s employment is involuntarily terminated by us without cause or she resigns for good reason, each as described in the agreement, we will be obligated to pay her an annual benefit of $42,000 payable in equal monthly installments for a period of 10 years. In the event of Ms. Fowler’s voluntary termination within 24 months of a change in control, we will be obligated to pay her the then accrued benefit (as determined under GAAP) payable in equal monthly installments for a period of 10 years.

Ms. Fowler’s salary continuation agreement also provides that, as a condition of receiving any payment or benefit under the agreement, she will not for a period of two years following her termination, solicit any of our employees to leave their employment, or solicit the business of any of our customers or clients.

Employment Agreement – Ms. McDonald. We have entered into an employment agreement with Darlene F. McDonald, our Executive Vice President and Chief Financial Officer. The agreement became effective in July 2006. The agreement has a term of 12 months and may be extended for an additional 12 months as of each July 10th, provided that the Board will, at least 60 days before such extension, conduct a comprehensive performance evaluation and review of Ms. McDonald for purposes of determining whether to extend the agreement. The agreement was last extended January 10, 2015. Under the agreement, Ms. McDonald is entitled to a minimum annual base salary of $91,000. The base salary may be increased but not decreased except due to a decrease generally applicable to all employees. In addition to the base salary, the agreement provides for participation in retirement plans and other employee and fringe benefits applicable to executive personnel.

Under Ms McDonald’s employment agreement, if her employment is involuntarily terminated by us (other than for cause, death or disability) or is terminated by her for good reason, in each case as defined in the agreement, we will be obligated to pay her a lump sum equal to the value of her base salary, bonus and benefits for 12 months (or 18 months if such termination occurs in connection with a change in control), subject to reduction to the extent necessary to avoid an excess parachute payment under Internal Revenue Code Section 280G. In the event of Ms. McDonald’s disability, we may terminate her employment agreement provided that we will be obligated to pay her base salary for the remainder of the term of the agreement, reduced by any disability benefits paid to her pursuant to any disability insurance program maintained by us. In the event of Ms. McDonald’s death during the term of the agreement, we will pay her base salary to her named beneficiaries for the remaining term of the agreement.

Ms. McDonald’s employment agreement also provides that, following termination of her employment for any reason, she will not for a period of two years, solicit any of our employees to leave their employment, or solicit the business of any of our customers or clients.

Salary Continuation Agreement – Ms. McDonald. We have entered into a salary continuation agreement with Darlene F. McDonald, our Executive Vice President and Chief Financial Officer, effective July 1, 2014. The agreement provides for a salary continuation benefit to be payable to Ms. McDonald in the case of her separation from service. Generally, the amount of the benefit payable varies depending on the circumstances surrounding her separation from service.

Separation After Normal Retirement Age; Death; Disability. Under the agreement, if Ms. McDonald has a separation from service following attainment of age 65, she will be entitled to an annual benefit of $42,000 payable in equal monthly installments for a period of 10 years. In the event of Ms. McDonald’s disability prior to attaining age 65, she will be entitled to an annual benefit equal to her then accrued benefit (as determined under GAAP) in equal monthly installments for a period of 10 years. If Ms. McDonald dies prior to commencement of benefit payments under the agreement, her beneficiary will be entitled to an annual benefit of $42,000 payable in equal monthly installments for 10 years. However, if Ms. McDonald dies while already receiving payments under the agreement, her beneficiary will be entitled to continue to receive the same amounts that Ms. McDonald would have received had she survived.

Separation Prior to Normal Retirement Age Not Related to a Change in Control. Upon a separation from service prior to age 65, where the separation is not within 24 months following a change in control, Ms. McDonald is entitled to the vested portion of her then accrued benefit (as determined under GAAP) payable in equal monthly installments for a period of 10 years. Ms. McDonald is subject to a five-year graded vesting schedule pursuant to which she will become vested in 20% of the accrued benefit per year beginning in 2019 and ending in 2023.

Separation Prior to Normal Retirement Age Following a Change in Control. If Ms. McDonald has a separation from service within 24 months of a change in control, she will be entitled to a benefit payable in equal monthly installments for a period of 10 years. The amount of the benefit payable to Ms. McDonald will depend on the circumstances surrounding her separation from service. If Ms. McDonald’s employment is involuntarily terminated by us without cause or she resigns for good reason, each as described in the agreement, we will be obligated to pay her an annual benefit of $42,000 payable in equal monthly installments for a period of 10 years. In the event of Ms. McDonald’s voluntary termination within 24 months of a change in control, we will be obligated to pay her the then accrued benefit (as determined under GAAP) payable in equal monthly installments for a period of 10 years.

Ms. McDonald’s salary continuation agreement also provides that, as a condition of receiving any payment or benefit under the agreement, she will not for a period of two years following her termination, solicit any of our employees to leave their employment, or solicit the business of any of our customers or clients.

Resignation of Mr. Barlow.  On April 26, 2016, First Clover Leaf announced that Mr. Barlow will be resigning from his employment effective on May 5, 2016. Effective as of May 5, 2016, the parties intend to execute a Separation and Release Agreement setting forth the terms of Mr. Barlow’s departure from the Bank.  Under the Separation and Release Agreement, Mr. Barlow will receive, among other things, a lump sum payment in the amount of $525,000. Mr. Barlow will be entitled to continue receiving group health coverage under First Clover Leaf’s group health plan, to the extent required under COBRA. Mr. Barlow will continue to be eligible to receive his vested benefits under First Clover Leaf’s tax-qualified pension plans, subject to and in accordance with the terms of each such plan. Except for the foregoing, Mr. Barlow will not be entitled to other benefits under his Employment Agreement or Salary Continuation Agreement. Through May 5, 2017, Mr. Barlow will be subject to restrictive covenants with respect to his ability to compete with, or solicit employees, customers or clients of, First Clover Leaf or the Bank.

Benefits due upon Termination Table. The following table sets forth the potential incremental payments payable to each of the individuals named in the Summary Compensation Table upon certain terminations of employment, assuming the termination occurred on December 31, 2015.

No incremental payments would be payable to any of the applicable individuals in the event of a voluntary termination, a termination by the employer for “cause,” or a change in control where no termination occurred.

Name	Benefit	Involuntary Termination(1) – No Change in Control ($)	Involuntary Termination – Change in Control(2)(3) ($)	Voluntary Termination – Change in Control(3) ($)	Termination Due to Death ($)	Termination Due to Disability ($)
P. David Kuhl	Cash Severance	657,347	660,000	0	95,115	0
	Medical	8,663	8,663	0	0	0
	Total(5)	666,010	668,663	0	95,115	0
William D. Barlow	Cash Severance	284,290	426,360	426,360	126,875	50,750
	Salary Continuation Payments(4)	0	58,000	6,767	58,000	6,767
	Total(5)	284,290	426,360	426,360	126,875	50,750
Lisa R. Fowler	Cash Severance	233,920	350,880	0	167,000	66,800
	Salary Continuation Payments(4)	0	42,000	2,161	42,000	2,161
	Total(5)	233,920	350,880	0	167,000	66,800
Darlene F. McDonald	Cash Severance	235,280	352,920	0	84,000	33,600
	Salary Continuation Payments(4)	0	42,000	2,914	42,000	2,914
	Total(5)	235,280	352,920	0	84,000	33,600

(1)	In the case of Mr. Kuhl, an “involuntary termination” generally includes a termination by the employer without “cause” or by the executive for “good reason,” in each case as described in his employment agreement. In the case of our other named executive officers, an “involuntary termination” is referring to a termination, other than as a result of disability or death, prior to attaining age 65.

(2)	An “involuntary termination” generally includes a termination by the employer without “cause” or by the executive for “good reason,” in each case as described in the applicable employment agreement.

(3)	Payments due in connection with a change in control are subject to reduction to the extent necessary to avoid an excess parachute payment under Code Section 280G.

(4)	Salary continuation payments reflect the annual amount to be paid to the executive over a 10 year period.

(5)	Totals do not include the annual salary continuation payments, if any, due to the Executive.

(6)	As of April 26, 2016, Mr. Barlow announced his intention to resign his employment with the Company, effective May 5, 2016.

Director Compensation

The following table sets forth for the year ended December 31, 2015 certain information as to the total remuneration we paid to our directors. Messers. Kuhl and Terry did not receive compensation for their service as director.

Name	Fees earned or paid in cash ($)	All Other Compensation		Total ($)

Joseph J. Gugger	28,500			28,500
Mona Haberer	24,800			24,800
Kenneth Highlander	28,200			28,200
Gary D. Niebur	25,600			25,600
Gerard A. Schuetzenhofer	36,000			36,000
Joseph Stevens	25,650			25,650
Dennis M. Terry	0	207,316	(1)	207,316
Mary Westerhold	27,300			27,300

(1)	For 2015, includes $153,580 in salary, $29,065 in incentives earned based on the generation of new loans, $11,254 in Company contributions to Mr. Terry’s 401(k) plan account, $8,077 in automobile allowance, and $5,340 in country club dues paid on his behalf.

Director Deferred Fee Plan. We maintain a non-qualified director deferred fee plan, under which directors may elect to defer receipt of their director fees until termination of service on the Board. Payments are made in a lump sum or monthly, quarterly or annual installments, as elected by the director at the time of deferral. Upon a director’s death, the director’s deferred account is paid as a lump sum. During 2015, four directors deferred fees. The aggregate amount owed to directors under the Plan is $819,086.

We pay no fees for service on the Board of Directors of First Clover Leaf Financial Corp. or Board committees. However, each of the individuals who currently serve as one of our directors also serves as a director of First Clover Leaf Bank and earns fees in that capacity. First Clover Leaf Bank pays the Chairman of the Board a fee of $36,000 annually. Each other director receives a monthly retainer of $1,000, and a $1,000 fee for each scheduled meeting they attend. First Clover Leaf Bank pays each non-employee Board member $100 for attendance at meetings of the Compliance, Financial, Building and Insurance, and Executive Committees. A $200 fee is paid to each non-employee Board member for attendance at meetings of the Compensation Committee, and a $250 fee is paid to each non-employee Board member for attendance at meetings of the Audit Committee. The Audit Committee Chairman receives a fee of $250 for attendance at the Audit Committee Meeting. The Compensation Committee Chairman and Loan Committee Chairman receive a fee of $200 and $150 respectively for attendance at their respective meetings. The Chairmen of the Compliance, Financial, Building and Insurance, and Executive Committees all receive a $100 fee for attendance at their respective meetings. First Clover Leaf Bank paid fees totaling $197,233 to the board members of First Clover Leaf Financial Corp. who sat on the board of First Clover Leaf Bank for the year ended December 31, 2015. In addition, $1,183 in fees were paid for the services of the Corporate Secretary.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 4, 2016, the shares of common stock beneficially owned by our named executive officers and directors individually, by all executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of our common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding

Directors and Named Executive Officers: (2)

William D. Barlow (3)	5,044	*
Lisa R. Fowler (4)	7,263	*
Joseph J. Gugger (5)	507,293	7.24%
Mona B. Haberer	3,033	*
Kenneth Highlander (6)	74,371	1.06%
P. David Kuhl(7)	22,592	*
Darlene F. McDonald (8)	3,059	*
Gary D. Niebur	19,204	*
Gerard A. Schuetzenhofer (9)	114,286	1.63%
Joseph Stevens (10)	107,887	1.54%
Dennis M. Terry (11)	69,412	1.00%
Mary Westerhold (12)	288,525	4.12%

All Directors and Executive Officers as a Group (12 persons)	1,221,969	17.44%

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a person is deemed to be the beneficial owner for purposes of this table, of any shares of our common stock if he or she has or shares voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from April 4, 2016 As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth in this table include all shares held directly, as well as by spouses and minor children, in trust and in other forms of indirect ownership. The nature of beneficial ownership for shares shown in this column, unless otherwise noted, represents sole voting and investment power.
(2)	The business address of each director and executive officer is 6814 Goshen Road, Edwardsville, Illinois 62025.
(3)	All 5,044 shares of common stock are owned through an IRA.
(4)	Includes 6,619 shares of common stock owned through an IRA.
(5)	Includes 448,893 shares of common stock owned by a trust, 58,400 owned by a partnership of which Mr. Gugger is a partner.
(6)	Includes 17,921 shares owned by Mr. Highlander’s spouse, and 2,000 shares owned through an IRA.
(7)	Includes 4,167 shares of common stock owned by Mr. Kuhl’s spouse, and 13,700 shares owned through an IRA.
(8)	Includes 2,759 shares of common stock owned through an IRA.
(9)	Includes 40,620 shares of common stock owned by Mr. Schuetzenhofer’s company, 4,500 shares owned through an IRA, and 8,500 shares of common stock owned by Mr. Schuetzenhofer’s spouse.
(10)	Includes 19,360 shares of common stock owned by Mr. Stevens’ spouse, and 2,500 shares owned by a trust.
(11)	All 69,412 shares of common stock are owned through an IRA.
(12)	Includes 81,660 shares of common stock owned by trusts of which Ms. Westerhold is a trustee, 99,921 shares owned by limited liability companies of which Ms. Westerhold is a member, 71,660 shares owned by trusts of which Ms. Westerhold’s spouse is trustee, 1,940 shares owned through an IRA, 100 shares owned by Ms. Westerhold’s spouse, and 33,244 shares owned by Ms. Westerhold’s minor children.
*	Less than 1%.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Independence

The Board of Directors has determined that each of our directors, with the exception of Mr. Kuhl and Mr. Terry, is “independent” in accordance with the listing standards of the NASDAQ Stock Market (“NASDAQ”). Mr. Kuhl and Mr. Terry are not considered independent because of their employment status with the Company and the Bank. Pursuant to NASDAQ listing requirements, the Audit Committee, the Compensation Committee and the Nominating Committee are comprised solely of independent directors.

Transactions with Certain Related Persons

In the ordinary course of business, the Bank makes loans to our directors, officers and employees. These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans to other borrowers not related to the Company or the Bank. These loans neither involve more than the normal risk of collectability nor present other unfavorable features. All such loans are approved by our Board of Directors in accordance with applicable bank regulatory requirements. Additionally, the Audit Committee considers other non-lending transactions between a director and us to ensure that such transactions do not affect a director’s independence.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The following summary describes all of the fees charged by Crowe Horwath, the Company’s independent registered public accounting firm, during the years ending December 31, 2015 and December 31, 2014.

Audit Fees. The aggregate fees billed for professional services rendered by Crowe Horwath LLP for the audit of our annual financial statements, the review of our Form 10-K and other services related to SEC reporting and regulatory filing were $124,000 and $119,000 during 2015 and 2014, respectively.

Audit-Related Fees. The aggregate fees billed for professional services rendered by Crowe Horwath LLP for research and consultations concerning financial accounting and reporting matters were $4,525 and $0 during 2015 and 2014, respectively.

Tax Fees. The aggregate fees billed for professional services by Crowe Horwath LLP for professional services related to tax compliance, preparation of original federal and state tax returns, claims for refunds, tax advice, and tax planning services were $16,250 and $15,050 during 2015 and 2014 respectively.

All Other Fees. There were no fees billed for professional services rendered for us by Crowe Horwath LLP for service other than those listed above during 2015 and 2014.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of the tax fees and the other non-audit fees described above during 2015 and 2014.

The Audit Committee has considered whether the provision of non-audit services by Crowe Horwath LLP relating primarily to corporate income taxes, is compatible with maintaining the independence of Crowe Horwath LLP. The Audit Committee concluded that performing such services would not affect the independence of Crowe Horwath LLP in performing its function as auditor of the Company.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Clover Leaf Financial Corp.

Date: April 28, 2016	By:	/s/ P. David Kuhl
P. David Kuhl, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ P. David Kuhl	By:	/s/ Gerard Schuetzenhofer
	P. David Kuhl, President, and Chief		Gerard Schuetzenhofer
	Executive Officer and Director		Chairman of the Board
(Principal Executive Officer)

Date: April 28, 2016		Date: April 28, 2016

By:	/s/ Darlene F. McDonald	By:	/s/ Joseph J. Gugger
	Darlene F. McDonald, Executive Vice		Joseph J. Gugger
	President and Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: April 28, 2016	Date: April 28, 2016

By:	/s/ Mona Haberer	By:	/s/ Kenneth Highlander
	Mona Haberer		Kenneth Highlander
	Director		Director

Date: April 28, 2016		Date: April 28, 2016

By:	/s/ Gary Niebur	By:	/s/ Joseph Stevens
	Gary Niebur		Joseph Stevens
	Director		Director

Date: April 28, 2016		Date: April 28, 2016

By:	/s/ Dennis M. Terry	By:	/s/ Mary Westerhold
	Dennis M. Terry		Mary Westerhold
	Director		Director

Date: April 28, 2016		Date: April 28, 2016