Form 10-Q
period 2016-03-31
First Clover Leaf Financial Corp.
filed 2016-05-12
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding May 4, 2016
Common Stock, par value $.10 per share	7,005,883

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Cash and due from banks	$15,281,467	$14,865,466
Interest-earning deposits	14,333,284	17,041,862
Federal funds sold	9,053,968	47,325,238
Total cash and cash equivalents	38,668,719	79,232,566

Interest-earning time deposits	1,685,000	1,685,000
Securities available for sale	106,851,846	103,756,614
Federal Home Loan Bank stock	1,747,763	1,747,763
Federal Reserve Bank stock	1,676,700	1,676,700
Loans, net of allowance for loan losses of $6,136,720 and $5,886,225 at March 31, 2016 and December 31, 2015, respectively	440,449,819	420,463,583
Loans held for sale	938,366	1,078,785
Property and equipment, net	9,740,173	9,871,440
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	15,450,177	15,336,442
Core deposit intangible	123,515	138,000
Foreclosed assets	2,933,451	3,059,101
Mortgage servicing rights	1,106,535	1,109,720
Accrued interest receivable	1,803,158	1,620,309
Other assets	2,304,423	2,712,911

Total assets	$636,864,968	$654,874,257

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$68,030,260	$69,296,354
Interest-bearing	446,427,082	463,861,939
Total deposits	514,457,342	533,158,293

Federal Home Loan Bank advances	15,997,420	15,995,485
Securities sold under agreements to repurchase	19,181,030	19,732,766
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	239,294	227,947
Other liabilities	1,491,386	1,485,891
Total liabilities	555,366,472	574,600,382

Stockholders' Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized,
no shares issued	-	-
Common stock, $.10 par value, 20,000,000 shares authorized,
7,005,883 shares issued and outstanding at
March 31, 2016 and December 31, 2015	700,588	700,588
Additional paid-in capital	55,806,256	55,806,256
Retained earnings	23,962,032	23,369,037
Accumulated other comprehensive income	1,029,620	397,994
Total stockholders' equity	81,498,496	80,273,875

Total liabilities and stockholders' equity	$636,864,968	$654,874,257

See notes to consolidated financial statements.	3.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Interest and dividend income:
Interest and fees on loans	$4,462,660	$4,293,439
Securities:
Taxable interest income	298,872	289,183
Nontaxable interest income	267,687	284,023
Federal Reserve Bank dividends	25,437	25,051
Interest-earning deposits, federal funds sold, and other	76,061	26,225
Total interest and dividend income	5,130,717	4,917,921

Interest expense:
Deposits	581,995	524,628
Federal Home Loan Bank advances	65,837	25,815
Securities sold under agreements to repurchase	13,264	828
Subordinated debentures	25,055	21,657
Total interest expense	686,151	572,928

Net interest income	4,444,566	4,344,993

Provision (credit) for loan losses	250,000	(500,000)

Net interest income after provision (credit) for loan losses	4,194,566	4,844,993

Non-interest income:
Service fees on deposit accounts	127,630	106,908
Other service charges and fees	122,154	113,853
Loan servicing fees	78,624	72,768
Gain on sale of securities	29,181	-
Gain on sale of loans	126,151	181,121
Other	129,471	123,776
	613,211	598,426

Non-interest expense:
Compensation and employee benefits	1,961,299	1,851,637
Occupancy expense	365,725	390,759
Data processing services	209,282	191,790
Director fees	49,550	47,750
Professional fees	146,092	127,344
FDIC insurance premiums	90,000	110,000
Foreclosed asset related expenses	9,185	2,199
Amortization of core deposit intangible	14,485	14,485
Amortization of mortgage servicing rights	38,580	22,885
Other	613,999	595,462
	3,498,197	3,354,311

Income before income taxes	1,309,580	2,089,108

Income tax expense	296,232	617,854

Net income	$1,013,348	$1,471,254

Basic and diluted earnings per share	$0.14	$0.21
Dividends per share	$0.06	$0.06

See notes to consolidated financial statements.	4.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015

Net income	$1,013,348	$1,471,254
Other comprehensive income:
Unrealized gains on securities available for sale arising during the period	1,064,633	864,277
Reclassification adjustment for realized gains included in income	(29,181)	-
Tax effect	(403,826)	(343,334)
Total other comprehensive income	631,626	520,943
Comprehensive income	$1,644,974	$1,992,197

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$1,013,348	$1,471,254
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	5,674	(6,945)
Premiums and discounts on securities	180,726	186,363
Core deposit intangible	14,485	14,485
Mortgage servicing rights	38,580	22,885
Fair value adjustments	(3,282)	(15,737)
Provision (credit) for loan losses	250,000	(500,000)
Depreciation	136,096	156,431
Gain on sale of securities	(29,181)	-
Gain on sale of loans	(126,151)	(181,121)
Loss (gain) on sale of foreclosed assets	(223)	1,336
Earnings on bank-owned life insurance	(113,735)	(116,701)
Increase in mortgage servicing rights	(35,395)	(45,217)
Proceeds from sales of loans held for sale	5,046,277	5,500,731
Originations of loans held for sale	(4,779,707)	(6,027,810)
Change in assets and liabilities:
Accrued interest receivable and other assets	(178,187)	313,547
Accrued interest payable	11,347	449
Other liabilities	5,495	40,865
Net cash provided by operating activities	1,436,167	814,815

(Continued)

See notes to consolidated financial statements.	5.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from investing activities
Purchase of interest-earning time deposits	$-	$(4,382)
Available for sale securities:
Purchases	(11,790,271)	(9,021,065)
Proceeds from calls, maturities, and principal repayments	5,901,941	5,889,340
Proceeds from sales	3,686,240	-
Increase in loans	(20,241,910)	(468,609)
Purchase of property and equipment	(8,847)	(18,961)
Proceeds from the sale of foreclosed assets	125,873	37,923
Net cash used in investing activities	(22,326,974)	(3,585,754)

Cash flows from financing activities
Net decrease in deposit accounts	(18,700,951)	(1,160,023)
Net decrease (increase) in securities sold under agreements to repurchase	(551,736)	2,633,429
Cash dividends paid	(420,353)	(420,436)
Net cash provided by (used in) financing activities	(19,673,040)	1,052,970

Net decrease in cash and cash equivalents	(40,563,847)	(1,717,969)

Cash and cash equivalents:
Beginning	79,232,566	49,066,462

Ending	$38,668,719	$47,348,493

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$672,869	$570,544
Income taxes, net of refunds	50,000	-

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. Any differences appearing between the numbers presented in the financial statements and management’s discussion and analysis are due to rounding. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire year or for any other period. These consolidated financial statements should be read in conjunction with the consolidated financial statements of First Clover Leaf Financial Corp. (the “Company” or “First Clover Leaf”) for the year ended December 31, 2015 contained in the 2015 Annual Report to Stockholders that is filed as Exhibit 13 to the Company’s Annual Report on Form 10-K. Accordingly, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted.

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

See notes to consolidated financial statements.	6.

The Company is a single-bank holding company, whose wholly-owned bank subsidiary, First Clover Leaf Bank (the “Bank”), which is a community bank operating with six branch locations in Madison and St. Clair Counties in Illinois along with one branch location in Clayton, Missouri. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products and services. Additionally, the Company and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies. In August 2014, the Bank converted from a federal savings and loan association to a nationally chartered bank. First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF”.

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

In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities). The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Reclassifications: Certain reclassifications have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s net income or total stockholders’ equity.

See notes to consolidated financial statements.	7.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities with gross unrealized gains and losses as of the dates indicated are summarized as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$30,637,131	$291,482	$-	$30,928,613
State and municipal securities	43,360,933	1,384,348	(70,189)	44,675,092
Other securities	3,501	-	-	3,501
Mortgage-backed: residential	31,162,379	143,625	(61,364)	31,244,640

	$105,163,944	$1,819,455	$(131,553)	$106,851,846

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$29,183,789	$26,006	$(161,693)	$29,048,102
State and municipal securities	44,746,083	1,156,547	(168,391)	45,734,239
Other securities	3,501	-	-	3,501
Mortgage-backed: residential	29,170,791	60,300	(260,319)	28,970,772

	$103,104,164	$1,242,853	$(590,403)	$103,756,614

See notes to consolidated financial statements.	8.

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015, are summarized as follows:

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and municipal securities	$1,205,729	$(10,653)	$4,927,928	$(59,536)	$6,133,657	$(70,189)
Mortgage-backed: residential	4,560,610	(7,753)	6,707,497	(53,611)	11,268,107	(61,364)

	$5,766,339	$(18,406)	$11,635,425	$(113,147)	$17,401,764	$(131,553)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency Obligations	$15,928,702	$(82,008)	$5,934,944	$(79,685)	$21,863,646	$(161,693)
State and municipal securities	7,666,691	(66,224)	4,927,928	(102,167)	12,594,619	(168,391)
Mortgage-backed: residential	18,251,546	(183,188)	4,227,473	(77,131)	22,479,019	(260,319)

	$41,846,939	$(331,420)	$15,090,345	$(258,983)	$56,937,284	$(590,403)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At March 31, 2016, the Company had 18 securities in an unrealized loss position which included: seven state and municipal securities and 11 mortgage-backed securities. This was a decrease from 67 securities at December 31, 2015. The unrealized losses resulted from changes in market interest rates and liquidity, as opposed to changes in the probability of contractual cash flows. The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of the amortized cost. Full collection of the amounts due according to the contractual terms of the securities was expected as of March 31, 2016; therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2016.

See notes to consolidated financial statements.	9.

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the Company’s securities at March 31, 2016 by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Additionally, an item in our “other securities” category has no stated maturity. Therefore, stated maturities are not disclosed for these items.

	Amortized	Fair
	Cost	Value
Due in one year or less	$7,019,566	$7,059,994
Due after one year through five years	24,628,793	24,964,795
Due after five years through ten years	31,929,138	32,857,989
Due after ten years	10,420,567	10,720,927
Other securities - non-maturing	3,501	3,501
Mortgage-backed: residential	31,162,379	31,244,640

	$105,163,944	$106,851,846

Securities with a carrying amount of approximately $84,723,000 and $66,882,000 were pledged to secure deposits, as required or permitted by law, at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. The Company received proceeds of $3,686,240 from the sale of securities during the three months ended March 31, 2016, resulting in gross realized gains of $29,489 and gross realized losses of $308. For the same time period last year, there were no sales of securities.

See notes to consolidated financial statements.	10.

NOTE 3 - LOANS

The components of the Company’s loans are as follows:

	At March 31,		At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$114,947,143	25.8%	$110,792,710	26.0%
Multi-family	40,076,509	9.0	41,182,067	9.7
Commercial	162,333,501	36.4	153,634,426	36.0
Construction and land	12,585,343	2.8	13,588,626	3.2
	329,942,496	74.0	319,197,829	74.9

Commercial business	99,712,501	22.3	89,743,511	21.1

Consumer:
Home equity	12,911,298	2.8	13,656,008	3.2
Automobile and other	3,797,141	0.9	3,523,696	0.8
	16,708,439	3.6	17,179,704	4.0

Total gross loans	446,363,436	100.0%	426,121,044	100.0%
Deferred loan origination costs, net	223,103		228,764
Allowance for loan losses	(6,136,720)		(5,886,225)

Loans, net	$440,449,819		$420,463,583

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

Additional information regarding our accounting policies for the individual loan categories is contained in our 2015 Annual Report to Stockholders that is filed as Exhibit 13 to the Company’s Annual Report on Form 10-K.

On occasion, the Company originates loans secured by single-family dwellings with initial loan to value ratios exceeding 90%. As of March 31, 2016 and December 31, 2015, these loans represented 1.88% and 2.07%, respectively, of our combined one-to-four family and home equity portfolios. The Company did not consider the level of such loans to be a significant concentration of credit as of March 31, 2016 or December 31, 2015.

The recorded investment in loans does not include accrued interest and loan origination fees due to immateriality. The allowance for loan losses does not include a component for undisbursed loan commitments; rather this amount is included in other liabilities.

See notes to consolidated financial statements.	11.

NOTE 3 - LOANS (Continued)

The following tables present our past-due loans, segregated by class, as of March 31, 2016 and December 31, 2015:

March 31, 2016

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$143,909	$-	$156,445	$300,354	$114,646,789	$114,947,143	$-
Multi-family	-	-	-	-	40,076,509	40,076,509	-
Commercial	716,392	-	165,956	882,348	161,451,153	162,333,501	-
Construction and land	-	-	-	-	12,585,343	12,585,343	-
	860,301	-	322,401	1,182,702	328,759,794	329,942,496	-

Commercial business	-	-	87,254	87,254	99,625,247	99,712,501	-

Consumer:
Home equity	31,997	-	110,735	142,732	12,768,566	12,911,298	-
Automobile and other	3,937	-	4,924	8,861	3,788,280	3,797,141	475
	35,934	-	115,659	151,593	16,556,846	16,708,439	475

Total	$896,235	$-	$525,314	$1,421,549	$444,941,887	$446,363,436	$475

December 31, 2015

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$331,479	$259,240	$33,839	$624,558	$110,168,152	$110,792,710	$-
Multi-family	-	-	-	-	41,182,067	41,182,067	-
Commercial	-	-	111,706	111,706	153,522,720	153,634,426	-
Construction and land	-	-	-	-	13,588,626	13,588,626	-
	331,479	259,240	145,545	736,264	318,461,565	319,197,829	-

Commercial business	-	-	87,254	87,254	89,656,257	89,743,511	-

Consumer:
Home equity	57,625	-	89,407	147,032	13,508,976	13,656,008	-
Automobile and other	500	-	-	500	3,523,196	3,523,696	-
	58,125	-	89,407	147,532	17,032,172	17,179,704	-

Total	$389,604	$259,240	$322,206	$971,050	$425,149,994	$426,121,044	$-

See notes to consolidated financial statements.	12.

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

Non-accrual loans, segregated by class, are as follows:

	March 31,	December 31,
	2016	2015
Real estate loans:
One-to-four family	$1,393,145	$601,833
Multi-family	972,934	995,659
Commercial	2,450,937	1,245,023
Construction and land	-	-
	4,817,016	2,842,515

Commercial business	238,925	263,233

Consumer:
Home equity	237,002	124,627
Automobile and other	11,695	8,558
	248,697	133,185

Total non-accrual loans	$5,304,638	$3,238,933

See notes to consolidated financial statements.	13.

NOTE 3 - LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended March 31, 2016
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,139,730	$-	$984	$17,396	$1,158,110
Multi-family	474,368	-	3,000	(65,849)	411,519
Commercial	1,984,088	-	2,778	462,572	2,449,438
Construction and land	497,992	-	-	(60,781)	437,211
	4,096,178	-	6,762	353,338	4,456,278

Commercial business	1,434,687	-	7,130	(113,301)	1,328,516

Consumer
Home equity	279,670	-	-	796	280,466
Automobile and other	75,690	(13,471)	74	9,167	71,460
	355,360	(13,471)	74	9,963	351,926

Total	$5,886,225	$(13,471)	$13,966	$250,000	$6,136,720

Three months ended March 31, 2015
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,119,762	$(25,258)	$-	$221,309	$1,315,813
Multi-family	436,833	-	1,000	1,828	439,661
Commercial	1,650,290	(25,742)	730	485,572	2,110,850
Construction and land	1,194,917	-	811,350	(1,277,178)	729,089
	4,401,802	(51,000)	813,080	(568,469)	4,595,413

Commercial business	951,215	-	54,290	46,208	1,051,713

Consumer
Home equity	198,150	-	-	22,215	220,365
Automobile and other	10,275	-	495	46	10,816
	208,425	-	495	22,261	231,181

Total	$5,561,442	$(51,000)	$867,865	$(500,000)	$5,878,307

See notes to consolidated financial statements.	14.

NOTE 3 - LOANS (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of March 31, 2016 and December 31, 2015:

March 31, 2016
	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$255,817	$902,293	$1,158,110	$1,439,820	$113,507,323	$114,947,143
Multi-family	-	411,519	411,519	972,934	39,103,575	40,076,509
Commercial	728,378	1,721,060	2,449,438	3,806,195	158,527,306	162,333,501
Construction and land	-	437,211	437,211	181,640	12,403,703	12,585,343
	984,195	3,472,083	4,456,278	6,400,589	323,541,907	329,942,496

Commercial business	205,256	1,123,260	1,328,516	492,920	99,219,581	99,712,501

Consumer:
Home equity	79,183	201,283	280,466	253,928	12,657,370	12,911,298
Automobile and other	-	71,460	71,460	11,695	3,785,446	3,797,141
	79,183	272,743	351,926	265,623	16,442,816	16,708,439

Total	$1,268,634	$4,868,086	$6,136,720	$7,159,132	$439,204,304	$446,363,436

December 31, 2015
	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$116,724	$1,023,006	$1,139,730	$905,974	$109,886,736	$110,792,710
Multi-family	-	474,368	474,368	995,659	40,186,408	41,182,067
Commercial	183,966	1,800,122	1,984,088	2,735,652	150,898,774	153,634,426
Construction and land	-	497,992	497,992	186,888	13,401,738	13,588,626
	300,690	3,795,488	4,096,178	4,824,173	314,373,656	319,197,829

Commercial business	259,787	1,174,900	1,434,687	586,103	89,157,408	89,743,511

Consumer:
Home equity	49,782	229,888	279,670	141,649	13,514,359	13,656,008
Automobile and other	-	75,690	75,690	8,558	3,515,138	3,523,696
	49,782	305,578	355,360	150,207	17,029,497	17,179,704

Total	$610,259	$5,275,966	$5,886,225	$5,560,483	$420,560,561	$426,121,044

See notes to consolidated financial statements.	15.

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

See notes to consolidated financial statements.	16.

NOTE 3 - LOANS (Continued)

The following tables present our credit quality indicators, segregated by class, as of March 31, 2016 and December 31, 2015:

March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$112,613,202	$760,956	$1,572,985	$-	$114,947,143
Multi-family	36,512,572	2,591,003	972,934	-	40,076,509
Commercial	151,528,000	5,234,558	5,570,943	-	162,333,501
Construction and land	12,012,297	-	573,046	-	12,585,343
	312,666,071	8,586,517	8,689,908	-	329,942,496

Commercial business	96,902,344	2,095,827	714,330	-	99,712,501

Consumer:
Home equity	12,619,655	-	208,428	83,215	12,911,298
Automobile and other	3,781,307	-	4,139	11,695	3,797,141
	16,400,962	-	212,567	94,910	16,708,439

Total	$425,969,377	$10,682,344	$9,616,805	$94,910	$446,363,436

December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$109,161,526	$772,127	$859,057	$-	$110,792,710
Multi-family	37,571,827	2,614,581	995,659	-	41,182,067
Commercial	143,837,755	5,295,878	4,500,793	-	153,634,426
Construction and land	13,143,977	-	444,649	-	13,588,626
	303,715,085	8,682,586	6,800,158	-	319,197,829

Commercial business	85,604,981	3,323,003	815,527	-	89,743,511

Consumer:
Home equity	13,504,552	-	68,241	83,215	13,656,008
Automobile and other	3,510,289	-	4,849	8,558	3,523,696
	17,014,841	-	73,090	91,773	17,179,704

Total	$406,334,907	$12,005,589	$7,688,775	$91,773	$426,121,044

See notes to consolidated financial statements.	17.

NOTE 3 - LOANS (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for the periods indicated. The unpaid contractual balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of March 31, 2016			As of December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$679,841	$679,841	$-	$648,750	$648,750	$-
Multi-family	1,455,412	972,934	-	1,478,137	995,659	-
Commercial	2,176,746	1,986,844	-	2,246,797	2,193,291	-
Construction and land	181,640	181,640	-	186,888	186,888	-
	4,493,639	3,821,259	-	4,560,572	4,024,588	-

Commercial business	87,254	87,254	-	87,254	87,254	-

Consumer:
Home equity	74,342	74,342	-	52,242	52,242
Automobile and other	25,166	11,695	-	8,558	8,558	-
	99,508	86,037		60,800	60,800	-
Subtotal	$4,680,401	$3,994,550	$-	$4,708,626	$4,172,642	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$759,979	$759,979	$255,817	$257,224	$257,224	$116,724
Commercial	1,819,351	1,819,351	728,378	685,759	542,361	183,966
	2,579,330	2,579,330	984,195	942,983	799,585	300,690

Commercial business	405,666	405,666	205,256	498,849	498,849	259,787

Consumer:
Home equity	179,586	179,586	79,183	89,407	89,407	49,782

Subtotal	3,164,582	3,164,582	1,268,634	1,531,239	1,387,841	610,259
Total	$7,844,983	$7,159,132	$1,268,634	$6,239,865	$5,560,483	$610,259

See notes to consolidated financial statements.	18.

NOTE 3 - LOANS (Continued)

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$664,296	$466	$-	$626,897	$1,706	$-
Multi-family	984,296	-	-	1,280,033	-	-
Commercial	2,090,068	17,995	-	772,532	-	-
Construction and land	184,264	2,062	-	1,575,252	2,267	-
	3,922,924	20,523	-	4,254,714	3,973	-

Commercial business	87,254	-	-	12,547	-	-

Consumer:
Home equity	63,292	254	-	55,082	256	-
Automobile and other	10,126	-	-	-	-	-
	73,418	254	-	55,082	256	-

Subtotal	$4,083,596	$20,777	$-	$4,322,343	$4,229	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$508,601	$4,506	$-	$709,663	$5,711	$-
Commercial	1,180,856	501	-	1,159,778	4,270	-
	1,689,457	5,007	-	1,869,441	9,981	-

Commercial business	452,258	3,454	-	113,375	1,893	-

Consumer:
Home equity	134,497	227	-	9,902	-	-

Subtotal	2,276,212	8,688	-	1,992,718	11,874	-
Total	$6,359,808	$29,465	$-	$6,315,061	$16,103	$-

See notes to consolidated financial statements.	19.

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

The Company had allocations of $159,453 of specific reserves on $3,064,251 of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2016. The Company had $380,593 of allocations of specific reserves on $3,925,262 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2015. The amount the Company had committed to lend to loan customers that are classified as troubled debt restructurings was not material as of March 31, 2016 or December 31, 2015.

During the three months ended March 31, 2016 and 2015, there were no loans modified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2016 and 2015.

A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

The recorded investment in consumer loans collateralized by residential real estate property that was in the process of foreclosure was not material as of March 31, 2016 and December 31, 2015.

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

See notes to consolidated financial statements.	20.

NOTE 5 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are shown below.

	March 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$19,181,030	$-	$-	$-	$19,181,030

Gross amount of recognized liabilities for repurchase agreements in Consolidated Balance Sheet					$19,181,030

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$19,732,766	$-	$-	$-	$19,732,766

Gross amount of recognized liabilities for repurchase agreements in Consolidated Balance Sheet					$19,732,766

Securities sold under agreements to repurchase were secured by securities with an approximate carrying amount of $40,588,000 and $26,458,000 at March 31, 2016 and December 31, 2015, respectively. The carrying amount at March 31, 2016 was comprised of $14,793,000 in securities issued by U.S. government agencies, $11,684,000 in state and municipal securities, and $14,111,000 in mortgage-backed securities. The carrying amount at December 31, 2015 was comprised of $13,962,000 in securities issued by U.S. government agencies, $8,419,000 in state and municipal securities, and $4,077,000 in mortgage-backed securities. Also included in total borrowings at March 31, 2016 and December 31, 2015 were FHLB advances of $15,997,000 and $15,996,000, respectively.

Given that the value of the securities that are pledged fluctuate due to market conditions, the Company has no control over the market value. If the market value of the securities pledged falls below the repurchase price, the Company is obligated to promptly transfer additional securities, per the terms of the agreements to repurchase.

See notes to consolidated financial statements.	21.

NOTE 6 – EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding.

	Three Months Ended
	March 31,
	2016	2015

Net income	$1,013,348	$1,471,254
Basic potential common shares:
Basic weighted average shares outstanding	7,005,883	7,007,283

Dilutive potential common shares	-	-

Diluted weighted average shares outstanding	7,005,883	7,007,283

Basic and diluted earnings per share	$0.14	$0.21

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

Securities: The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios. In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month. Because they are not price quote valuations, the pricing methods are considered Level 2 inputs. At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently has no securities classified within Level 3. During the three months ended March 31, 2016, there were no transfers between Level 1 and Level 2. The valuation methodology was consistent for the three months ended March 31, 2016 and the year ended December 31, 2015.

See notes to consolidated financial statements.	22.

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

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

Mortgage Servicing Rights: Annually, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. Fair value is determined based on market prices for comparable mortgage servicing contracts, when available, resulting in a Level 2 classification, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data which also results in a Level 2 classification.

See notes to consolidated financial statements.	23.

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended March 31, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements at March 31, 2016 Using:
	Quoted Prices
	in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$-	$30,928,613	$-	$30,928,613
State and municipal securities	-	44,675,092	-	44,675,092
Other securities	-	3,501	-	3,501
Mortgage-backed: residential	-	31,244,640	-	31,244,640
Total securities available for sale	$-	$106,851,846	$-	$106,851,846

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices
	in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$-	$29,048,102	$-	$29,048,102
State and municipal securities	-	45,734,239	-	45,734,239
Other securities	-	3,501	-	3,501
Mortgage-backed: residential	-	28,970,772	-	28,970,772
Total securities available for sale	$-	$103,756,614	$-	$103,756,614

See notes to consolidated financial statements.	24.

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended March 31, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements at March 31, 2016 Using:
	Quoted Prices
	in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans:
Real estate loans:
One-to-four family	$-	$-	$504,162	$504,162
Commercial	-	-	1,090,973	1,090,973
	-	-	1,595,135	1,595,135

Commercial business	-	-	200,410	200,410

Consumer:
Home equity	-	-	100,403	100,403

Total impaired loans	$-	$-	$1,895,948	$1,895,948

See notes to consolidated financial statements.	25.

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices
	in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
Commercial	$-	$-	$19,000	$19,000
Construction and land	-	-	604,500	$604,500

Total foreclosed assets	$-	$-	$623,500	$623,500

Impaired loans:
Real estate loans:
One-to-four family	$-	$-	$140,500	$140,500
Commercial	-	-	358,395	358,395
	-	-	498,895	498,895

Commercial business	-	-	239,062	239,062

Consumer:
Home equity	-	-	39,625	39,625

Total impaired loans	$-	$-	$777,582	$777,582

Mortgage Servicing Rights	$-	$1,109,720	$-	$1,109,720

Foreclosed assets are collateral dependent and are recorded at the fair value less costs to sell and may be revalued on a nonrecurring basis. For the three months ended March 31, 2016, there were no valuation adjustments on foreclosed assets. At December 31, 2015, foreclosed assets had a net carrying amount of $623,500, which was made up of the outstanding balance of $1,337,678, net of cumulative write-downs of $714,178 which includes $355,500 that occurred during the year ended December 31, 2015.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,164,582, with a valuation allowance of $1,268,634 at March 31, 2016, resulting in a net increase in provision for loan losses of $658,375 for the three months ended March 31, 2016. At December 31, 2015, impaired loans had a principal balance of $1,387,841, with a valuation allowance of $610,259.

See notes to consolidated financial statements.	26.

NOTE 7 - FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for significant categories of financial instruments measured at fair value on a non-recurring basis at March 31, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Impaired loans:
Real estate loans:
One-to-four family	$504,162	Cost Approach	Adjustment for depreciation and other factors	6.6%	6.6%
Commercial	119,069	Sales Comparison	Adjustment for difference between comparable sales	-55% to -29%	-35.5%
Commercial	971,904	Income Approach	Investment Capitalization Rates	8.7%	8.7%
Commercial business	45,838	Sales Comparison	Adjustment for difference between comparable sales	-48% to 27%	5.2%
Commercial business	105,867	Fair Value of Collateral	Discount for type of business asssets	0% to 3%	3.0%
Consumer loans:
Home Equity	39,625	Sales Comparison	Adjustment for difference between comparable sales	-4% to 8%	1.4%
Home Equity	60,778	Cost Approach	Adjustment for depreciation and other factors	6.6%	6.6%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate:
Construction and land	$604,500	Sales Comparison	Adjustment for difference between comparable sales	-29% to 5%	-8.9%

Impaired loans:
Real estate loans:
One-to-four family	$140,500	Sales Comparison	Adjustment for difference between comparable sales	-19% to -7%	-13.0%
Commercial	88,000	Sales Comparison	Adjustment for difference between comparable sales	9% to 16%	12.8%
Commercial	270,395	Income Approach	Investment Capitalization Rates	9.0%	9.0%
Commercial business	121,094	Fair Value of Collateral	Discount for type of business assets	0% to 10%	7.0%

See notes to consolidated financial statements.	27.

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

See notes to consolidated financial statements.	28.

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

The following information presents estimated fair values of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 that have not been previously presented and the methods and assumptions used to estimate those fair values.

		Fair Value Measurements at March 31, 2016 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and cash equivalents	$38,668,719	$38,668,719	$-	$-	$38,668,719
Interest-earning time deposits	1,685,000	-	1,685,000	-	1,685,000
Federal Home Loan Bank stock	1,747,763	-	-	-	N/A
Federal Reserve Bank stock	1,676,700	-	-	-	N/A
Loans, net (excluding impaired loans at fair value)	438,553,871	-	-	442,639,256	442,639,256
Loans held for sale	938,366	-	938,366	-	938,366
Accrued interest receivable	1,803,158	-	611,093	1,192,065	1,803,158

Financial liabilities:
Non-interest bearing deposits	68,030,260	68,030,260	-	-	68,030,260
Interest-bearing deposits	446,427,082	311,720,985	135,563,512	-	447,284,497
Federal Home Loan Bank advances	15,997,420	-	16,395,987	-	16,395,987
Securities sold under agreements to repurchase	19,181,030	-	19,181,030	-	19,181,030
Subordinated debentures	4,000,000	-	4,000,000	-	4,000,000
Accrued interest payable	239,294	19,623	219,671	-	239,294

See notes to consolidated financial statements.	29.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and cash equivalents	$79,232,566	$79,232,566	$-	$-	$79,232,566
Interest-earning time deposits	1,685,000	-	1,685,000	-	1,685,000
Federal Home Loan Bank stock	1,747,763	-	-	-	N/A
Federal Reserve Bank stock	1,676,700	-	-	-	N/A
Loans, net (excluding impaired loans at fair value)	419,686,001	-	-	421,795,305	421,795,305
Loans held for sale	1,078,785	-	1,078,785	-	1,078,785
Accrued interest receivable	1,620,309	-	510,231	1,110,078	1,620,309

Financial liabilities:
Non-interest bearing deposits	69,296,354	69,296,354	-	-	69,296,354
Interest-bearing deposits	463,861,939	330,689,715	133,976,643	-	464,666,358
Federal Home Loan Bank advances	15,995,485	-	16,315,262	-	16,315,262
Securities sold under agreement to repurchase	19,732,766	-	19,732,766	-	19,732,766
Subordinated debentures	4,000,000	-	4,000,000	-	4,000,000
Accrued interest payable	227,947	14,621	213,326	-	227,947

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment.

See notes to consolidated financial statements.	30.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2016, and summarize the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component
For the Three Months Ended March 31, 2016(1)
	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at January 1, 2016	$397,994	$397,994

Other comprehensive income before reclassifications	649,426	649,426
Amount reclassified from accumulated other comprehensive income(2)	(17,800)	(17,800)
Net current-period other comprehensive income	631,626	631,626

Accumulated Other Comprehensive Income at March 31, 2016	$1,029,620	$1,029,620

(1) All amounts are net of tax.

(2) See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income
For the Three Months Ended March 31, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$29,181	Gain on sale of securities
	(11,381)	Tax expense
Total reclassifications for the period	$17,800	Net of tax

See notes to consolidated financial statements.	31.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015. There was no reclassification out of accumulated other comprehensive income for the three months ended March 31, 2015.

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

(1) All amounts are net of tax.

NOTE 10 – SUBSEQUENT EVENTS

On April 26, 2016, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended March 31, 2016. The dividend will be payable to stockholders of record as of May 20, 2016 and is expected to be paid on May 27, 2016.

On April 26, 2016, the Company and First-Mid Illinois Bancshares, Inc., Mattoon, Illinois (“First Mid”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which First Mid will acquire the Company and the Bank. Under the terms of the Merger Agreement, each share of Company common stock will be converted into the right to receive either $12.87 or 0.495 shares of First Mid common stock.

The Merger Agreement contains representations and warranties of both parties and customary conditions to the parties’ obligations to close the transaction, as well as agreements to cooperate in the process of consummating the transaction. Consummation of the transaction remains subject to customary closing conditions, including receipt of requisite stockholder approval and all required regulatory approvals. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay First Mid a termination fee of $3.6 million. The merger is anticipated to be completed in the second half of 2016.

See notes to consolidated financial statements.	32.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Annual Report, the words or phrases “will,” “are expected to,” “we believe,” “should,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, but not limited to, (i) changes in general economic conditions, either nationally or in our market areas, that are worse than expected; (ii) competition among depository and other financial institutions; (iii) inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; (iv) adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including Basel III, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations issued thereunder; (v) our ability to enter new markets successfully and capitalize on growth opportunities; (vi) the inability to complete the proposed transactions with First Mid due to the failure to obtain the required stockholder approvals; (vii) the failure to satisfy other conditions to completion of the proposed transaction with First Mid, including receipt of required regulatory and other approvals; (viii) the effect of the announcement of the transaction with First Mid on customer relationships and operating results; (ix) our ability to successfully integrate acquired entities, if any; (x) changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board; (xi) changes resulting from shutdowns of the federal government; (xii) changes in our organization, compensation and benefit plans; (xii) changes in our financial condition or results of operations that reduce capital available to pay dividends; and (xiv) changes in the financial condition or future prospects of issuers of securities that we own, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements, which only speak as of the date made.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

First Clover Leaf considers the allowance for loan losses to be a critical accounting estimate due to the higher degree of judgment and complexity than other significant accounting estimates.

Allowance for loan losses. The allowance for loan losses is a valuation account that reflects our evaluation of the probable incurred credit losses in our loan portfolio. We maintain the allowance through provisions for loan losses that we charge against income. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

See notes to consolidated financial statements.	33.

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

Overview

First Clover Leaf is a bank holding company incorporated under the laws of Maryland. Located in Edwardsville Illinois, First Clover Leaf has a wholly-owned subsidiary, First Clover Leaf Bank, National Association (“First Clover Leaf Bank”), which is a community bank operating with six branch locations in Madison and St. Clair Counties in Illinois along with one branch location in Clayton, Missouri. First Clover Leaf Bank is the source of all of the Company’s revenue. First Clover Leaf common stock is listed on the NASDAQ Capital Market and is traded under the symbol “FCLF”.

First Clover Leaf’s results of operations depend primarily on net interest income. Net interest income is the difference between the interest earned on interest-earning assets, and the interest paid on interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Moreover, the results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and the actions of regulatory authorities.

As discussed in Note 10 to our Consolidated Financial Statements, on April 26, 2016, the Company entered into the Merger Agreement with First Mid, pursuant to which First Mid will acquire the Company and the Bank. Until the consummation of the merger, we anticipate continuing to focus on our loan and deposit growth strategies. We expect to also incur higher non-interest expenses in the upcoming quarters as we work toward closing the transaction and will have increased professional fees as well as other costs necessary in connection with the transaction. In the first quarter, we have continued our emphasis on growth, specifically on earning assets, as our average loan volume grew $30.0 million for the three months ended March 31, 2016 compared to the same period in 2015. Our total loans at March 31, 2016 were $440.4 million compared to $420.5 million at December 31, 2015. Our Customer Acquisition and Growth program was successful in growing our core deposit base as well as expanding our existing customer relationships. The Customer Acquisition and Growth program is a marketing program that targets consumers in our market area. Excluding brokered deposits, our core deposits at March 31, 2016 were $486.2 million compared to $473.5 million at December 31, 2015. These additional deposit relationships have contributed to an increase in our service fees on deposit accounts and in our other service charges and fees.

First Clover Leaf had net income of $1.0 million for the three months ended March 31, 2016 compared to net income of $1.5 million for the same period in 2015. The decrease was primarily due to provision expense of $250,000 for the three months ended March 31, 2016 compared to a provision credit of $500,000 for the comparable period in 2015. While our net income decreased for the three months ended March 31, 2016, our net interest income increased $100,000 primarily due to a $39.4 million increase in average interest-earning assets. Basic and diluted earnings per share were $0.14 for the three months ended March 31, 2016 compared to $0.21 for the three months ended March 31, 2015.

The following discussion and analysis of our financial condition and asset quality provides a comparison of our results as of March 31, 2016 to December 31, 2015, while our Operating Results compare the three months ended March 31, 2016 to the three months ended March 31, 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes.

See notes to consolidated financial statements.	34.

Financial Condition

Total Assets. Total assets decreased to $636.9 million at March 31, 2016 from $654.9 million at December 31, 2015. The decrease was primarily due to lower balances of cash and cash equivalents partially offset by an increase in loans and an increase in securities available for sale.

Cash and cash equivalents decreased $40.5 million to $38.7 million at March 31, 2016 from $79.2 million at December 31, 2015 primarily due to an increase in loans, and a reduction in brokered deposits partially offset by an increase in core deposits.

Loans, net, increased $19.9 million to $440.4 million at March 31, 2016 from $420.5 million at December 31, 2015. The loan categories with significant increases were commercial business, commercial real estate, and one-to-four family loans. Commercial business increased $10.0 million to $99.7 million at March 31, 2016 from $89.7 million at December 31, 2015. Commercial real estate increased $8.7 million to $162.3 million at March 31, 2016 from $153.6 million at December 31, 2015. One-to-four family loans increased $4.1 million to $114.9 million at March 31, 2016 from $110.8 million at December 31, 2015. These increases were partially offset by decreases in multi-family and construction and land categories. Multi-family loans decreased $1.1 million to $40.1 million at March 31, 2016 from $41.2 million at December 31, 2015. Construction and land loans decreased $1.0 million to $12.6 million at March 31, 2016 from $13.6 million at December 31, 2015.

Securities available for sale increased $3.1 million to $106.9 million at March 31, 2016 from $103.8 million at December 31, 2015. The increase was due primarily to purchases of $11.8 million partially offset by calls, maturities and principal repayments of $5.9 million and sales of $3.7 million. Overall, our U.S. government agency securities increased $1.9 million, mortgage backed securities increased $2.2 million, and state and municipal securities decreased $1.0 million.

Total Liabilities. Total liabilities decreased $19.2 million to $555.4 million at March 31, 2016 from $574.6 million at December 31, 2015. The decrease was primarily due to a decrease in deposits.

Deposits decreased $18.7 million to $514.5 million at March 31, 2016 from $533.2 million at December 31, 2015. The decrease in deposits was primarily due to a reduction of $31.4 million in brokered deposits partially offset by an increase in core deposits.

Stockholders’ Equity. Stockholders’ equity increased to $81.5 million at March 31, 2016 from $80.3 million at December 31, 2015 primarily due to net income of $1.0 million and an increase of $632,000 in accumulated other comprehensive income, partially offset by the payment of cash dividends to the holders of our common stock in the amount of $420,000.

See notes to consolidated financial statements.	35.

Asset Quality

The Company experienced an increase in non-performing assets as of March 31, 2016 compared to December 31, 2015. The following tables set forth information with respect to the Company’s non-performing and impaired loans and other non-performing assets at the dates indicated:

	March 31,	December 31,
	2016	2015

Loans 90 days or more past due and still accruing(1)	$475	$-
Non-accrual loans(2)	5,304,638	3,238,933
Other impaired loans	1,854,494	2,321,550
Total non-performing and impaired loans	7,159,607	5,560,483
Foreclosed assets	2,933,451	3,059,101
Total non-performing assets	$10,093,058	$8,619,584

(1) At March 31, 2016, the balance is not classified as impaired.

(2) The entire balance was also classified as impaired as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
Non-performing assets to total assets	1.58%	1.32%
Non-performing and impaired loans to total loans	1.60	1.30
Allowance for loan losses to non-performing and impaired loans	85.71	105.86
Allowance for loan losses to total loans	1.37	1.38

Non-Performing and Impaired Loans and Other Non-Performing Assets. At March 31 2016, our total non-performing and impaired loans and other non-performing assets increased $1.5 million to $10.1 million compared to $8.6 million at December 31, 2015. At March 31, 2016, the Company’s non-accrual loans increased to $5.3 million from $3.2 million at December 31, 2015. This increase was primarily due to a $2.6 million loan that was newly classified as nonaccrual during the first quarter of 2016.

At March 31, 2016, the Bank had one relationship classified as non-accrual with a balance over $1.0 million. The relationship was a $2.6 million credit secured by real estate. This credit was placed on non-accrual status during March of 2016. Prior to being placed on non-accrual, the loan was and remains current in principal and interest payments. The property is a special use facility. The Bank is currently negotiating with the borrower to enter into a forbearance agreement. The Bank has recorded a $1.0 million allowance on the credit for what we estimate the shortfall in collateral may be.

At March 31, 2016, the Bank also had a relationship classified as non-accrual with an outstanding balance of approximately $973,000. The relationship was a $973,000 credit to a real estate investor. This credit was placed on non-accrual status in 2012. The investor has experienced cash flow difficulties due to higher vacancy rates and the need for property repairs. Since being placed on non-accrual, $1.3 million in pay-downs from the sale of collateral has been received on this relationship, and a charge-off of $483,000 was recorded in June 2013. A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale. The borrower has signed a forbearance agreement with the Bank to aid in selling some of the properties to further reduce the debt. At March 31, 2016, the collateral on this loan was sufficient to cover the majority of the outstanding balance and sufficient allowances have been set aside for the remaining outstanding balance.

See notes to consolidated financial statements.	36.

In addition to the non-accrual loans discussed above, we have loans that were accruing interest that we categorize as impaired due to observed credit deterioration or restructured status, which allows us to more easily evaluate them individually for our allowance for loan losses. At March 31, 2016, there were five credits in this classification, with a total balance of $1.9 million. The largest loan in this classification at March 31, 2016 was a $716,000 credit for a special purpose facility. The borrower has been experiencing insufficient cash flow and the credit was restructured to allow the borrower time to improve cash flow. The loan was performing in accordance with the restructured terms at March 31, 2016. In comparison, there were six loans that met this classification at December 31, 2015 with a total balance of $2.3 million.

The following table presents a summary of our past due loans as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Loans 30-59 Days Past Due	$896,235	$389,604
Loans 60-89 Days Past Due	-	259,240
Loans 90 or more Days Past Due	525,314	322,206
Total Past Due Loans	$1,421,549	$971,050

Past due balances increased $451,000 to $1.4 million at March 31, 2016 from $971,000 at December 31, 2015. The category with the largest increase was the 30-59 day category which increased $507,000. This increase was due to one commercial real estate loan. The 60-89 day category decreased $259,000 primarily due to two loans classified in this category at December 31, 2015 that have now become more than 90 days past due. The 90 or more days past due category increased $203,000 from December 31, 2015. This was primarily due to two loans last quarter in the 60-89 day category that are now over 90 days past due and non-accrual.

The following table presents a summary of our credit quality indicators as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Pass	$425,969,377	$406,334,907
Special Mention	10,682,344	12,005,589
Substandard	9,616,805	7,688,775
Doubtful	94,910	91,773
Total Loans	$446,363,436	$426,121,044

At March 31, 2016, loans classified as Special Mention decreased $1.3 million from $12.0 million at December 31, 2015. The decrease was a result of two commercial business loans being upgraded to the pass category. Loans classified as Substandard increased $1.9 million to $9.6 million at March 31, 2016 compared to $7.7 million at December 31, 2015. The increase was due to one credit being reclassified from Pass to Substandard during the first quarter of 2016.

At March 31, 2016, the Bank had six properties classified as foreclosed assets valued at $2.9 million. The foreclosed asset balance declined $200,000 from December 31, 2015 due to three lot sales that occurred during the first quarter of 2016. The collateral on the remaining properties consists of farmland, two residential lot developments, a commercial development, and two single-family residences. All of these properties were transferred into foreclosed assets at the property’s fair value, less estimated costs of disposal, at the date of foreclosure. Initial valuation adjustments, if any, are charged against the allowance for loan losses. The properties are evaluated on a non-recurring basis to verify that the recorded amount is supported by its current fair value.

See notes to consolidated financial statements.	37.

Results of Operations

General. We recorded net income of $1.0 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in net income for the three months ended March 31, 2016 resulted primarily from a provision for loan losses partially offset by lower income taxes.

During the three months ended March 31, 2016, yields on loans decreased to 4.13% compared to 4.31% for the three months ended March 31, 2015. The decline in yield was primarily due to assets re-pricing at lower current rates as well as competitive market forces driving down rates. Our commercial loans are the most sensitive to changes in market interest rates because they often have shorter terms to maturity, and, therefore, are refinanced more frequently with the potential of interest rate adjustments.

We have experienced a slight increase in rate on time deposits re-pricing as they mature due to shorter term time deposits re-pricing into longer term time deposits. Our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment. The competitive and market forces continue to pressure the yield on our earning assets.

Net interest income. Net interest income increased to $4.4 million for the three months ended March 31, 2016, from $4.3 million for the comparable period in 2015, primarily due to $30.0 million increase in average outstanding loans partially offset by higher interest expense from an increased rate on time deposits and a higher average balance of FHLB advances. Net average interest-earning assets were $98.5 million for the three months ended March 31, 2016, compared to $87.0 million for the same period in 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 120.10% for the three months ended March 31, 2016 from 118.82% for the same period in 2015. Our interest rate spread decreased to 2.95% for the three months ended March 31, 2016, compared to 3.13% for the comparable period in 2015. Our net interest margin decreased to 3.04% for the three months ended March 31, 2016 compared to 3.21% for the same period in 2015. The average rate earned on interest-earning assets decreased by 12 basis points for the three months ended March 31, 2016 to 3.51% from 3.63% for the same period in 2015, while the average rate paid on interest-bearing liabilities increased six basis points for the three months ended March 31, 2016 to 0.56% from 0.50% for the same period in 2015.

See notes to consolidated financial statements.	38.

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross (1) (2)	$434,113	$4,463	4.13%	$404,066	$4,294	4.31%
Securities (1)	107,263	567	2.13%	104,916	573	2.21%
Federal Reserve Bank stock	1,677	25	6.00%	1,677	25	6.00%
Interest-earning balances from depository institutions	45,266	76	0.68%	38,263	26	0.28%
Total interest-earning assets	588,319	5,131	3.51%	548,922	4,918	3.63%
Non-interest-earning assets	53,999			49,937
Total assets	$642,318			$598,859

Interest-bearing liabilities:
Interest-bearing transaction	$278,992	$168	0.24%	$283,078	$175	0.25%
Savings deposits	30,528	15	0.20%	30,078	12	0.16%
Time deposits	134,125	399	1.20%	126,866	337	1.08%
Securities sold under agreements to repurchase	26,224	13	0.20%	15,459	1	0.03%
Federal Home Loan Bank advances	15,996	66	1.66%	2,488	26	4.24%
Subordinated debentures	4,000	25	2.51%	4,000	22	2.23%
Total interest-bearing liabilities	489,865	686	0.56%	461,969	573	0.50%
Non-interest-bearing liabilities	71,300			58,913
Total liabilities	561,165			520,882
Stockholders’ equity	81,153			77,977
Total liabilities and stockholders’ equity	$642,318			$598,859

Net interest income		$4,445			$4,345
Net interest rate spread (3)			2.95%			3.13%
Net interest-earning assets (4)	$98,454			$86,953
Net interest margin (5)			3.04%			3.21%
Ratio of interest-earning assets to interest-bearing liabilities			120.10%			118.82%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.24% and 3.40% for the three months ended March 31, 2016 and 2015, respectively. The tax equivalent basis was computed by calculating the deemed interest on tax-exempt loans and municipal bonds that would have been earned on a fully taxable basis to yield the same after-tax income using a combined federal and state marginal tax rate of 36%.

(2) Interest on loans includes loan fees collected in the amount of $9,599 and $19,417 for the three months ended March 31, 2016 and 2015, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average total interest-earning assets.

See notes to consolidated financial statements.	39.

Interest and dividend income. The relative components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets. Interest and fee income on loans increased to $4.5 million for the three months ended March 31, 2016 from $4.3 million for the same period in 2015. This increase was primarily due to a $30.0 million increase in average outstanding loans partially offset by a decline in yield. The average balance of loans was $434.1 million and $404.1 million for the three months ended March 31, 2016 and 2015, respectively. The average yield on loans decreased to 4.13% for the three months ended March 31, 2016 from 4.31% for the comparable period in 2015.

Interest income on securities decreased slightly to $567,000 for the three months ended March 31, 2016 from $573,000 for the same period in 2015. Interest income on securities decreased primarily due to a decline in yield partially offset by a higher average balance of securities. The average yield on securities decreased to 2.13% for the three months ended March 31, 2016 from 2.21% for the comparable period in 2015. The average balance of securities was $107.3 million and $104.9 million for the three months ended March 31, 2016 and 2015, respectively.

Interest on interest-earning deposits increased to $76,000 for the three months ended March 31, 2016 from $26,000 for the same period in 2015. The increase in interest on interest-earning deposits was primarily due to an increase in yield along with a higher average balance. The average yield on interest-earning deposits was 0.68% and 0.28% for the three months ended March 31, 2016 and 2015, respectively.

Interest expense. Interest expense on deposits increased to $582,000 for the three months ended March 31, 2016, from $525,000 for the comparable period in 2015. The increase in interest expense was primarily due to an increase in yield along with a higher average balance of time deposits. The average yield on time deposits was 1.20% and 1.08% for the three months ended March 31, 2016 and 2015, respectively. The average balance of time deposits increased to $134.1 million for the three months ended March 31, 2016 from $126.9 million for the same period in 2015.

Interest expense on Federal Home Loan Bank advances increased to $66,000 for the three months ended March 31, 2016 compared to $26,000 for the same period in 2015. The increase in interest expense was due to an increase in the average balance partially offset by and decline in the average rate paid. The average balance of Federal Home Loan Bank advances was $16.0 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. The average rate on Federal Home Loan Bank advances decreased to 1.66% for the three months ended March 31, 2016 compared to 4.24% for the same period in 2015.

Provision for loan losses. For the three months ended March 31, 2016, the Bank recorded provision expense of $250,000 compared to a $500,000 credit provision for the three months ended March 31, 2015. Non-performing and impaired loans totaled $7.2 million and $5.6 million at March 31, 2016 and December 31, 2015, respectively. We received recoveries of $14,000 and $868,000 and recorded charge-offs of $13,000 and $51,000 for the three months ended March 31, 2016 and 2015, respectively.

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

See notes to consolidated financial statements.	40.

be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable incurred losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Non-interest income. Non-interest income increased to $613,000 for the three months ended March 31, 2016, compared to $598,000 for the same period in 2015. For the three months ended March 31, 2016, non-interest income increased primarily due to an increase in service fees on deposit accounts and gain on the sale of securities partially offset by a reduction in gain on the sale of loans compared to the same period in 2015.

Service fees on deposit accounts increased to $128,000 for the three months ended March 31, 2016 from $107,000 for the same period in 2015. This increase was due to higher non-sufficient fund income and treasury management fees during the three months ended March 31, 2016.

Gain on sale of securities was $29,000 for the three months ended March 31, 2016. During the three months ended March 31, 2016, we sold $3.7 million of securities. There were no sales of securities during the same period in 2015.

Gain on sale of loans totaled $126,000 and $181,000 for the three months ended March 31, 2016 and 2015, respectively. We sold loans totaling $4.9 million and $7.0 million during the three months ended March 31, 2016 and 2015, respectively.

Non-interest expense. Non-interest expense increased to $3.5 million for the three months ended March 31, 2016 from $3.4 million for the same period in 2015. This increase was primarily due to an increase in compensation and employee benefits expense partially offset by declines in occupancy expense and FDIC insurance premiums.

Compensation and employee benefits increased to $2.0 million for the three months ended March 31, 2016 from $1.9 million for the same period in 2015. This increase was primarily due to increased commission expense on production-based earners, merit increases, and staffing for our Clayton, Missouri location which opened during the second quarter of 2015.

Occupancy expense decreased to $366,000 for the three months ended March 31, 2016 compared to $391,000 for the same period in 2015. This decrease was primarily due to lower depreciation, less repairs and maintenance expenses, and software licensing fees partially offset by higher property tax expense and rent expense in the 2016 period.

FDIC insurance premiums decreased to $90,000 for the three months ended March 31, 2016 compared to $110,000 for the same period in 2015. This decrease was primarily due to declines in the assessment base and rates paid for the 2016 period.

Income taxes. Income tax expense decreased to $296,000 for the three months ended March 31, 2016 compared to $618,000 for the same period in 2015 primarily as a result of lower pre-tax income for the three months ended March 31, 2016 along with a lower effective tax rate. The effective tax rate was 22.6% for the three months ended March 31, 2016 compared to 29.6% for the comparable period in 2015. The effective tax rate for the three months ended March 31, 2016 was lower primarily due to tax exempt income comprising a higher portion of total income.

Liquidity and Capital Resources

We maintain liquid assets at levels considered adequate to meet liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

See notes to consolidated financial statements.	41.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2016 and December 31, 2015, $38.7 million and $79.2 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the FHLB.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements under Item 1 of Part I of this 10-Q.

Our primary investing activities are the origination of loans and the purchase of investment securities. Loan originations exceeded principal collections on loans by $20.2 million and $469,000 for the three months ended March 31, 2016 and 2015, respectively. Cash received from calls, maturities, and principal repayments of available-for-sale investment securities totaled $5.9 million for each of the three month periods ended March 31, 2016 and 2015. We purchased $11.8 million and $9.0 million of available-for-sale investment securities during the three months ended March 31, 2016 and 2015, respectively.

Deposit flows are generally affected by market interest rates, products offered by local competitors, and other factors. Net deposits decreased by $18.7 million and $9.0 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in deposits during the three months ended March 31, 2016 was primarily due to a reduction of $31.4 million in brokered deposits partially offset by an increase in core deposits.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. We had $16.0 million of advances from the FHLB at March 31, 2016 and December 31, 2015. At March 31, 2016, we had additional available credit of approximately $75.5 million. Additionally, we have the ability to purchase funds through our affiliation with Promontory Interfinancial Network if we require additional liquidity. At March 31, 2016, the funds authorized for purchase through this program totaled $61.0 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations. Failure by a national bank to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. As of March 31, 2016, under regulatory standards, the Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

See notes to consolidated financial statements.	42.

The Bank’s actual capital amounts and ratios under Basel III as of March 31, 2016 and December 31, 2015 are presented in the following tables.

As of March 31, 2016
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$71,346,000	14.02%	$22,900,000	4.50%	$33,077,000	6.50%

Tier I Capital to Adjusted Total Assets	71,346,000	11.30%	25,250,000	4.00%	31,563,000	5.00%

Tier I Capital to Risk Weighted Assets	71,346,000	14.02%	30,533,000	6.00%	40,711,000	8.00%

Total Capital to Risk Weighted Assets	75,878,000	14.91%	40,711,000	8.00%	50,888,000	10.00%

As of December 31, 2015
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$71,273,000	14.89%	$21,546,000	4.50%	$31,122,000	6.50%

Tier I Capital to Adjusted Total Assets	71,273,000	11.47%	24,855,000	4.00%	31,069,000	5.00%

Tier I Capital to Risk Weighted Assets	71,273,000	14.89%	28,728,000	6.00%	38,303,000	8.00%

Total Capital to Risk Weighted Assets	76,195,000	15.91%	38,303,000	8.00%	47,879,000	10.00%

The Company’s actual consolidated capital amounts and ratios under Basel III as of March 31, 2016 and December 31, 2015 are presented in the following tables.

As of March 31, 2016
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$69,041,000	13.56%	$22,917,000	4.50%	N/A	N/A

Tier I Capital to Adjusted Total Assets	69,041,000	10.65%	25,932,000	4.00%	N/A	N/A

Tier I Capital to Risk Weighted Assets	69,041,000	13.56%	30,556,000	6.00%	N/A	N/A

Total Capital to Risk Weighted Assets	77,573,000	15.23%	40,741,000	8.00%	N/A	N/A

As of December 31, 2015
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$68,467,000	14.29%	$21,555,000	4.50%	N/A	N/A

Tier I Capital to Adjusted Total Assets	68,467,000	10.28%	26,651,000	4.00%	N/A	N/A

Tier I Capital to Risk Weighted Assets	68,467,000	14.29%	28,740,000	6.00%	N/A	N/A

Total Capital to Risk Weighted Assets	77,389,000	16.16%	38,321,000	8.00%	N/A	N/A

See notes to consolidated financial statements.	43.

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

The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new common equity Tier 1 capital ratio and the concept of a Capital Conservation Buffer ("CCB"). The Basel III Rules also expanded the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital. A number of instruments that qualified previously as Tier 1 capital no longer qualify, or their qualifications may change as the Basel III rules are fully implemented. The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the previous treatment for accumulated other comprehensive income. The Bank elected this one-time opt-out to exclude accumulated other comprehensive income from regulatory capital with the filing of its regulatory reports for first quarter of 2015.

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

The Bank and the Company have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12% (excluding the CCB). The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels, or capital levels required for capital adequacy plus the CCB. The minimum CCB in 2016 is 0.625% and will increase 0.625% annually through 2019 to 2.5%. As of March 31, 2016, the Bank and the Company adopted all of the Basel III 2016 phase-in rules and were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. At present, management concludes that its current capital structure and the execution of its capital plan will be sufficient to meet and exceed the revised regulatory capital ratios as required by the new Basel III Rules.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in such customer’s contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unfunded commitments under construction lines of credit for residential and multi-family properties are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

See notes to consolidated financial statements.	44.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at March 31, 2016 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments

Commitments to extend credit	$43,151,879	$45,189,635	$88,341,514	2.50% - 18.00%
Standby letters of credit	1,226,114	49,000	1,275,114	4.00% - 6.00%

Loans sold to the FHLB under the Mortgage Partnership Finance (“MPF”) program are sold with recourse. The Bank has an agreement to sell residential loans of up to $81.0 million to the FHLB, of which approximately $72.2 million had been sold as of March 31, 2016. As a part of the agreement, the Bank had a maximum credit enhancement of $388,000 at March 31, 2016. The Company intends to continue originating and selling mortgage loans while retaining the servicing of the loans. In addition to the MPF program, the Company currently has a relationship to sell loans to Fannie Mae. These loans are also sold with recourse. The Company has a recourse liability reserve established. Since the Company has no loss experience at this time, we utilized the current Fannie Mae loss history rates in the calculation of our reserve.

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

First Clover Leaf utilized an independent third party to analyze interest rate risk sensitivity as of December 31, 2015. The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value (“NPV”). The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 400 basis points or decreases of 100 points in 100 basis point increments. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest” column.

See notes to consolidated financial statements.	45.

The tables below set forth, as of December 31, 2015, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

December 31, 2015
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV	Amount	Percent	NPV Ratio	Change

+400 bp	$84,743	$(19,577)	(19)%	14.40%	(142) bp
+300 bp	91,987	(12,333)	(12)	15.21	(61) bp
+200 bp	97,818	(6,502)	(6)	15.70	(12) bp
+100 bp	102,388	(1,932)	(2)	15.98	16 bp
— bp	104,320	—	—	15.82	— bp
-100 bp	95,264	(9,056)	(9)	14.22	(160) bp

The table above indicates that at December 31, 2015 in the event of a 100 basis point decrease in interest rates, we would experience a slight decrease in the net portfolio value. In the event of a 400 basis point increase in interest rates, we would experience a 19% decrease in the net portfolio value. Management does not believe that the Company’s primary market risk exposures at March 31, 2016, and how those exposures were managed during the three months ended March 31, 2016, have changed materially when compared to the immediately preceding quarter ended December 31, 2015. However, the Company’s primary market risk exposure has not yet been quantified at March 31, 2016 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

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

See notes to consolidated financial statements.	46.

In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 1 - Legal Proceedings.

We and our subsidiaries are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. As of March 31, 2016, we and our subsidiaries were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A – Risk Factors.

Not required.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	None.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 – Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

Item 6 – Exhibits.

(a) Exhibits.

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32:	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101:	The following financial statements as of and for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.	47.

FIRST CLOVER LEAF FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.

(Registrant)

DATE:	May 12, 2016	BY:	/s/ P. David Kuhl

P. David Kuhl,
President and Chief Executive Officer

		BY:	/s/ Darlene F. McDonald

Darlene F. McDonald,
Executive Vice-President and Chief Financial Officer

See notes to consolidated financial statements.	48.