Form 10-Q
period 2016-06-30
First Clover Leaf Financial Corp.
filed 2016-08-10
CIK 1283582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2016

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

Yes ☒ No☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 4, 2016
Common Stock, par value $.10 per share	7,005,883

FIRST CLOVER LEAF FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Cash and due from banks	$19,327,625	$14,865,466
Interest-earning deposits	23,207,090	17,041,862
Federal funds sold	24,093,634	47,325,238
Total cash and cash equivalents	66,628,349	79,232,566

Interest-earning time deposits	1,930,000	1,685,000
Securities available for sale	108,328,285	103,756,614
Federal Home Loan Bank stock	997,763	1,747,763
Federal Reserve Bank stock	1,676,700	1,676,700
Loans, net of allowance for loan losses of $6,225,250 and $5,886,225 at June 30, 2016 and December 31, 2015, respectively	440,400,476	420,463,583
Loans held for sale	592,450	1,078,785
Property and equipment, net	9,669,512	9,871,440
Goodwill	11,385,323	11,385,323
Bank-owned life insurance	15,562,625	15,336,442
Core deposit intangible	109,010	138,000
Foreclosed assets	2,851,367	3,059,101
Mortgage servicing rights	1,081,828	1,109,720
Accrued interest receivable	1,589,201	1,620,309
Other assets	2,516,067	2,712,911

Total assets	$665,318,956	$654,874,257

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$78,715,230	$69,296,354
Interest-bearing	460,874,608	463,861,939
Total deposits	539,589,838	533,158,293

Federal Home Loan Bank advances	15,999,355	15,995,485
Securities sold under agreements to repurchase	21,817,155	19,732,766
Subordinated debentures	4,000,000	4,000,000
Accrued interest payable	254,015	227,947
Other liabilities	1,461,381	1,485,891
Total liabilities	583,121,744	574,600,382

Stockholders' Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized, no shares issued	-	-
Common stock, $.10 par value, 20,000,000 shares authorized, 7,005,883 shares issued and outstanding at June 30, 2016 and December 31, 2015	700,588	700,588
Additional paid-in capital	55,806,256	55,806,256
Retained earnings	24,193,306	23,369,037
Accumulated other comprehensive income	1,497,062	397,994
Total stockholders' equity	82,197,212	80,273,875

Total liabilities and stockholders' equity	$665,318,956	$654,874,257

See notes to consolidated financial statements.

3.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$4,567,461	$4,429,579	$9,030,121	$8,723,018
Securities:
Taxable interest income	279,279	249,252	578,151	538,435
Nontaxable interest income	265,269	288,752	532,956	572,775
Federal Reserve Bank dividends	24,864	25,250	50,301	50,301
Interest-earning deposits, federal funds sold, and other	95,430	29,471	171,491	55,696
Total interest and dividend income	5,232,303	5,022,304	10,363,020	9,940,225

Interest expense:
Deposits	608,875	522,875	1,190,870	1,047,503
Federal Home Loan Bank advances	65,837	40,522	131,674	66,337
Securities sold under agreements to repurchase	11,145	757	24,409	1,585
Subordinated debentures	25,958	22,159	51,013	43,816
Total interest expense	711,815	586,313	1,397,966	1,159,241

Net interest income	4,520,488	4,435,991	8,965,054	8,780,984

Provision (credit) for loan losses	70,000	-	320,000	(500,000)

Net interest income after provision (credit) for loan losses	4,450,488	4,435,991	8,645,054	9,280,984

Non-interest income:
Service fees on deposit accounts	150,568	123,403	278,198	230,311
Other service charges and fees	137,125	117,241	259,279	231,094
Loan servicing fees	77,470	74,833	156,094	147,601
Gain on sale of securities, net	-	-	29,181	-
Gain on sale of loans	224,740	294,971	350,891	476,092
Other	115,937	130,178	245,408	253,954
	705,840	740,626	1,319,051	1,339,052

Non-interest expense:
Compensation and employee benefits	2,423,002	1,925,756	4,384,301	3,777,393
Occupancy expense	382,518	365,392	748,243	756,151
Data processing services	205,624	184,644	414,906	376,434
Director fees	56,200	49,933	105,750	97,683
Professional fees	515,036	134,102	661,128	261,446
FDIC insurance premiums	108,000	94,000	198,000	204,000
Foreclosed asset related expenses	67,670	35,039	76,855	37,238
Amortization of core deposit intangible	14,505	14,505	28,990	28,990
Amortization of mortgage servicing rights	62,471	35,054	101,051	57,939
Other	613,255	668,542	1,227,254	1,264,004
	4,448,281	3,506,967	7,946,478	6,861,278

Income before income taxes	708,047	1,669,650	2,017,627	3,758,758

Income tax expense	56,646	457,170	352,878	1,075,024

Net income	$651,401	$1,212,480	$1,664,749	$2,683,734

Basic and diluted earnings per share	$0.09	$0.17	$0.24	$0.38
Dividends per share	$0.06	$0.06	$0.12	$0.12

See notes to consolidated financial statements.

4.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$651,401	$1,212,480	$1,664,749	$2,683,734
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	766,298	(1,142,570)	1,830,931	(278,293)
Reclassification adjustment for realized gains included in income	-	-	(29,181)	-
Tax effect	(298,856)	445,602	(702,682)	102,268
Total other comprehensive income (loss)	467,442	(696,968)	1,099,068	(176,025)
Comprehensive income	$1,118,843	$515,512	$2,763,817	$2,507,709

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$1,664,749	$2,683,734
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of:
Deferred loan origination costs, net	38,454	(27,026)
Premiums and discounts on securities	380,153	412,574
Core deposit intangible	28,990	28,990
Mortgage servicing rights	101,051	57,939
Fair value adjustments	(6,584)	(31,454)
Provision (credit) for loan losses	320,000	(500,000)
Depreciation	273,154	303,028
Gain on sale of securities, net	(29,181)	-
Gain on sale of loans	(350,891)	(476,092)
Gain on sale of foreclosed assets	(223)	(2,241)
Write-down on foreclosed assets	45,195	12,000
Earnings on bank-owned life insurance	(226,183)	(232,033)
Increase in mortgage servicing rights	(73,159)	(115,568)
Proceeds from sales of loans held for sale	14,539,809	17,767,967
Originations of loans held for sale	(13,702,583)	(17,941,188)
Change in assets and liabilities:
Accrued interest receivable and other assets	(474,780)	185,149
Accrued interest payable	26,068	27,952
Other liabilities	(24,510)	(307,819)
Net cash provided by operating activities	2,529,529	1,845,912

(Continued)

See notes to consolidated financial statements.

5.

FIRST CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from investing activities
Purchase of interest-earning time deposits	$(245,000)	$(8,774)
Available for sale securities:
Purchases	(21,884,883)	(9,572,644)
Proceeds from calls, maturities, and principal repayments	15,096,240	8,972,615
Proceeds from sales	3,686,240	-
Redemption of FHLB stock	750,000	1,140,000
Decrease (increase) in loans	(20,258,458)	8,385,058
Purchase of property and equipment	(79,212)	(59,001)
Proceeds from the sale of foreclosed assets	125,873	80,630
Net cash (used in) provided by investing activities	(22,809,200)	8,937,884

Cash flows from financing activities
Net increase (decrease) in deposit accounts	6,431,545	(30,906,508)
Net increase (decrease) in securities sold under agreements to repurchase	2,084,389	(108,239)
Proceeds from Federal Home Loan Bank advances	-	15,000,000
Repurchase of common stock	-	(3,420)
Cash dividends paid	(840,480)	(840,849)
Net cash provided by (used in) financing activities	7,675,454	(16,859,016)

Net decrease in cash and cash equivalents	(12,604,217)	(6,075,220)

Cash and cash equivalents:
Beginning	79,232,566	49,066,462

Ending	$66,628,349	$42,991,242

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,317,015	$1,127,419
Income taxes, net of refunds	895,000	1,052,500

Supplemental schedule of noncash investing and financing activities
Loans made to finance sales of foreclosed assets	$36,889	$-

See notes to consolidated financial statements.

6.

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

The Company is a single-bank holding company, whose wholly-owned bank subsidiary, First Clover Leaf Bank (the “Bank”), which is a community bank operating with six branch locations in Madison and St. Clair Counties in Illinois along with one branch location in Clayton, Missouri. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products and services. Additionally, the Company and the Bank are subject to the regulations of certain regulatory agencies and both undergo periodic examinations by those regulatory agencies. In August 2014, the Bank converted from a federal savings and loan association to a nationally chartered bank. First Clover Leaf’s common stock is traded on the NASDAQ Capital Market under the symbol “FCLF”.

On April 26, 2016, the Company and First-Mid Illinois Bancshares, Inc., a Delaware corporation with its principal office in Mattoon, Illinois (“First Mid”), entered into an Agreement and Plan of Merger (as amended by the First Amendment to Agreement and Plan of Merger entered into as of June 6, 2016, and as may be further amended, the “Merger Agreement”), pursuant to which, among other things, First Mid will acquire the Company and the Bank through the merger of the Company with and into First Mid, with First Mid as the surviving entity (the “Merger”). Consummation of the transaction remains subject to customary closing conditions, including receipt of requisite stockholder approvals. The Merger is anticipated to be completed in the second half of 2016.

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

7.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. The update amends the accounting for credit losses on available-for-sale securities (“AFS”), whereby credit losses will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, the amendment requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on our consolidated financial statements.

Reclassifications: Certain reclassifications have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s net income or total stockholders’ equity.

8.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities with gross unrealized gains and losses as of the dates indicated are summarized as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$31,502,726	$510,843	$-	$32,013,569
State and municipal securities	43,672,468	1,723,981	(22,569)	45,373,880
Other securities	3,501	-	-	3,501
Mortgage-backed: residential	30,695,390	268,618	(26,673)	30,937,335

	$105,874,085	$2,503,442	$(49,242)	$108,328,285

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. government agency obligations	$29,183,789	$26,006	$(161,693)	$29,048,102
State and municipal securities	44,746,083	1,156,547	(168,391)	45,734,239
Other securities	3,501	-	-	3,501
Mortgage-backed: residential	29,170,791	60,300	(260,319)	28,970,772

	$103,104,164	$1,242,853	$(590,403)	$103,756,614

9.

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015, are summarized as follows:

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and municipal securities	$299,277	$(935)	$1,704,091	$(21,634)	$2,003,368	$(22,569)
Mortgage-backed: residential	-	-	5,393,861	(26,673)	5,393,861	(26,673)

	$299,277	$(935)	$7,097,952	$(48,307)	$7,397,229	$(49,242)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$15,928,702	$(82,008)	$5,934,944	$(79,685)	$21,863,646	$(161,693)
State and municipal securities	7,666,691	(66,224)	4,927,928	(102,167)	12,594,619	(168,391)
Mortgage-backed: residential	18,251,546	(183,188)	4,227,473	(77,131)	22,479,019	(260,319)

	$41,846,939	$(331,420)	$15,090,345	$(258,983)	$56,937,284	$(590,403)

Management evaluates the investment portfolio on at least a quarterly basis to determine if investments have suffered an other-than-temporary decline in value. In addition, management monitors market trends, investment grades, bond defaults and other circumstances to identify trends and circumstances that might impact the carrying value of equity securities.

At June 30, 2016, the Company had 10 securities in an unrealized loss position which included: six mortgage-backed securities and four state and municipal securities. This was a decrease from 67 securities at December 31, 2015. The unrealized losses resulted from changes in market interest rates and liquidity, as opposed to changes in the probability of contractual cash flows. The Company does not intend to sell the securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of the amortized cost. Full collection of the amounts due according to the contractual terms of the securities was expected as of June 30, 2016; therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2016.

10.

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the Company’s securities at June 30, 2016 by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Additionally, an item in our “other securities” category has no stated maturity. Therefore, stated maturities are not disclosed for these items.

	Amortized	Fair
	Cost	Value
Due in one year or less	$8,206,342	$8,249,908
Due after one year through five years	29,114,362	29,699,080
Due after five years through ten years	27,735,538	28,865,845
Due after ten years	10,118,952	10,572,616
Other securities - non-maturing	3,501	3,501
Mortgage-backed: residential	30,695,390	30,937,335

	$105,874,085	$108,328,285

Securities with a carrying amount of approximately $90,223,000 and $66,882,000 were pledged to secure deposits, as required or permitted by law, at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. The Company received proceeds of $3,686,240 from the sale of securities during the six months ended June 30, 2016, resulting in gross realized gains of $29,489 and gross realized losses of $308. For the same time period last year, there were no sales of securities.

11.

NOTE 3 - LOANS

The components of the Company’s loans are as follows:

	At June 30,		At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$113,870,419	25.5%	$110,792,710	26.0%
Multi-family	36,797,825	8.2	41,182,067	9.7
Commercial	162,403,332	36.5	153,634,426	36.0
Construction and land	13,950,427	3.1	13,588,626	3.2
	327,022,003	73.3	319,197,829	74.9

Commercial business	102,869,196	23.0	89,743,511	21.1

Consumer:
Home equity	12,505,761	2.8	13,656,008	3.2
Automobile and other	3,989,525	0.9	3,523,696	0.8
	16,495,286	3.7	17,179,704	4.0

Total gross loans	446,386,485	100.0%	426,121,044	100.0%
Deferred loan origination costs, net	239,241		228,764
Allowance for loan losses	(6,225,250)		(5,886,225)

Loans, net	$440,400,476		$420,463,583

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and presents these policies to the Company’s board of directors at least annually. A reporting system supplements the review process by providing management with reports related to loan production, loan quality, loan delinquencies and non-performing and potential problem loans.

Additional information regarding our accounting policies for the individual loan categories is contained in our 2015 Annual Report to Stockholders that is filed as Exhibit 13 to the Company’s Annual Report on Form 10-K.

On occasion, the Company originates loans secured by single-family dwellings with initial loan-to-value ratios exceeding 90%. As of June 30, 2016 and December 31, 2015, these loans represented 1.83% and 2.07%, respectively, of our combined one-to-four family and home equity portfolios. The Company did not consider the level of such loans to be a significant concentration of credit as of June 30, 2016 or December 31, 2015.

The recorded investment in loans does not include accrued interest on loans nor loan origination fees due to immateriality. The allowance for loan losses does not include a component for undisbursed loan commitments; rather this amount is included in other liabilities.

12.

NOTE 3 - LOANS (Continued)

The following tables present our past-due loans, segregated by class, as of June 30, 2016 and December 31, 2015:

June 30, 2016

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$-	$192,863	$365,269	$558,132	$113,312,287	$113,870,419	$-
Multi-family	-	-	-	-	36,797,825	36,797,825	-
Commercial	113,082	709,773	165,956	988,811	161,414,521	162,403,332	-
Construction and land	-	-	-	-	13,950,427	13,950,427	-
	113,082	902,636	531,225	1,546,943	325,475,060	327,022,003	-

Commercial business	80,282	-	179,522	259,804	102,609,392	102,869,196	-

Consumer:
Home equity	-	-	42,318	42,318	12,463,443	12,505,761	-
Automobile and other	-	-	-	-	3,989,525	3,989,525	-
	-	-	42,318	42,318	16,452,968	16,495,286	-

Total	$193,364	$902,636	$753,065	$1,849,065	$444,537,420	$446,386,485	$-

December 31, 2015

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total	Accruing Loans 90 or More Days Past Due
Real estate loans:
One-to-four family	$331,479	$259,240	$33,839	$624,558	$110,168,152	$110,792,710	$-
Multi-family	-	-	-	-	41,182,067	41,182,067	-
Commercial	-	-	111,706	111,706	153,522,720	153,634,426	-
Construction and land	-	-	-	-	13,588,626	13,588,626	-
	331,479	259,240	145,545	736,264	318,461,565	319,197,829	-

Commercial business	-	-	87,254	87,254	89,656,257	89,743,511	-

Consumer:
Home equity	57,625	-	89,407	147,032	13,508,976	13,656,008	-
Automobile and other	500	-	-	500	3,523,196	3,523,696	-
	58,125	-	89,407	147,532	17,032,172	17,179,704	-

Total	$389,604	$259,240	$322,206	$971,050	$425,149,994	$426,121,044	$-

13.

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

Non-accrual loans, segregated by class, are as follows:

	June 30,	December 31,
	2016	2015
Real estate loans:
One-to-four family	$1,388,481	$601,833
Multi-family	614,784	995,659
Commercial	3,147,074	1,245,023
Construction and land	-	-
	5,150,339	2,842,515

Commercial business	323,584	263,233

Consumer:
Home equity	165,875	124,627
Automobile and other	66,120	8,558
	231,995	133,185

Total non-accrual loans	$5,705,918	$3,238,933

14.

NOTE 3 - LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2016

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,158,110	$-	$-	$37,680	$1,195,790
Multi-family	411,519	-	3,000	(33,409)	381,110
Commercial	2,449,438	-	2,060	(9,782)	2,441,716
Construction and land	437,211	-	-	48,570	485,781
	4,456,278	-	5,060	43,059	4,504,397

Commercial business	1,328,516	-	1,103	64,252	1,393,871

Consumer
Home equity	280,466	-	12,442	(46,033)	246,875
Automobile and other	71,460	(75)	-	8,722	80,107
	351,926	(75)	12,442	(37,311)	326,982

Total	$6,136,720	$(75)	$18,605	$70,000	$6,225,250

Three months ended June 30, 2015

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,315,813	$-	$-	$(201,071)	$1,114,742
Multi-family	439,661	-	4,752	29,155	473,568
Commercial	2,110,850	-	3,971	76,378	2,191,199
Construction and land	729,089	-	-	(61,623)	667,466
	4,595,413	-	8,723	(157,161)	4,446,975

Commercial business	1,051,713	-	11,663	123,272	1,186,648

Consumer
Home equity	220,365	-	-	30,522	250,887
Automobile and other	10,816	-	331	3,367	14,514
	231,181	-	331	33,889	265,401

Total	$5,878,307	$-	$20,717	$-	$5,899,024

15.

NOTE 3 - LOANS (Continued)

Six months ended June 30, 2016

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,139,730	$-	$984	$55,076	$1,195,790
Multi-family	474,368	-	6,000	(99,258)	381,110
Commercial	1,984,088	-	4,838	452,790	2,441,716
Construction and land	497,992	-	-	(12,211)	485,781
	4,096,178	-	11,822	396,397	4,504,397

Commercial business	1,434,687	-	8,233	(49,049)	1,393,871

Consumer:
Home equity	279,670	-	12,442	(45,237)	246,875
Automobile and other	75,690	(13,546)	74	17,889	80,107
	355,360	(13,546)	12,516	(27,348)	326,982

Total	$5,886,225	$(13,546)	$32,571	$320,000	$6,225,250

Six months ended June 30, 2015

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Real estate loans:
One-to-four family	$1,119,762	$(25,258)	$-	$20,238	$1,114,742
Multi-family	436,833	-	5,752	30,983	473,568
Commercial	1,650,290	(25,742)	4,701	561,950	2,191,199
Construction and land	1,194,917	-	811,350	(1,338,801)	667,466
	4,401,802	(51,000)	821,803	(725,630)	4,446,975

Commercial business	951,215	-	65,953	169,480	1,186,648

Consumer:
Home equity	198,150	-	-	52,737	250,887
Automobile and other	10,275	-	826	3,413	14,514
	208,425	-	826	56,150	265,401

Total	$5,561,442	$(51,000)	$888,582	$(500,000)	$5,899,024

16.

NOTE 3 - LOANS (Continued)

The following tables separate the allocation of the allowance for loan losses and the loan balances between loans evaluated both individually and collectively as of June 30, 2016 and December 31, 2015:

June 30, 2016

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$309,439	$886,351	$1,195,790	$1,434,910	$112,435,509	$113,870,419
Multi-family	-	381,110	381,110	4,184,634	32,613,191	36,797,825
Commercial	728,773	1,712,943	2,441,716	3,778,261	158,625,071	162,403,332
Construction and land	-	485,781	485,781	176,353	13,774,074	13,950,427
	1,038,212	3,466,185	4,504,397	9,574,158	317,447,845	327,022,003

Commercial business	230,210	1,163,661	1,393,871	480,459	102,388,737	102,869,196

Consumer:
Home equity	71,483	175,392	246,875	182,753	12,323,008	12,505,761
Automobile and other	9,345	70,762	80,107	66,120	3,923,405	3,989,525
	80,828	246,154	326,982	248,873	16,246,413	16,495,286

Total	$1,349,250	$4,876,000	$6,225,250	$10,303,490	$436,082,995	$446,386,485

December 31, 2015

	Period-end allowance allocated to loans:			Loans evaluated for impairment:
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually	Collectively	Ending Balance
Real estate loans:
One-to-four family	$116,724	$1,023,006	$1,139,730	$905,974	$109,886,736	$110,792,710
Multi-family	-	474,368	474,368	995,659	40,186,408	41,182,067
Commercial	183,966	1,800,122	1,984,088	2,735,652	150,898,774	153,634,426
Construction and land	-	497,992	497,992	186,888	13,401,738	13,588,626
	300,690	3,795,488	4,096,178	4,824,173	314,373,656	319,197,829

Commercial business	259,787	1,174,900	1,434,687	586,103	89,157,408	89,743,511

Consumer:
Home equity	49,782	229,888	279,670	141,649	13,514,359	13,656,008
Automobile and other	-	75,690	75,690	8,558	3,515,138	3,523,696
	49,782	305,578	355,360	150,207	17,029,497	17,179,704

Total	$610,259	$5,275,966	$5,886,225	$5,560,483	$420,560,561	$426,121,044

17.

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

Special Mention - A special mention asset has potential weaknesses that deserve management’s close attention. The asset may also be subject to a weak or in the future speculative market or to economic conditions, which may adversely affect the obligor. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

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

18.

NOTE 3 - LOANS (Continued)

The following tables present our credit quality indicators, segregated by class, as of June 30, 2016 and December 31, 2015:

June 30, 2016

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$111,732,989	$748,949	$1,388,481	$-	$113,870,419
Multi-family	32,613,191	-	4,184,634	-	36,797,825
Commercial	151,696,933	5,171,386	5,535,013	-	162,403,332
Construction and land	13,463,977	-	486,450	-	13,950,427
	309,507,090	5,920,335	11,594,578	-	327,022,003

Commercial business	99,726,671	2,449,651	692,874	-	102,869,196

Consumer:
Home equity	12,339,886	-	165,875	-	12,505,761
Automobile and other	3,923,405	-	66,120	-	3,989,525
	16,263,291	-	231,995	-	16,495,286

Total	$425,497,052	$8,369,986	$12,519,447	$-	$446,386,485

December 31, 2015

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
One-to-four family	$109,161,526	$772,127	$859,057	$-	$110,792,710
Multi-family	37,571,827	2,614,581	995,659	-	41,182,067
Commercial	143,837,755	5,295,878	4,500,793	-	153,634,426
Construction and land	13,143,977	-	444,649	-	13,588,626
	303,715,085	8,682,586	6,800,158	-	319,197,829

Commercial business	85,604,981	3,323,003	815,527	-	89,743,511

Consumer:
Home equity	13,504,552	-	68,241	83,215	13,656,008
Automobile and other	3,510,289	-	4,849	8,558	3,523,696
	17,014,841	-	73,090	91,773	17,179,704

Total	$406,334,907	$12,005,589	$7,688,775	$91,773	$426,121,044

19.

NOTE 3 - LOANS (Continued)

The following tables provide details of impaired loans, segregated by class, as of and for the periods indicated. The unpaid contractual balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.

	As of June 30, 2016			As of December 31, 2015

	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$431,065	$431,065	$-	$648,750	$648,750	$-
Multi-family	4,667,112	4,184,634	-	1,478,137	995,659	-
Commercial	2,149,411	1,959,509	-	2,246,797	2,193,291	-
Construction and land	176,353	176,353	-	186,888	186,888	-
	7,423,941	6,751,561	-	4,560,572	4,024,588	-

Commercial business	230,116	230,116	-	87,254	87,254	-

Consumer:
Home equity	50,957	50,957	-	52,242	52,242
Automobile and other	-	-	-	8,558	8,558	-
	50,957	50,957		60,800	60,800	-
Subtotal	$7,705,014	$7,032,634	$-	$4,708,626	$4,172,642	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$1,003,845	$1,003,845	$309,439	$257,224	$257,224	$116,724
Commercial	1,818,752	1,818,752	728,773	685,759	542,361	183,966
	2,822,597	2,822,597	1,038,212	942,983	799,585	300,690

Commercial business	250,343	250,343	230,210	498,849	498,849	259,787

Consumer:
Home equity	131,796	131,796	71,483	89,407	89,407	49,782
Automobile and other	66,120	66,120	9,345	-	-	-
	197,916	197,916	80,828	89,407	89,407	49,782

Subtotal	3,270,856	3,270,856	1,349,250	1,531,239	1,387,841	610,259
Total	$10,975,870	$10,303,490	$1,349,250	$6,239,865	$5,560,483	$610,259

20.

NOTE 3 - LOANS (Continued)

	For the three months ended June 30, 2016			For the three months ended June 30, 2015

	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$555,453	$464	$-	$660,569	$1,713	$-
Multi-family	2,578,784	43,758	-	1,130,198	-	-
Commercial	1,973,177	9,191	-	1,271,873	14,142	-
Construction and land	178,997	2,003	-	854,331	2,236	-
	5,286,411	55,416	-	3,916,971	18,091	-

Commercial business	158,685	-	-	-	-	-

Consumer:
Home equity	62,649	253	-	54,226	257	-
Automobile and other	5,847	-	-	-	-	-
	68,496	253	-	54,226	257	-
Subtotal	$5,513,592	$55,669	$-	$3,971,197	$18,348	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$881,912	$-	$-	$545,364	$6,415	$-
Commercial	1,819,051	-	-	815,183	4,262	-
	2,700,963	-	-	1,360,547	10,677	-

Commercial business	328,005	1,809	-	189,200	3,650	-

Consumer:
Home equity	155,691	-	-	51,220	115	-
Automobile and other	33,060	169	-	-	-	-
	188,751	169	-	51,220	115	-

Subtotal	3,217,719	1,978	-	1,600,967	14,442	-
Total	$8,731,311	$57,647	$-	$5,572,164	$32,790	$-

21.

NOTE 3 - LOANS (Continued)

	For the six months ended June 30, 2016			For the six months ended June 30, 2015

	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate loans:
One-to-four family	$586,552	$930	$-	$655,561	$3,419	$-
Multi-family	2,051,076	43,758	-	1,200,392	-	-
Commercial	2,046,548	27,186	-	1,104,093	14,142	-
Construction and land	181,627	4,065	-	1,115,897	4,503	-
	4,865,803	75,939	-	4,075,943	22,064	-

Commercial business	134,874	-	-	8,365	-	-

Consumer:
Home equity	59,180	507	-	54,668	513	-
Automobile and other	6,751	-	-	-	-	-
	65,931	507	-	54,668	513	-
Subtotal	$5,066,608	$76,446	$-	$4,138,976	$22,577	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$673,683	$4,506	$-	$630,085	$12,126	$-
Multi-family	-	-	-	-	-	-
Commercial	1,393,488	501	-	1,043,065	8,532	-
Construction and land	-	-	-	-	-	-
	2,067,171	5,007	-	1,673,150	20,658	-

Commercial business	384,953	5,263	-	164,615	5,543	-

Consumer:
Home equity	133,596	227	-	37,447	115	-
Automobile and other	22,040	169	-	-	-	-
	155,636	396	-	37,447	115	-

Subtotal	2,607,760	10,666	-	1,875,212	26,316	-
Total	$7,674,368	$87,112	$-	$6,014,188	$48,893	$-

22.

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

The Company had allocations of $1,241,024 of specific reserves on $8,993,694 of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2016. The Company had $380,593 of allocations of specific reserves on $3,925,262 of loans to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2015. The amount the Company had committed to lend to loan customers that are classified as troubled debt restructurings was not material as of June 30, 2016 or December 31, 2015.

During the three and six months ended June 30, 2016, 11 loans totaling $6,317,451 were modified as troubled debt restructurings. The modifications included one or a combination of the following: payment and maturity changes not available in the market; and a reduction of the stated interest rate of the loan.

During the three and six months ended June 30, 2015, three loans totaling $1,163,970 were modified as troubled debt restructurings. The modifications included payment and maturity changes not available in the market.

The following tables present loans, by class, modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2016 and 2015:

Three and six months ended June 30, 2016

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
One-to-four family	1	$748,641	$748,641
Multi-family	3	3,569,850	3,569,850
Commercial	2	1,699,300	1,699,300
	6	6,017,791	6,017,791

Commercial business	2	144,062	144,062

Consumer:
Home equity	1	89,478	89,478
Automobile and other	2	66,120	66,120
	3	155,598	155,598

Total	11	$6,317,451	$6,317,451

The troubled debt restructurings described above resulted in a net decrease in the allowance for loan losses of $94,638 during the three months ended June 30, 2016. During the three months ended March 31, 2016 a relationship totaling $2.5 million was classified as impaired and a reserve of $1.0 million was established. This relationship was restructured during the three months ended June 30, 2016, but no additional reserves were required. We experienced a net increase in the allowance for loan losses of $876,747 during the six months ended June 30, 2016. There were no charge offs during the three and six months ended June 30, 2016.

23.

NOTE 3 - LOANS (Continued)

Three and six months ended June 30, 2015

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Commercial	2	1,001,803	1,001,803

Commercial business	1	162,167	162,167

Total	3	$1,163,970	$1,163,970

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2016 and 2015.

A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

The recorded investment in consumer loans collateralized by residential real estate property that was in the process of foreclosure was not material as of June 30, 2016 and December 31, 2015.

NOTE 4 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are shown below.

	June 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$21,817,155	$-	$-	$-	$21,817,155

Gross amount of recognized liabilities for repurchase agreements in Consolidated Balance Sheet					$21,817,155

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$19,732,766	$-	$-	$-	$19,732,766

Gross amount of recognized liabilities for repurchase agreements in Consolidated Balance Sheet					$19,732,766

Securities sold under agreements to repurchase were secured by securities with an approximate carrying amount of $41,259,000 and $26,458,000 at June 30, 2016 and December 31, 2015, respectively. The carrying amount at June 30, 2016 was comprised of $15,867,000 in securities issued by U.S. government agencies, $13,331,000 in mortgage-backed securities, and $12,061,000 in state and municipal securities. The carrying amount at December 31, 2015 was comprised of $13,962,000 in securities issued by U.S. government agencies, $8,419,000 in state and municipal securities, and $4,077,000 in mortgage-backed securities. Also included in total borrowings at June 30, 2016 and December 31, 2015 were Federal Home Loan Bank of Chicago (“FHLB”) advances of $15,999,000 and $15,996,000, respectively.

24.

NOTE 4 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$651,401	$1,212,480	$1,664,749	$2,683,734
Basic potential common shares:
Basic weighted average shares outstanding	7,005,883	7,006,967	7,005,883	7,007,124

Dilutive potential common shares	-	-	-	-

Diluted weighted average shares outstanding	7,005,883	7,006,967	7,005,883	7,007,124

Basic and diluted earnings per share	$0.09	$0.17	$0.24	$0.38

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

Securities: The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar

25.

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

characteristics. For these investments, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. They also use model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios. In the case of municipal securities, information on the Bloomberg terminal such as credit ratings, credit support, and call features are used to set the matrix values for the issues, which will be used to determine the yields from which the market values are calculated each month. Because they are not price quote valuations, the pricing methods are considered Level 2 inputs. At this time all of the Company’s securities fall within the Level 2 hierarchy for pricing. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently has no securities classified within Level 3. During the six months ended June 30, 2016, there were no transfers between Level 1 and Level 2. The valuation methodology was consistent for the six months ended June 30, 2016 and the year ended December 31, 2015.

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

26.

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis segregated by fair value hierarchy level during the periods ended June 30, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements at June 30, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$-	$32,013,569	$-	$32,013,569
State and municipal securities	-	45,373,880	-	45,373,880
Other securities	-	3,501	-	3,501
Mortgage-backed: residential	-	30,937,335	-	30,937,335
Total securities available for sale	$-	$108,328,285	$-	$108,328,285

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total
Securities:
U.S. government agency obligations	$-	$29,048,102	$-	$29,048,102
State and municipal securities	-	45,734,239	-	45,734,239
Other securities	-	3,501	-	3,501
Mortgage-backed: residential	-	28,970,772	-	28,970,772
Total securities available for sale	$-	$103,756,614	$-	$103,756,614

27.

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis by fair value hierarchy level during the periods ended June 30, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements at June 30, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
Construction and land	$-	$-	$1,566,126	$1,566,126

Total foreclosed assets	$-	$-	$1,566,126	$1,566,126

Impaired loans:
Real estate loans:
One-to-four family	$-	$-	$694,406	$694,406
Commercial	-	-	1,089,979	1,089,979
	-	-	1,784,385	1,784,385

Commercial business	-	-	20,132	20,132

Consumer:
Home equity	-	-	60,314	60,314
Automobile and other	-	-	56,775	56,775
	-	-	117,089	117,089

Total impaired loans	$-	$-	$1,921,606	$1,921,606

28.

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)	Total

Foreclosed assets:
Real estate:
Commercial	$-	$-	$19,000	$19,000
Construction and land	-	-	604,500	$604,500

Total foreclosed assets	$-	$-	$623,500	$623,500

Impaired loans:
Real estate loans:
One-to-four family	$-	$-	$140,500	$140,500
Commercial	-	-	358,395	358,395
	-	-	498,895	498,895

Commercial business	-	-	239,062	239,062

Consumer:
Home equity	-	-	39,625	39,625

Total impaired loans	$-	$-	$777,582	$777,582

Mortgage Servicing Rights	$-	$1,109,720	$-	$1,109,720

Foreclosed assets are collateral dependent and are recorded at the fair value less costs to sell and may be revalued on a nonrecurring basis. Foreclosed assets measured at fair value less costs to sell on a nonrecurring basis at June 30, 2016, had a net carrying amount of $1,566,126, which was made up of the outstanding balance of $1,917,044, net of cumulative write-downs of $350,918, which included $45,195 of write-downs that occurred during the six months ended June 30, 2016. At December 31, 2015, foreclosed assets had a net carrying amount of $623,500, which was made up of the outstanding balance of $1,337,678, net of cumulative write-downs of $714,178 which includes $355,500 that occurred during the year ended December 31, 2015.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,270,856, with a valuation allowance of $1,349,250 at June 30, 2016, resulting in a net increase in provision for loan losses of $738,991 for the six months ended June 30, 2016. At December 31, 2015, impaired loans had a principal balance of $1,387,841, with a valuation allowance of $610,259.

29.

NOTE 6 - FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for significant categories of financial instruments measured at fair value on a non-recurring basis at June 30, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average

Foreclosed assets:
Real estate:
Construction and land	$1,566,126	Sales Comparison	Adjustment for difference between comparable sales	-11% to 31%	11.5%

Impaired loans:
Real estate loans:
One-to-four family	$504,626	Cost Approach	Adjustment for depreciation and other factors	6.6%	6.6%
One-to-four family	$189,780	Fair Value of Collateral	Adjustment based on lease purchase agreement	0% to 6%	6.2%
Commercial	118,968	Sales Comparison	Adjustment for difference between comparable sales	-53% to -34%	-42.2%
Commercial	971,011	Income Approach	Investment Capitalization Rates	8.7%	8.7%
Commercial business	20,132	Sales Comparison	Adjustment for difference between comparable sales	-48% to 27%	5.2%
Consumer loans:
Automobile and other	56,775	Fair Value of Collateral	Adjustment for depreciation and other factors	-20% to -14%	-16.9%

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

30.

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

Federal Home Loan Bank Stock: The Company is required to maintain these equity securities as a member of the FHLB and in amounts as required by the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institution or another member institution at par. Therefore, they are less liquid than other tradable securities and their fair value is not readily attainable.

Federal Reserve Bank Stock: The Company is required to maintain these equity securities as a member of the Federal Reserve Bank and in amounts as required by this institution. These equity securities are "restricted" in that they can only be sold back to the respective institution or another member institution at par. Therefore, they are less liquid than other tradable securities and their fair value is not readily attainable.

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segmented by type such as real estate, commercial business, and consumer loans. Each loan segment is further segregated by fixed and adjustable rate interest terms and by performing and non-performing classifications. The fair value of fixed rate loans is estimated by either observable market prices or by discounting future cash flows using discount rates that reflect the Company’s current pricing for loans with similar characteristics, such as loan type, pricing and remaining maturity, resulting in a Level 3 classification. Impaired loans that have no specific reserve are classified as Level 3. Impaired loans that have been written down to the fair value of the corresponding collateral, less estimated costs to sell, are not included in this table as those amounts were presented previously. The fair value computed is not necessarily an exit price.

Loans Held for Sale: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third-party investors resulting in a Level 2 classification.

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

The following information presents estimated fair values of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 that have not been previously presented and the methods and assumptions used to estimate those fair values.

		Fair Value Measurements at June 30, 2016 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$66,628,349	$66,628,349	$-	$-	$66,628,349
Interest-earning time deposits	1,930,000	-	1,930,000	-	1,930,000
Federal Home Loan Bank stock	997,763	-	-	-	N/A
Federal Reserve Bank stock	1,676,700	-	-	-	N/A
Loans, net (excluding impaired loans at fair value)	438,478,870	-	-	445,409,350	445,409,350
Loans held for sale	592,450	-	592,450	-	592,450
Accrued interest receivable	1,589,201	-	520,040	1,069,161	1,589,201

Financial liabilities:
Non-interest bearing deposits	78,715,230	78,715,230	-	-	78,715,230
Interest-bearing deposits	460,874,608	325,646,790	136,103,659	-	461,750,449
Federal Home Loan Bank advances	15,999,355	-	16,481,205	-	16,481,205
Securities sold under agreements to repurchase	21,817,155	-	21,817,155	-	21,817,155
Subordinated debentures	4,000,000	-	4,000,000	-	4,000,000
Accrued interest payable	254,015	15,928	238,087	-	254,015

32.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2015 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$79,232,566	$79,232,566	$-	$-	$79,232,566
Interest-earning time deposits	1,685,000	-	1,685,000	-	1,685,000
Federal Home Loan Bank stock	1,747,763	-	-	-	N/A
Federal Reserve Bank stock	1,676,700	-	-	-	N/A
Loans, net (excluding impaired loans at fair value)	419,686,001	-	-	421,795,305	421,795,305
Loans held for sale	1,078,785	-	1,078,785	-	1,078,785
Accrued interest receivable	1,620,309	-	510,231	1,110,078	1,620,309

Financial liabilities:
Non-interest bearing deposits	69,296,354	69,296,354	-	-	69,296,354
Interest-bearing deposits	463,861,939	330,689,715	133,976,643	-	464,666,358
Federal Home Loan Bank advances	15,995,485	-	16,315,262	-	16,315,262
Securities sold under agreement to repurchase	19,732,766	-	19,732,766	-	19,732,766
Subordinated debentures	4,000,000	-	4,000,000	-	4,000,000
Accrued interest payable	227,947	14,621	213,326	-	227,947

In addition, other assets and liabilities of the Company that are not defined as financial instruments, such as property and equipment, are not included in the above disclosures.

33.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2016, and summarize the significant amounts reclassified out of each component of accumulated other comprehensive income for the six months ended June 30, 2016. There was no reclassification out of accumulated other comprehensive income for the three months ended June 30, 2016.

Changes in Accumulated Other Comprehensive Income by Component
For the Three Months Ended June 30, 2016(1)
	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at April 1, 2016	$1,029,620	$1,029,620

Other comprehensive income before reclassifications	467,442	467,442
Amount reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income	467,442	467,442

Accumulated Other Comprehensive Income at June 30, 2016	$1,497,062	$1,497,062

(1) All amounts are net of tax.

Changes in Accumulated Other Comprehensive Income by Component
For the Six Months Ended June 30, 2016(1)
	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated Other Comprehensive Income at January 1, 2016	$397,994	$397,994

Other comprehensive income before reclassifications	1,116,868	1,116,868
Amount reclassified from accumulated other comprehensive income(2)	(17,800)	(17,800)
Net current-period other comprehensive income	1,099,068	1,099,068

Accumulated Other Comprehensive Income at June 30, 2016	$1,497,062	$1,497,062

(1) All amounts are net of tax.

(2) See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income
For the Six Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$29,181	Gain on sale of securities
	(11,381)	Tax expense
Total reclassifications for the period	$17,800	Net of tax

34.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

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

(1) All amounts are net of tax.

NOTE 9 – SUBSEQUENT EVENTS

On July 15, 2016, First Mid received approval of the Merger from the Board of Governors of the Federal Reserve System. Subject to the satisfaction of customary closing conditions in the Merger Agreement and the approval of the stockholders of both First Mid and First Clover Leaf, the Merger is anticipated to be completed in the second half of 2016.

On July 26, 2016, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.06 per share for the quarter ended June 30, 2016. The dividend will be payable to stockholders of record as of August 19, 2016 and is expected to be paid on August 26, 2016.

35.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report, the words or phrases “will,” “are expected to,” “we believe,” “should,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, but not limited to, (i) changes in general economic conditions, either nationally, internationally or in our market areas, that are worse than expected; (ii) competition among depository and other financial institutions; (iii) inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; (iv) adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including Basel III, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations issued thereunder; (v) our ability to enter new markets successfully and capitalize on growth opportunities; (vi) the inability to complete the proposed transactions with First Mid due to the failure to obtain the required stockholder approvals; (vii) the failure to satisfy other conditions to completion of the proposed transaction with First Mid, including receipt of required regulatory and other approvals; (viii) the effect of the announcement of the transaction with First Mid on customer relationships and operating results; (ix) our ability to successfully integrate acquired entities, if any; (x) changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board; (xi) changes resulting from shutdowns of the federal government; (xii) changes in our organization, compensation and benefit plans; (xii) changes in our financial condition or results of operations that reduce capital available to pay dividends; and (xiv) changes in the financial condition or future prospects of issuers of securities that we own, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements, which only speak as of the date made.

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

36.

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

On April 26, 2016, the Company and First Mid, entered into an Agreement and Plan of Merger (as amended by the First Amendment to Agreement and Plan of Merger entered into as of June 6, 2016, and as may be further amended, the “Merger Agreement”), pursuant to which First Mid will acquire the Company and First Clover Leaf Bank (the “Merger”). Until the consummation of the Merger, we anticipate continuing to focus on our loan and deposit growth strategies. We expect to also incur higher non-interest expenses in the upcoming quarters as we work toward closing the transaction. Specifically, we have incurred increased professional fees as well as other costs necessary in connection with the transaction. For the six months ended June 30, 2016, we continued our emphasis on growth, specifically on earning assets. As of June 30, 2016, our loan balance grew $19.9 million to $440.4 million compared to $420.5 million at December 31, 2015. Our growth in deposits continued as our core deposits, excluding broker deposits, grew $23.2 million to $496.7 million at June 30, 2016 compared to $473.5 million at December 31, 2015.

Our net income decreased to $1.7 million for the six months ended June 30, 2016 from $2.7 million for the same period in 2015. The decrease in net income resulted primarily from merger related expenses in compensation and employee benefits and in professional fees. Additionally, we experienced an increase in provision for loan losses compared to a $500,000 credit for loan losses in the previous year. These increased expenses were partially offset by higher net interest income and by lower income taxes. Basic and diluted earnings per share were $0.24 for the six months ended June 30, 2016 compared to $0.38 for the comparable period in 2015.

The following discussion and analysis of our financial condition and asset quality provides a comparison of our results as of June 30, 2016 to December 31, 2015, while our operating results compare the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes.

37.

Financial Condition

Total Assets.  Total assets increased $10.4 million to $665.3 million at June 30, 2016 from $654.9 million at December 31, 2015. The increase was primarily due to an increase in loans and an increase in securities available for sale partially offset by lower balances of cash and cash equivalents.

Cash and cash equivalents decreased $12.6 million to $66.6 million at June 30, 2016 from $79.2 million at December 31, 2015 primarily due to an increase in loans, partially offset by an increase in deposits.

Loans, net, increased $19.9 million to $440.4 million at June 30, 2016 from $420.5 million at December 31, 2015. The loan categories with significant increases were commercial business and commercial real estate. Commercial business increased $13.1 million to $102.9 million at June 30, 2016 from $89.7 million at December 31, 2015. Commercial real estate increased $8.8 million to $162.4 million at June 30, 2016 from $153.6 million at December 31, 2015. One-to-four family loans increased $3.1 million to $113.9 million at June 30, 2016 from $110.8 million at December 31, 2015. These increases were partially offset by decreases in multi-family and home equity loan categories. Multi-family loans decreased $4.4 million to $36.8 million at June 30, 2016 from $41.2 million at December 31, 2015. Home equity loans decreased $1.2 million to $12.5 million at June 30, 2016 from $13.7 million at December 31, 2015.

Securities available for sale increased $4.6 million to $108.3 million at June 30, 2016 from $103.8 million at December 31, 2015. The increase was due primarily to purchases of $21.9 million partially offset by calls, maturities and principal repayments of $15.1 million and sales of $3.7 million. Overall, our U.S. government agency securities increased $3.0 million, mortgage backed securities increased $2.0 million, and state and municipal securities decreased $360,359.

Total Liabilities.  Total liabilities increased $8.5 million to $583.1 million at June 30, 2016 from $574.6 million at December 31, 2015. The increase was primarily due to increases in deposits and in securities sold under agreements to repurchase.

Deposits increased $6.4 million to $539.6 million at June 30, 2016 from $533.2 million at December 31, 2015. The increase in deposits was primarily due to an increase in core deposits partially offset by reduction of $16.8 million in brokered deposits.

Securities sold under agreements to repurchase increased $2.1 million to $21.8 million at June 30, 2016 from $19.7 million at December 31, 2015. This increase was due primarily to normal fluctuations in these business accounts.

Stockholders’ Equity.  Stockholders’ equity increased to $82.2 million at June 30, 2016 from $80.3 million at December 31, 2015 primarily due to net income of $1.7 million and an increase of $1.1 million in accumulated other comprehensive income, partially offset by the payment of cash dividends to the holders of our common stock in the amount of $840,480.

38.

Asset Quality

The Company experienced an increase in non-performing assets as of June 30, 2016 compared to December 31, 2015. The following tables set forth information with respect to the Company’s non-performing and impaired loans and other non-performing assets at the dates indicated:

	June 30,	December 31,
	2016	2015

Non-accrual loans(1)	5,705,918	3,238,933
Other impaired loans	4,597,572	2,321,550
Total non-performing and impaired loans	10,303,490	5,560,483
Foreclosed assets	2,851,367	3,059,101
Total non-performing assets	$13,154,857	$8,619,584

(1) The entire balance was also classified as impaired as of June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
Non-performing assets to total assets	1.98%	1.32%
Non-performing and impaired loans to total loans	2.31	1.30
Allowance for loan losses to non-performing and impaired loans	60.42	105.86
Allowance for loan losses to total loans	1.39	1.38

Non-Performing and Impaired Loans and Other Non-Performing Assets. At June 30, 2016, our total non-performing assets increased $4.6 million to $13.2 million compared to $8.6 million at December 31, 2015. At June 30, 2016, the Company’s non-accrual loans increased to $5.7 million from $3.2 million at December 31, 2015. This increase was primarily due to a $2.6 million loan that was newly classified as non-accrual during the first quarter of 2016.

At June 30, 2016, the Bank had one relationship classified as non-accrual with a balance over $1.0 million. The relationship was a $2.5 million credit secured by a special purpose facility. This credit was placed on non-accrual status during March 2016. Prior to being placed on non-accrual, the loan was current in principal and interest payments, but it was experiencing cash flow difficulties due to low utilization rates. The borrower has signed a forbearance agreement with the Bank which includes several provisions that will improve the viability of the business and therefore the value to be received in a sale of the property. The Bank has recorded a $1.0 million allowance on the credit for what we estimate the shortfall in collateral may be to cover the outstanding balance. The loan is performing in compliance with the restructured terms.

At June 30, 2016, the Bank also had two relationships classified as non-accrual with outstanding balances over $500,000. The first relationship is a $710,000 credit secured by a special purpose facility. The loan was placed on non-accrual status during May 2016. The borrower has been experiencing insufficient cash flow and the credit has been restructured to allow the borrower time to improve cash flow. The second relationship was a $615,000 credit to a real estate investor. This credit was placed on non-accrual status in 2012. The investor has experienced cash flow difficulties due to higher vacancy rates and the need for property repairs. Since being placed on non-accrual, $1.7 million in pay-downs from the sale of collateral has been received on this relationship, and a charge-off of $483,000 was recorded in June 2013. A property manager is overseeing the daily operations, and all non-rented properties have been listed for sale. The borrower has signed a forbearance agreement with the Bank to aid in selling some of the properties to further reduce the debt.

39.

In addition to the non-accrual loans discussed above, we have loans that were accruing interest that we categorize as impaired due to observed credit deterioration or restructured status. At June 30, 2016, there were five credits in this classification, with a total balance of $4.6 million. Of this balance, one relationship, comprised of two credits, totaled $3.6 million. The largest loan in this relationship at June 30, 2016 was a $2.6 million credit secured by a multi-family property that was experiencing cash flow difficulties due to high vacancy rates. The second loan in this relationship is a $955,000 credit secured by a separate multi-family property that required an additional loan advance to finance the payment of real estate taxes. The property was experiencing cash flow issues since proceeds from the operation of this collateral were being used to assist the larger credit. In comparison, there were six loans that met this classification at December 31, 2015 with a total balance of $2.3 million.

The following table presents a summary of our past due loans as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Loans 30-59 Days Past Due	$193,364	$389,604
Loans 60-89 Days Past Due	902,636	259,240
Loans 90 or more Days Past Due	753,065	322,206
Total Past Due Loans	$1,849,065	$971,050

Past due balances increased $878,000 to $1.8 million at June 30, 2016 from $971,000 at December 31, 2015. The category with the largest increase was the 60-89 day category which increased $643,000. This increase is due to a $790,000 credit that became past due early in the second quarter. The 90 or more days past due category increased $431,000 from December 31, 2015. This was primarily due to two loans in the 60-89 day category that exceeded 90 days past due during the first quarter and remain past due at this reporting, and two additional loans in the 60-89 day category that exceeded 90 days past due during the second quarter.

The following table presents a summary of our credit quality indicators as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Pass	$425,497,052	$406,334,907
Special Mention	8,369,986	12,005,589
Substandard	12,519,447	7,688,775
Doubtful	-	91,773
Total Loans	$446,386,485	$426,121,044

At June 30, 2016, loans classified as special mention decreased $3.6 million from $12.0 million at December 31, 2015. The decrease was primarily a result of two commercial business loans totaling $1.0 million that were upgraded to the pass category, and two credits totaling $3.6 million reclassified from the special mention to substandard category during the second quarter of 2016. Loans classified as substandard increased $4.8 million to $12.5 million at June 30, 2016 compared to $7.7 million at December 31, 2015. The increase was due to one credit that was reclassified from pass to substandard during the first quarter of 2016, and the two credits previously mentioned totaling $3.6 million reclassified from special mention to substandard during the second quarter of 2016. These two credits are both classified as impaired, but they are performing in accordance with their modified terms.

At June 30, 2016, the Bank had six properties classified as foreclosed assets valued at $2.9 million. The foreclosed asset balance declined $200,000 from December 31, 2015 due to five lot sales that occurred during the first half of 2016, and a write down on a residential lot development during the

40.

second quarter of 2016. The collateral on the remaining properties consists of farmland, two residential lot developments, a commercial development, and two single-family residences. All of these properties were transferred into foreclosed assets at the property’s fair value, less estimated costs of disposal, at the date of foreclosure. Initial valuation adjustments, if any, are charged against the allowance for loan losses. The properties are evaluated on a non-recurring basis to verify that the recorded amount is supported by its current fair value.

Results of Operations

General.  We recorded net income of $651,401 and $1.2 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in net income for the three months ended June 30, 2016 resulted primarily from merger related expenses in compensation and employee benefits and in professional fees, along with a provision for loan losses, partially offset by higher net interest income and by lower income taxes. We recorded net income of $1.7 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in net income for the six months ended June 30, 2016 resulted primarily from increases in compensation and employee benefits and in professional fees due to merger related expenses, and an increase in provision for loan losses compared to a $500,000 credit for loan losses in the previous year, partially offset by higher net interest income and by lower income taxes.

During the three months ended June 30, 2016, yields on loans decreased 0.30% to 4.12% compared to 4.42% for the three months ended June 30, 2015. The higher yield during the 2015 period included an interest recovery of $189,000 from non-accrual loan payoffs. Without this interest recovery, our yield on loans would have been 4.23% for the three months ended June 30, 2015.

During the six months ended June 30, 2016, yields on loans decreased 0.23% to 4.13% compared to 4.36% for the six months ended June 30, 2015. The higher yield during the 2015 period included an interest recovery of $250,000 from non-accrual loan payoffs. Without this interest recovery, our yield on loans would have been 4.24% for the six months ended June 30, 2015. The decline in yield was primarily due to longer-term assets re-pricing at lower current rates as well as competitive market forces driving down rates. Our commercial loans are the most sensitive to changes in market interest rates because they often have shorter terms to maturity, and, therefore, the interest rates adjust more frequently.

We have experienced a slight increase in the rate of time deposits as they mature from shorter term time deposits into longer term time deposits. Our ability to lower rates paid on deposits is limited due to the already low deposit rates and the competitive environment in which we operate. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment. The competitive and market forces continue to pressure the yield on our earning assets.

Net interest income.   Net interest income increased to $4.5 million for the three months ended June 30, 2016, from $4.4 million for the comparable period in 2015, primarily due to an increase of $43.6 million in average outstanding loans and from an increased yield on interest-earning deposits, partially offset by higher interest expense from an increased rate on time deposits and a higher average balance of FHLB advances. Net interest income increased to $9.0 million for the six months ended June 30, 2016, from $8.8 million for the comparable period in 2015, primarily due to an increase of $36.8 million in average outstanding loans and from an increased yield on interest-earning deposits, partially offset by higher interest expense from an increased rate on time deposits and a higher average balance of FHLB advances. Net average interest-earning assets were $101.8 million for the six months ended June 30, 2016, compared to $87.6 million for the same period in 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 120.28% for the six months ended June 30, 2016 from 118.96% for the same period in 2015. Our interest rate spread decreased to 2.89% for the six months ended June 30, 2016, compared to 3.14% for the comparable period in 2015. Our net interest margin decreased to 2.99% for the six months ended June 30, 2016 compared to 3.22% for the same period in 2015. The average rate earned on interest-earning assets decreased by 20 basis points for the six months ended June 30, 2016 to 3.45% from 3.65% for the same period in 2015, while the average rate paid on interest-bearing liabilities increased five basis points for the six months ended June 30, 2016 to 0.56% from 0.51% for the same period in 2015.

41.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross (1) (2) (3)	$445,883	$4,567	4.12%	$402,333	$4,430	4.42%
Securities (1)	107,243	544	2.04%	107,170	538	2.01%
Federal Reserve Bank stock	1,677	25	6.00%	1,677	25	6.00%
Interest-earning balances from depository institutions	64,632	96	0.60%	39,570	29	0.29%
Total interest-earning assets	619,435	5,232	3.40%	550,750	5,022	3.66%
Non-interest-earning assets	56,147			52,499
Total assets	$675,582			$603,249

Interest-bearing liabilities:
Interest-bearing transaction	$302,726	$176	0.23%	$272,232	$159	0.23%
Savings deposits	30,594	14	0.18%	30,571	13	0.17%
Time deposits	134,243	419	1.26%	127,831	350	1.10%
Federal Home Loan Bank advances	15,998	66	1.66%	11,721	41	1.40%
Securities sold under agreements to repurchase	26,662	11	0.17%	16,066	1	0.02%
Subordinated debentures	4,000	26	2.61%	4,000	22	2.21%
Total interest-bearing liabilities	514,223	712	0.56%	462,421	586	0.51%
Non-interest-bearing liabilities	79,592			61,711
Total liabilities	593,815			524,132
Stockholders’ equity	81,767			79,117
Total liabilities and stockholders’ equity	$675,582			$603,249

Net interest income		$4,520			$4,436
Net interest rate spread (4)			2.84%			3.15%
Net interest-earning assets (5)	$105,212			$88,329
Net interest margin (6)			2.93%			3.23%
Ratio of interest-earning assets to interest-bearing liabilities			120.46%			119.10%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.13% and 3.42% for the three months ended June 30, 2016 and 2015, respectively. The tax equivalent basis was computed by calculating the deemed interest on tax-exempt loans and municipal bonds that would have been earned on a fully taxable basis to yield the same after-tax income using a combined federal and state marginal tax rate of 36%.

(2) Interest on loans includes loan fees collected in the amount of $57,976 and $37,405 for the three months ended June 30, 2016 and 2015, respectively.

(3) Interest on loans includes $189,000 of interest recaptured from non-accrual loan payoffs for the three months ended June 30, 2015.

(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6) Net interest margin represents net interest income divided by average total interest-earning assets.

42.

	Six Months Ended June 30,			Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, gross (1) (2) (3)	$439,998	$9,030	4.13%	$403,195	$8,723	4.36%
Securities (1)	107,253	1,111	2.08%	106,049	1,111	2.11%
Federal Reserve Bank stock	1,677	50	6.00%	1,677	50	6.00%
Interest-earning balances from depository institutions	54,949	172	0.63%	38,920	56	0.29%
Total interest-earning assets	603,877	10,363	3.45%	549,841	9,940	3.65%
Non-interest-earning assets	55,073			51,225
Total assets	$658,950			$601,066

Interest-bearing liabilities:
Interest-bearing transaction	$290,859	$344	0.24%	$277,625	$334	0.24%
Savings deposits	30,561	29	0.19%	30,326	25	0.17%
Time deposits	134,184	818	1.23%	127,351	688	1.09%
Federal Home Loan Bank advances	15,997	132	1.66%	7,130	66	1.87%
Securities sold under agreements to repurchase	26,443	24	0.18%	15,764	2	0.03%
Subordinated debentures	4,000	51	2.56%	4,000	44	2.22%
Total interest-bearing liabilities	502,044	1,398	0.56%	462,196	1,159	0.51%
Non-interest-bearing liabilities	75,446			60,320
Total liabilities	577,490			522,516
Stockholders’ equity	81,460			78,550
Total liabilities and stockholders’ equity	$658,950			$601,066

Net interest income		$8,965			$8,781
Net interest rate spread (4)			2.89%			3.14%
Net interest-earning assets (5)	$101,833			$87,645
Net interest margin (6)			2.99%			3.22%
Ratio of interest-earning assets to interest-bearing liabilities			120.28%			118.96%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.18% and 3.41% for the six months ended June 30, 2016 and 2015, respectively. The tax equivalent basis was computed by calculating the deemed interest on tax-exempt loans and municipal bonds that would have been earned on a fully taxable basis to yield the same after-tax income using a combined federal and state marginal tax rate of 36%.

(2) Interest on loans includes loan fees collected in the amount of $67,575 and $56,822 for the six months ended June 30, 2016 and 2015, respectively.

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

Interest and dividend income.  The relative components of interest income vary from time to time based on the availability and interest rates of loans, securities and other interest-earning assets. Interest and fee income on loans increased to $4.6 million for the three months ended June 30, 2016 from $4.4 million for the same period in 2015. This increase was primarily due to a $43.6 million increase in average outstanding loans partially offset by a decline in yield. The three months ended June 30, 2015 also included interest recaptured from non-accrual loan payoffs of $189,000. Interest and fee income on loans increased to $9.0 million for the six months ended June 30, 2016 from $8.7 million for the same period in

43.

2015. This increase was primarily due to a $36.8 million increase in average outstanding loans partially offset by a decline in yield on loans. The six months ended June 30, 2015 also included interest recaptured from non-accrual loan payoffs of $250,000. The average balance of loans was $440.0 million and $403.2 million for the six months ended June 30, 2016 and 2015, respectively. The average yield on loans decreased to 4.13% for the six months ended June 30, 2016 from 4.36% for the comparable period in 2015. Without the interest recapture, the yield on loans would have been 4.24% instead of 4.36% for the six months ended June 30, 2015.

Interest income on securities increased slightly to $544,000 for the three months ended June 30, 2016 from $538,000 for the same period in 2015. Interest income on securities remained at $1.1 million for the six months ended June 30, 2016 and 2015. Interest income on securities remained flat primarily due to a slight decline in yield partially offset by a higher average balance of securities. The average yield on securities decreased to 2.08% for the six months ended June 30, 2016 from 2.11% for the comparable period in 2015. The average balance of securities was $107.3 million and $106.0 million for the six months ended June 30, 2016 and 2015, respectively.

Interest on interest-earning deposits increased to $96,000 for the three months ended June 30, 2016 from $29,000 for the same period in 2015. Interest on interest-earning deposits increased to $172,000 for the six months ended June 30, 2016 from $56,000 for the same period in 2015. The increase in interest on interest-earning deposits was primarily due to an increase in yield along with a higher average balance. The average yield on interest-earning deposits was 0.63% and 0.29% for the six months ended June 30, 2016 and 2015, respectively. The average balance of interest-earning deposits was $54.9 million and $38.9 million for the six months ended June 30, 2016 and 2015, respectively.

Interest expense.  Interest expense on deposits increased to $609,000 for the three months ended June 30, 2016, from $523,000 for the comparable period in 2015. Interest expense on deposits increased to $1.2 million for the six months ended June 30, 2016, from $1.0 million for the comparable period in 2015. The increase in interest expense was primarily due to an increase in rate along with a higher average balance of time deposits. The average rate on time deposits was 1.23% and 1.09% for the six months ended June 30, 2016 and 2015, respectively. The average balance of time deposits increased to $134.2 million for the six months ended June 30, 2016 from $127.4 million for the same period in 2015.

Interest expense on FHLB advances increased to $66,000 for the three months ended June 30, 2016 compared to $41,000 for the same period in 2015. Interest expense on FHLB advances increased to $132,000 for the six months ended June 30, 2016 compared to $66,000 for the same period in 2015. The increase in interest expense was due to an increase in the average balance partially offset by a decline in the average rate paid. The average balance of FHLB advances was $16.0 million and $7.1 million for the six months ended June 30, 2016 and 2015, respectively. The average rate on FHLB advances decreased to 1.66% for the six months ended June 30, 2016 compared to 1.87% for the same period in 2015.

Interest on securities sold under agreements to repurchase increased to $11,000 for the three months ended June 30, 2016 compared to $1,000 for the comparable period in 2015. Interest on securities sold under agreements to repurchase increased to $24,000 for the six months ended June 30, 2016 compared to $2,000 for the comparable period in 2015. The increase in interest expense was primarily due to a higher average balance along with an increase in rate. The average balance of securities sold under agreements to repurchase was $26.4 million and $15.8 million for the six months ended June 30, 2016 and 2015, respectively. The average rate increased to 0.18% for the six months ended June 30, 2016 from 0.03% for the comparable period in 2015.

Provision for loan losses.  For the three months ended June 30, 2016, the Bank recorded provision expense of $70,000 compared to no provision expense for the three months ended June 30, 2015. For the six months ended June 30, 2016, the Bank recorded provision expense of $320,000 compared to a $500,000 credit provision for the six months ended June 30, 2015. The credit provision was recorded in June 2015 as management determined it was appropriate due to improvements in credit quality trends and recoveries received on previously charged off loans. The provision expense recorded for the six months ended June 30, 2016 was due primarily to a downgrade on a $2.5 million commercial real estate loan that was tested for impairment as well as an overall increase in non-performing loans. Non-performing and

44.

impaired loans totaled $10.3 million and $5.6 million at June 30, 2016 and December 31, 2015, respectively. We received recoveries of $33,000 and $889,000 and recorded charge-offs of $14,000 and $51,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Non-interest income. Non-interest income decreased to $706,000 for the three months ended June 30, 2016 compared to $741,000 for the same period in 2015. Non-interest income remained at $1.3 million for the six months ended June 30, 2016 compared to 2015. During the six months ended June 30, 2016, we experienced a reduction in gain on sale of loans partially offset by increases in service fees on deposit accounts and gain on the sale of securities compared to the same period in 2015.

Service fees on deposit accounts increased to $151,000 for the three months ended June 30, 2016 from $123,000 for the same period in 2015. Service fees on deposit accounts increased to $278,000 for the six months ended June 30, 2016 from $230,000 for the same period in 2015. This increase was due to higher non-sufficient fund income and treasury management fees during the three and six months ended June 30, 2016.

Gain on sale of securities was $29,000 for the six months ended June 30, 2016. During the six months ended June 30, 2016, we sold $3.7 million of securities. There were no sales of securities during the three months ended June 30, 2016 or for the three and six months ended June 30, 2015.

Gain on sale of loans totaled $225,000 and $295,000 for the three months ended June 30, 2016 and 2015, respectively. Gain on sale of loans totaled $351,000 and $476,000 for the six months ended June 30, 2016 and 2015, respectively. These decreases were due to a lower volume of loan sales for the three and six months ended June 30, 2016 compared to the same periods in 2015. We sold loans totaling $9.3 million and $10.3 million during the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, we sold loans totaling $14.2 million and $17.3 million, respectively.

Non-interest expense. Non-interest expense increased to $4.4 million for the three months ended June 30, 2016 from $3.5 million for the same period in 2015. Non-interest expense increased to $7.9 million for the six months ended June 30, 2016 from $6.9 million for the same period in 2015. The increase in non-interest expense was primarily due to merger related expenses in compensation and employee benefits and in professional fees for the three and six months ended June 30, 2016.

Compensation and employee benefits increased to $2.4 million for the three months ended June 30, 2016 from $1.9 million for the same period in 2015. Compensation and employee benefits increased to $4.4 million for the six months ended June 30, 2016 from $3.8 million for the same period in 2015. These increases were primarily due to payments of $533,000 in accordance with a separation and release agreement.

Professional fees increased to $515,000 for the three months ended June 30, 2016 compared to $134,000 for the same period in 2015. Professional fees increased to $661,000 for the six months ended June 30, 2016 compared to $261,000 for the same period in 2015. These increases were primarily due to merger expenses of $387,000 related to consulting, legal, and auditing fees.

45.

Income taxes.  Income tax expense decreased to $57,000 for the three months ended June 30, 2016 compared to $457,000 for the same period in 2015. Income tax expense decreased to $353,000 for the six months ended June 30, 2016 compared to $1.1 million for the same period in 2015. These decreases were primarily due to a reduction in the effective tax rates resulting from tax exempt income comprising a higher portion of total income, tax credits resulting from a loss at the holding company generated by increased merger expenses, along with lower pre-tax income for the three and six months ended June 30, 2016. The effective tax rate was 8.0% and 17.5% for the three and six months ended June 30, 2016, respectively compared to 27.4% and 28.6% for the comparable periods in 2015, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2016 and December 31, 2015, $66.6 million and $79.2 million, respectively, were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit and securities sold under agreements to repurchase accounts, and advances from the FHLB.

Cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows included with the Consolidated Financial Statements under Item 1 of Part I of this 10-Q.

Our primary investing activities are the origination of loans and the purchase of investment securities. Loan originations exceeded principal collections on loans by $20.3 million for the six months ended June 30, 2016 compared to principal collections on loans exceeding loan originations by $8.4 million for the for the same period in 2015. Cash received from calls, maturities, and principal repayments of available-for-sale investment securities totaled $15.1 million and $9.0 million for the six month periods ended June 30, 2016 and 2015, respectively. We purchased $21.9 million and $9.6 million of available-for-sale investment securities during the six months ended June 30, 2016 and 2015, respectively.

Deposit flows are generally affected by market interest rates, products offered by local competitors, and other factors. Net deposits increased by $6.4 million during the six months ended June 30, 2016 compared to a decrease of $30.9 million for the same period in 2015. The increase in deposits during the six months ended June 30, 2016 was primarily due to an increase in core deposits partially offset by a reduction of $16.8 million in brokered deposits.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we exercise borrowing agreements with the FHLB, which provide for an additional source of funds. We had $16.0 million of advances from the FHLB at June 30, 2016 and December 31, 2015. At June 30, 2016, we had additional available credit of approximately $79.4 million. Additionally, we have the ability to purchase funds through our affiliation with Promontory Interfinancial Network if we require additional liquidity. At June 30, 2016, the funds authorized for purchase through this program totaled $61.0 million.

The Bank is required to maintain certain minimum capital requirements under OCC regulations. Failure by a national bank to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the

46.

Bank’s financial statements. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. As of June 30, 2016, under regulatory standards, the Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

The Bank’s actual capital amounts and ratios under Basel III as of June 30, 2016 and December 31, 2015 are presented in the following tables:

As of June 30, 2016
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$72,346,000	14.05%	$23,170,000	4.50%	$33,468,000	6.50%

Tier I Capital to Adjusted Total Assets	72,346,000	10.89%	26,566,000	4.00%	33,208,000	5.00%

Tier I Capital to Risk Weighted Assets	72,346,000	14.05%	30,893,000	6.00%	41,191,000	8.00%

Total Capital to Risk Weighted Assets	76,885,000	14.93%	41,191,000	8.00%	51,489,000	10.00%

As of December 31, 2015
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$71,273,000	14.89%	$21,546,000	4.50%	$31,122,000	6.50%

Tier I Capital to Adjusted Total Assets	71,273,000	11.47%	24,855,000	4.00%	31,069,000	5.00%

Tier I Capital to Risk Weighted Assets	71,273,000	14.89%	28,728,000	6.00%	38,303,000	8.00%

Total Capital to Risk Weighted Assets	76,195,000	15.91%	38,303,000	8.00%	47,879,000	10.00%

47.

The Company’s actual consolidated capital amounts and ratios under Basel III as of June 30, 2016 and December 31, 2015 are presented in the following tables:

As of June 30, 2016
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$69,282,000	13.45%	$23,185,000	4.50%	N/A	N/A

Tier I Capital to Adjusted Total Assets	69,282,000	10.24%	27,069,000	4.00%	N/A	N/A

Tier I Capital to Risk Weighted Assets	69,282,000	13.45%	30,914,000	6.00%	N/A	N/A

Total Capital to Risk Weighted Assets	77,821,000	15.10%	41,218,000	8.00%	N/A	N/A

As of December 31, 2015
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 Capital to Risk Weighted Assets	$68,467,000	14.29%	$21,555,000	4.50%	N/A	N/A

Tier I Capital to Adjusted Total Assets	68,467,000	10.28%	26,651,000	4.00%	N/A	N/A

Tier I Capital to Risk Weighted Assets	68,467,000	14.29%	28,740,000	6.00%	N/A	N/A

Total Capital to Risk Weighted Assets	77,389,000	16.16%	38,321,000	8.00%	N/A	N/A

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

The Bank and the Company have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12% (excluding the CCB). The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance

48.

with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels, or capital levels required for capital adequacy plus the CCB. The minimum CCB in 2016 is 0.625% and will increase by 0.625% annually through 2019 to 2.5%. As of March 31, 2016, the Bank and the Company adopted all of the Basel III 2016 phase-in rules and were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. At present, management concludes that its current capital structure and the execution of its capital plan will be sufficient to meet and exceed the revised regulatory capital ratios as required by the new Basel III Rules.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at June 30, 2016 follows:

				Range of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitments	Commitments	Commitments	Commitments

Commitments to extend credit	$41,919,882	$40,493,461	$82,413,343	2.875% - 18.00%
Standby letters of credit	1,035,125	94,000	1,129,125	4.00% - 6.00%

Loans sold to the FHLB under the Mortgage Partnership Finance (“MPF”) program are sold with recourse. The Bank has an agreement to sell residential loans of up to $81.0 million to the FHLB, of which approximately $72.2 million had been sold as of June 30, 2016. As a part of the agreement, the Bank had a maximum credit enhancement of $388,000 at June 30, 2016. The Company intends to continue originating and selling mortgage loans while retaining the servicing rights of the loans. In addition to the MPF program, the Company currently has a relationship to sell loans to Fannie Mae. These loans are also sold with recourse. The Company has a recourse liability reserve established. Since the Company has no loss experience at this time, we utilized the current Fannie Mae loss history rates in the calculation of our reserve.

49.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The majority of First Clover Leaf’s assets and liabilities are monetary in nature. Consequently, the most significant form of market risk is interest rate risk. First Clover Leaf’s assets, consisting primarily of loans, have longer maturities than its liabilities, which consist primarily of deposits. As a result, the principal part of First Clover Leaf’s business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, the Bank’s board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given First Clover Leaf’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a regular basis, and the Asset/Liability Management Committee meets at least quarterly to review the asset/liability policies and interest rate risk position.

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

First Clover Leaf utilized an independent third-party to analyze interest rate risk sensitivity as of March 31, 2016. The model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value (“NPV”). The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases of up to 400 basis points or decreases of 100 points in 100 basis point increments. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest” column.

The tables below set forth, as of March 31, 2016 and December 31, 2015, the estimated changes in the NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

March 31, 2016
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates	NPV	Amount	Percent	NPV Ratio	Change

+400 bp	$83,587	$(20,347)	(20)%	14.71%	(148	) bp
+300 bp	91,327	(12,607)	(12)	15.60	(59	) bp
+200 bp	97,408	(6,526)	(6)	16.12	(7	) bp
+100 bp	102,053	(1,881)	(2)	16.39	20	bp
0 bp	103,934	-	-	16.19	0	bp
-100 bp	95,842	(8,092)	(8)	14.69	(150	) bp

50.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

December 31, 2015
	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates	NPV	Amount	Percent	NPV Ratio	Change

+400 bp	$84,743	$(19,577)	(19)%	14.40%	(142	) bp
+300 bp	91,987	(12,333)	(12)	15.21	(61	) bp
+200 bp	97,818	(6,502)	(6)	15.70	(12	) bp
+100 bp	102,388	(1,932)	(2)	15.98	16	bp
— bp	104,320	—	—	15.82	—	bp
-100 bp	95,264	(9,056)	(9)	14.22	(160	) bp

The 2016 table above indicates that at March 31, 2016 in the event of a 100 basis point decrease in interest rates, we would experience an 8% decrease in the net portfolio value. In the event of a 400 basis point increase in interest rates, we would experience a 20% decrease in the net portfolio value. Management does not believe that the Company’s primary market risk exposures at June 30, 2016, and how those exposures were managed during the three months ended June 30, 2016, have changed materially when compared to the immediately preceding quarter ended March 31, 2016. However, the Company’s primary market risk exposure has not yet been quantified at June 30, 2016 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results.

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

51.

FIRST CLOVER LEAF FINANCIAL CORP.

PART II - Other Information

Item 1 - Legal Proceedings.

We and our subsidiaries are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. As of June 30, 2016, except as noted below, we and our subsidiaries were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

First Clover Leaf, certain executive officers of First Clover Leaf, certain members of First Clover Leaf’s board of directors, and First Mid are named as defendants in one purported class action lawsuit brought by an alleged individual First Clover Leaf stockholder challenging the Merger (the “Lawsuit”). The Lawsuit is captioned Raul v. Highlander, et al, Case No. 16-L-703, and was filed on May 20, 2016, in the Circuit Court of Madison County, Illinois, Third Judicial District. The Lawsuit alleges breaches of fiduciary duty by the individual officers and directors of First Clover Leaf relating to the process leading to the proposed Merger of First Clover Leaf and First Mid. The Lawsuit alleges that the Merger consideration is inadequate and that the joint proxy statement/prospectus does not contain sufficient disclosures and detail. The Lawsuit also alleges that First Clover Leaf and First Mid aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The relief sought includes class certification, declaratory relief, an injunction enjoining consummation of the Merger, rescission of the Merger should it be consummated, interest on any monetary judgment, costs, and attorneys’ fees.

First Clover Leaf, First Mid and the individual defendants believe that the factual allegations in the Lawsuit are without merit and legally unfounded and they intend to vigorously defend against these allegations.

Item 1A – Risk Factors.

Not required.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 – Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

52.

FIRST CLOVER LEAF FINANCIAL CORP.

Item 6 – Exhibits.

(a)	Exhibits.
2.1:	Agreement and Plan of Merger by and between First Mid-Illinois Bancshares, Inc. and First Clover Leaf Financial Corp., dated April 26, 2016.* (1)
2.2:	First Amendment to Agreement and Plan of Merger by and between First Mid-Illinois Bancshares, Inc. and First Clover Leaf Financial Corp., dated June 6, 2016.
10.1:	Form of Separation and Release Agreement by and among First Clover Leaf Financial Corp, First Clover Leaf Bank, National Association, and William D. Barlow. (2)
31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32:	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101:	The following financial statements as of and for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of First Clover Leaf Financial Corp., filed with the Commission on April 26, 2016.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of First Clover Leaf Financial Corp., filed with the Commission on April 26, 2016.
* Certain schedules have been omitted pursuant to Section 601(b)(2) of Regulation S-K.

53.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CLOVER LEAF FINANCIAL CORP.
(Registrant)

DATE: August 10, 2016	BY:	/s/ P. David Kuhl
P. David Kuhl,
President and Chief Executive Officer

	BY:	/s/ Darlene F. McDonald
Darlene F. McDonald,
Executive Vice-President and Chief Financial Officer

54.